Form 10-Q
period 2010-06-30
BROADSOFT INC
filed 2010-08-09
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34777
BroadSoft, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52 2130962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Perry Parkway, Gaithersburg, MD	20877
(Address of principal executive offices)	(Zip Code)
(301) 977-9440
Registrant’s telephone number, including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of Registrant’s common stock, par value $0.01 per share, on August 6, 2010, was 24,704,606.

BroadSoft, Inc.
Index to Consolidated Financial Statements
Table of Contents

Item	Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:	1

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	2

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Three and Six Months Ended June 30, 2010 and 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4. Controls and Procedures	31

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	32

ITEM 1A. Risk Factors	32

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

ITEM 3. Defaults Upon Senior Securities	53

ITEM 4. (Removed and Reserved)	53

ITEM 5. Other Information	53

ITEM 6. Exhibits	53

EX-31.1

EX-31.2

EX-32.1

EX-32.2

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December
	2010	31, 2009
	(In thousands, except share
	and per share data)
Assets:
Current assets:
Cash and cash equivalents	$47,366	$22,869
Accounts receivable, net of allowance for doubtful accounts of $15 and $169 at June 30, 2010 and December 31, 2009, respectively	22,933	25,471
Other current assets	5,156	4,829

Total current assets	75,455	53,169

Long-term assets:
Property and equipment, net	2,547	1,563
Restricted cash	1,052	599
Intangible assets, net	2,778	3,163
Goodwill	4,728	4,728
Other long-term assets	2,420	3,441

Total long-term assets	13,525	13,494

Total assets	$88,980	$66,663

Liabilities, redeemable preferred stock and redeemable convertible preferred stock and stockholders’ equity (deficit):
Current liabilities:
Notes payable and bank loans, current portion	$1,189	$4,536
Accounts payable and accrued expenses	9,877	11,903
Deferred revenue, current portion	38,266	33,806

Total current liabilities	49,332	50,245
Notes payable and bank loans	1,584	14,035
Deferred revenue	8,674	6,241
Other long-term liabilities	1,022	756

Total liabilities	60,612	71,277

Redeemable preferred stock and redeemable convertible preferred stock:
Series A redeemable preferred stock, par value $0.01 per share; no and 9,000,000 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	4,320
Redeemable convertible preferred stock, par value $0.01 per share, issuable in series: no shares and 71,364,939 authorized at June 30, 2010 and December 31, 2009, respectively; no shares and 11,831,531 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	68,866

Total redeemable and redeemable convertible preferred stock	—	73,186

Stockholders’ equity (deficit):
BroadSoft, Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 and 139,100,00 shares authorized at June 30, 2010 and December 31, 2009, respectively; 24,669,146 and 6,320,110 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	247	63
Additional paid-in capital	130,586	20,340
Accumulated other comprehensive loss	(1,584)	(1,725)
Accumulated deficit	(100,881)	(96,474)

Total BroadSoft, Inc. stockholders’ equity (deficit)	28,368	(77,796)
Noncontrolling interest	—	(4)

Total stockholders’ equity (deficit)	28,368	(77,800)

Total liabilities and stockholders’ equity (deficit)	$88,980	$66,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue:
Licenses	$10,555	$10,001	$19,338	$17,067
Maintenance and professional services	9,216	7,731	18,237	14,325

Total revenue	19,771	17,732	37,575	31,392

Cost of revenue:
Licenses	1,026	1,141	2,242	2,255
Maintenance and professional services	3,842	3,634	7,227	6,542
Amortization of intangibles	192	210	385	419

Total cost of revenue	5,060	4,985	9,854	9,216

Gross profit	14,711	12,747	27,721	22,176

Operating expenses:
Sales and marketing	7,710	7,503	14,812	14,594
Research and development	4,952	4,090	9,443	8,282
General and administrative	3,608	3,077	6,887	5,878

Total operating expenses	16,270	14,670	31,142	28,754

Loss from operations	(1,559)	(1,923)	(3,421)	(6,578)

Other expense (income):
Interest income	(10)	(10)	(12)	(29)
Interest expense	393	355	699	704
Other (income) expense	(12)	(7)	173	(3)

Total other expense	371	338	860	672

Loss before income taxes	(1,930)	(2,261)	(4,281)	(7,250)
(Benefit) provision for income taxes	(156)	383	126	628

Net loss	(1,774)	(2,644)	(4,407)	(7,878)

Net loss attributable to noncontrolling interest	—	(1)	—	(2)

Net loss attributable to BroadSoft, Inc.	$(1,774)	$(2,643)	$(4,407)	$(7,876)

Net loss per common share available to BroadSoft, Inc. common stockholders:
Basic and diluted	$(0.20)	$(0.42)	$(0.58)	$(1.26)

Weighted average common shares outstanding:
Basic and diluted	8,824	6,280	7,615	6,275

Stock-based compensation expense included above:
Cost of revenue	$57	$153	$92	$197
Sales and marketing	254	487	365	662
Research and development	201	397	267	516
General and administrative	551	822	660	1,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and
Comprehensive Loss

		BroadSoft, Inc. Stockholders' Equity (Deficit)
	Total		Common Stock Par		Additional	Accumulated Other
	Stockholders'	Comprehensive	Value $0.01 Per Share		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Equity (Deficit)	Loss	Shares	Amount	Capital	Loss	Deficit	Interest
				(In thousands, except per share data)
Balance December 31, 2009	$(77,800)		6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)
Issuance of common stock from IPO, net of discounts and issuance costs	39,981		5,048	50	39,931	—	—	—
Redeemable convertible preferred stock converted to common at IPO	68,866		12,962	130	68,736	—	—	—
Reclassification of warrant liability upon IPO	262		—	—	262	—	—	—
Warrant exercise	100		36	—	100	—	—	—
Issuance of common stock for exercise of stock options and lapse of RSUs and net effect of early exercises and income tax	(163)		303	4	(167)	—	—	—
Sale of shares to noncontrolling interest	4		—	—	—	—	—	4
Stock based compensation expense	1,384		—	—	1,384	—	—	—

Comprehensive loss:
Net loss	(4,407)	$(4,407)	—	—	—	—	(4,407)	—
Other comprehensive loss:
Foreign currency translation adjustment	141	141	—	—	—	141	—	—

Comprehensive loss	(4,266)	$(4,266)	—	—	—	—	—	—

Balance June 30, 2010	$28,368		24,669	$247	$130,586	$(1,584)	$(100,881)	$—

Balance December 31, 2008	$(72,724)		6,259	$63	$16,596	$(758)	$(88,625)	$—
Exercise of stock options and net effect of early exercises	51		23	—	51	—	—	—
Stock-based compensation expense	2,446		—	—	2,446	—	—	—

Comprehensive loss:
Net loss	(7,878)	$(7,878)	—	—	—	—	(7,876)	(2)
Other comprehensive loss:
Foreign currency translation adjustment	(366)	(366)	—	—	—	(366)	—	—

Comprehensive loss	(8,244)	$(8,244)	—	—	—	—	—	—

Balance June 30, 2009	$(78,471)		6,282	$63	$19,093	$(1,124)	$(96,501)	$(2)

The accompanying notes are an integral part of these condensed consolidated financial statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,407)	$(7,878)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,277	1,135
Amortization of software licenses	910	910
Stock-based compensation expense	1,384	2,449
Other	(128)	(44)
Changes in operating assets and liabilities:
Accounts receivable	2,517	5,131
Other assets	(357)	(194)
Accounts payable and other liabilities	(1,217)	(2,431)
Deferred revenue	6,893	6,407

Net cash provided by operating activities	6,872	5,485

Cash flows from investing activities:
Purchases of property and equipment	(1,631)	(316)
Change in restricted cash	(453)	8

Net cash used in investing activities	(2,084)	(308)

Cash flows from financing activities:
Proceeds from exercise of stock options	332	45
Proceeds from issuance of common stock in connection with the Company’s IPO, net of issuance costs	39,982	—
Proceeds from the exercise of common stock warrants	100	—
Redemption of Series A redeemable preferred stock	(4,224)	—
Taxes paid on vesting of RSUs	(506)	—
Notes payable and bank loans — payments	(15,895)	(1,542)

Net cash provided by (used in) financing activities	19,789	(1,497)

Effect of exchange rate changes on cash and cash equivalents	(80)	22

Net increase in cash and cash equivalents	24,497	3,702
Cash and cash equivalents, beginning of period	22,869	14,353

Cash and cash equivalents, end of period	$47,366	$18,055

The accompanying notes are an integral part of these condensed consolidated financial statements

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements
1. Nature of Business
BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is a global provider of software that enables fixed-line, mobile and cable service providers to deliver voice and multimedia services over their Internet protocol-based, or IP-based networks. The Company’s software enables its service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, IP multimedia communications, such as hosted IP private branch exchanges, or PBXs, video calling, unified communications, or UC, collaboration and converged mobile and fixed-line services. The Company’s software, BroadWorks, performs a critical network function by serving as the software element that delivers and coordinates voice, video and messaging communications through a service provider’s IP-based network.
2. Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of the Company, its wholly owned subsidiaries and, until February 1, 2010, a variable interest entity for which the Company has determined it was the primary beneficiary. The Company disposed of its interest in this entity on February 1, 2010. All intercompany balances and transactions have been eliminated in consolidation.
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Company’s final prospectus, dated June 16, 2010, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the initial public offering of the Company’s common stock (the “IPO”).
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
Effective January 1, 2010, the Company adopted new accounting guidance for revenue arrangements with multiple deliverables that are outside of the scope of previous authoritative software revenue recognition guidance. The new accounting guidance provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
deliverable’s selling price. The Company concluded the new accounting guidance did not have a material impact on the Company’s results of operations, cash flows or financial position during the three and six months ended June 30, 2010, as the guidance applied only to the sale of certain products offered, which were not significant.
Effective January 1, 2010, the Company adopted new accounting guidance for revenue recognition for arrangements that include software elements. Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance. The Company concluded the new accounting guidance did not have a material impact on the Company’s results of operations, cash flows or financial position during the three and six months ended June 30, 2010, as the guidance applied only to the sale of certain products offered, which were not significant.
Effective January 1, 2010, the Company adopted new accounting guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, for all interim and year-end reporting periods beginning December 31, 2010, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements (significant unobservable inputs). There were no transfers of assets or liabilities between Levels 1 and 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2010. In conjunction with the IPO, the Series C-1 preferred stock warrants converted to common stock warrants. As a result, the Company reclassified the Series C-1 preferred stock warrants from Level 3 liabilities to additional paid in capital (“APIC”). The Company will include these additional disclosures, as applicable, in its interim and year-end financial statements in future periods.
3. Fair Value Disclosures
The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets
Money market funds and certificates of deposit	$31,622	$31,622	$8,167	$8,167

Total assets	$31,622	$31,622	$8,167	$8,167

Liabilities
Series C-1 preferred stock warrants	$—	$—	$153	$153

Total liabilities	$—	$—	$153	$153

The carrying amounts of the Company’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature.

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
The Company uses a three-tier fair value measurement hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The three tiers are defined as follows:
• Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical instruments;
• Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
• Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the Company’s conclusions reached as of June 30, 2010 and December 31, 2009 (in thousands):

	Balance at
	June 30,
	2010	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$30,570	$30,570	$—	$—
Certificates of deposit (2)	1,052	1,052	—	—

Total	$31,622	$31,622	$—	$—

	Balance at
	December
	31, 2009	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$7,568	$7,568	$—	$—
Certificates of deposit (2)	599	599	—	—

Total	$8,167	$8,167	$—	$—

Liabilities:
Series C-1 preferred stock warrants (3)	$153	$—	$—	$153

	$153	$—	$—	$153

(1)	Money market funds are classified as cash equivalents in the Company’s condensed consolidated balance sheet. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market accounts have carrying values that approximate fair value. Therefore, they are categorized within Level 1 of the fair value measurement hierarchy.

(2)	Certificates of deposit are classified as restricted cash in the Company’s condensed consolidated balance sheet. As these investments are highly liquid and readily convertible to known amounts of cash, they are determined to have carrying values that approximate fair value. Therefore, they are categorized within Level 1 of the fair value measurement hierarchy.

(3)	Warrants to purchase Series C-1 redeemable convertible preferred stock are recorded as liabilities within other long-term liabilities in the Company’s condensed consolidated balance sheet. Fair value is

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
determined utilizing the Black-Scholes valuation model and reasonable assumptions for stock price volatility, expected dividend yield, and risk-free interest rates over the remaining contractual life of the warrants. The fair value of the warrants is re-measured each reporting period and changes in fair value are recognized in other income or expense in the Company’s condensed consolidated statements of operations. These warrants were converted to common stock warrants in connection with the IPO, and were reclassified to APIC. As such, the Company no longer has Level 3 assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis during the six months ended June 30, 2010 (in thousands):

Series C-1
Preferred Warrants
Balance at December 31, 2009	$(153)
Total unrealized losses included in earnings	(109)
Transfers out	262

Balance at June 30, 2010	$—

Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the six months ended June 30, 2009 and 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met.

	June 30,	December
	2010	31,2009
Licenses	$21,804	$19,562
Maintenance and professional services	25,136	20,485

	$46,940	$40,047

Current portion	$38,266	$33,806
Non-current portion	8,674	6,241

	$46,940	$40,047

5. Borrowings
Installment Bank Loans
On September 26, 2008 the Company entered into a $15.0 million Loan and Security Agreement with ORIX Venture Finance LLC (the “ORIX Loan”), which the Company voluntarily repaid in full during the quarter ended June 30, 2010. The ORIX Loan required 42 equal monthly principal payments of approximately $0.4 million beginning in April 2010 and was scheduled to mature in September 2013. Under the original terms of the ORIX Loan, borrowings under this agreement bore interest at the prime

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
rate plus 3.0%, provided that the interest rate in effect in each month could not be less than 7% per annum. On December 23, 2008, the Company amended the interest rate terms of the ORIX Loan such that the interest rate was equal to the sum of 3.0% plus the greater of (a) prime rate or (b) LIBOR rate plus 2.5%, provided that the interest rate in effect in each month could not be less than 7% per annum. The principal balance outstanding under this agreement at December 31, 2009 was $15.0 million.
The Company paid $0.2 million of loan origination fees related to its ORIX Loan, which was capitalized within other current and long-term assets in the condensed consolidated balance sheets. Amortization expense related to the loan origination fees was immaterial for the periods reported and is included as interest expense in the consolidated statements of operations. The Company paid in full the balance of the ORIX Loan in June 2010 and, as such, recorded into interest expense the remaining unamortized loan origination fees of approximately $0.1 million during the quarter ended June 30, 2010.
In connection with obtaining the ORIX Loan, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share that expires on May 16, 2012. In accordance with the guidance to account for debt issued with a warrant, the Company allocated the total proceeds between the ORIX Loan and the warrant based on the relative fair value of the two instruments. Out of the total proceeds of $15.0 million, the Company allocated $14.9 million to the ORIX Loan and $0.1 million to the warrant based on their relative fair values. The fair value of the common stock warrant was recorded to additional paid-in capital. Fair value was determined using a Black-Scholes valuation model using the contractual life of the warrant and reasonable assumptions for stock price volatility, expected dividend yield and risk-free interest rates. The Company used a risk-free interest rate of 3.4%, stock price volatility of 75% and term of seven years, which resulted in an estimated fair value of the common stock warrant of approximately $1.20 per share. The discount on the ORIX Loan was being amortized over the term of the agreement using the effective interest method and the amortization charge is recorded as interest expense in the consolidated statements of operations. In connection with the repayment of the ORIX Loan, the Company recorded into interest expense the remaining unamortized balance of $0.1 million during the quarter ended June 30, 2010.
In December 2008, in connection with the acquisition of Sylantro Systems Corporation, the Company assumed a loan totaling $1.3 million at an interest rate of 9%. The balance outstanding under this agreement at December 31, 2009 was $0.1 million, which was paid in full February 2010.
Financing Arrangements
In May 2008, the Company amended a software license and maintenance agreement. The amended agreement provides the Company the right to distribute third party software on a user basis up to 35,000,000 licenses over a four-year period for an additional one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provides for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At June 30, 2010 and December 31, 2009, the liability for the installment bank loan amounted to approximately $2.7 million and $3.5 million, respectively.
6. Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted, leaving 55,555 authorized shares expired under the 1999 Plan. In April 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s IPO, the 2009 Plan was amended and restated to provide for, among other things, annual increases in the share

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
reserve. At the same time, an additional 333,333 shares of common stock were added to the share reserve. At June 30, 2010, the Company had 260,183 shares of common stock available for issuance under the 2009 Plan.
Stock Options
The following table presents a summary related to stock options for the six months ended June 30, 2010:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price
Balance, December 31, 2009	2,841,096	$2.26
Granted	280,838	8.94
Exercised	(172,123)	1.98
Forfeited	(22,445)	3.70

Balance, June 30, 2010	2,927,366	$2.91

Vested at June 30, 2010	1,862,083	$2.20
For the three months ended June 30, 2010 and 2009, stock compensation expense related to stock options was $0.4 million and $1.9 million, respectively. For the six months ended June 30, 2010 and 2009, stock compensation expense related to stock options was $0.6 million and $2.4 million, respectively. There were 280,838 and 2,371,919 stock options granted during the six months ended June 30, 2010 and June 30, 2009, respectively. For the six months ended June 30, 2010 and June 30, 2009, the intrinsic value of stock options exercised was $0.9 million and nominal, respectively, and cash received from stock options exercised was $0.3 million and nominal, respectively. At June 30, 2010, unrecognized compensation expense related to unvested options was $1.6 million, which is scheduled to be recognized over a weighted average period of 1.15 years.
Restricted Stock Unit Awards
During the six months ended June 30, 2010, the Company granted 99,998 RSUs to certain officers. These RSUs have a term of ten years and are settled in shares of common stock and will vest in two equal annual installments following the date of grant. The Company also granted an aggregate of 187,061 RSUs to certain employees and officers. These RSUs have a term of ten years and vest over four years following the date of grant. Also in the period, the Company granted an aggregate of 4,999 RSUs to certain directors. These RSUs vested immediately with the closing of the IPO. For the three and six months ended June 30, 2010, stock compensation expense related to RSUs was $0.7 million. At June 30, 2010, unrecognized compensation expense related to unvested RSUs was $1.5 million, which is scheduled to be recognized over a weighted average period of 1.65 years.
During the six months ended June 30, 2009, the Company granted 167,493 RSUs to certain employees. These RSUs, which have a term of 10 years and are settled in shares of common stock, vested in connection with the Company’s IPO. During the three months ended June 30, 2010, the Company incurred stock compensation expense of $0.4 million in connection with the vesting of these RSUs.
The following table presents a summary of activity for RSUs during the six months ended June 30, 2010:

11

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

		Weighted
	Number of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Balance, December 31, 2009	173,326	$2.46
Granted	292,058	7.75
Forfeited	(3,749)	4.47
Vested	(178,536)	8.93

Balance, June 30, 2010	283,099	$3.81

Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of June 30, 2010, the Company’s APIC pool balance was zero.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets was $1.3 million and $0.4 million at June 30, 2010 and December 31, 2009, respectively.
7. Commitments and Contingencies
In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any claims or been required to defend any action related to indemnification obligations to date. The Company is currently disputing an indemnity claim asserted by one of its customers. This customer seeks $3.6 million for reimbursement of a portion of the legal expenses incurred in defending a patent infringement lawsuit filed against it by another of the Company’s customers. While the Company believes this indemnity claim is without merit and management plans to continue to vigorously dispute this claim, the customer seeking indemnity has substantially greater resources than the Company. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
In accordance with its bylaws and certain agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date under these indemnification obligations.
In addition, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows.
8. Taxes
The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the interim reporting requirements of ASC-740 — Income Taxes and ASC- 270 — Interim Reporting. Discrete items that impact tax expense are recorded in the period incurred.

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.
For the six months ended June 30, 2010 and 2009, the Company recorded a tax provision of $0.1 million and $0.6 million, respectively. The tax provisions for the six months ended June 30, 2010 and 2009 primarily pertained to taxable income generated by the Company’s foreign operations. There is no tax benefit recognized on the net operating losses incurred in the U.S. and certain foreign jurisdictions due to the lack of evidence supporting the Company’s ability to utilize these losses in the future.
9. Stockholders’ Equity (Deficit)
Reverse Stock Split and Initial Public Offering
On May 24, 2010, the Company’s board of directors approved an amendment to the Company’s restated certificate of incorporation to effect a 6-for-1 reverse stock split of its common stock and all series of its redeemable convertible preferred stock. The par value and the authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, redeemable convertible preferred stock, warrants for common stock, warrants for preferred stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on June 14, 2010.
In June 2010, the Company completed the IPO in which it issued and sold 5,048,131 shares of common stock at a public offering price of $9.00 per share. The Company raised a total of $45.5 million in gross proceeds from the IPO, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million. Upon the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 12,962,405 shares of common stock. In connection with the closing, the Company used $4.3 million of the net proceeds ($0.1 million of which was paid subsequent to June 30, 2010) from the IPO to redeem and subsequently cancel all outstanding shares of the Company’s Series A redeemable preferred stock.
In connection with the closing of the IPO in June 2010, the Company amended and restated its certificate of incorporation and reduced its authorized number of shares of common stock to 100,000,000 and reduced the authorized number of shares of preferred stock to 5,000,000.
Preferred Stock
Pursuant to the Company’s amended and restated certificate of incorporation filed on June 21, 2010 in connection with the closing of the IPO, the Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation and could have the effect of delaying, preventing or deterring a change in control. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
Warrants
Preferred Stock Warrants
During 2004 and 2005, the Company issued warrants to purchase up to an aggregate of 45,955 shares of Series C-1 redeemable convertible preferred stock at $3.97 per share in connection with financing arrangements. Upon the closing of the IPO, these warrants automatically converted into warrants to purchase an equivalent number of shares of common stock. As of June 30, 2010, all of these warrants had been exercised and the underlying shares issued to the warrant holders.
Common Stock Warrants
In addition to the warrants described above, in September 2008, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share in connection with the ORIX Loan, which expires on June 16, 2012. As of June 30, 2010, this warrant remained outstanding.
10. Loss per share data
Basic loss per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted loss per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock, warrants and convertible securities were exercised or converted into common stock.
Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s losses.
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and six months ended June 30, 2009 and 2010. In the table below, net loss represents the numerator and weighted average common shares outstanding represents the denominator:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands except per		(In thousands except per
	share data)		share data)
Basic loss per common share:
Net loss attributable to BroadSoft, Inc.	$(1,774)	$(2,644)	$(4,407)	$(7,878)
Weighted average basic common shares outstanding	8,824	6,280	7,615	6,275

Basic loss per common share	$(0.20)	$(0.42)	$(0.58)	$(1.25)

Diluted loss per common share:
Net loss attributable to BroadSoft, Inc.	$(1,774)	$(2,644)	$(4,407)	$(7,878)
Weighted average diluted common shares outstanding	8,824	6,280	7,615	6,275

Diluted loss per common share	$(0.20)	$(0.42)	$(0.58)	$(1.25)

The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net loss per common share because the effect is anti-dilutive is as follows:

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Redeemable convertible preferred stock: *
Series B-1	524	589	556	589
Series C-1	8,698	9,771	9,232	9,771
Series D	716	805	760	805
Series E	371	417	394	417
Series E-1	223	—	236	—
Series C-1 preferred stock warrants **	40	46	43	46
Common stock warrants	117	117	117	117
Restricted stock units and awards	316	148	288	91
Early exercise shares	2	23	2	23
Stock options	74	2,477	57	2,424

*	All of the redeemable convertible preferred stock automatically converted to common stock upon the closing of the IPO. For the three and six months ended June 30, 2010, amounts presented in the table are the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

**	All of the Series C-1 preferred stock warrants automatically converted to common stock warrants upon the closing of the IPO. All of these warrants were exercised during the quarter ended June 30, 2010. For the three and six months ended June 30, 2010, amounts presented in the table are the weighted average shares of common stock underlying these warrants.
11. Other (Income) Expense
Other (income) expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$(10)	$(10)	$(12)	$(29)
Interest expense	393	355	699	704
Other expense, net	—	—	64	—
Change in fair value of preferred stock warrants	(12)	(7)	109	(3)

Total other expense	$371	$338	$860	$672

12. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer (the “CEO”). The CEO reviews financial information presented on a consolidated basis, along with information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Discrete information on a geographic basis, except for revenue, is not provided below the consolidated level to the CEO. The Company has concluded that it operates in one segment and has provided the required enterprise-wide disclosures.
Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

BroadSoft, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
United States	$9,204	$10,838	$18,743	$17,958
EMEA	4,264	3,298	8,708	7,346
APAC	3,662	2,720	6,558	4,363
Other	2,641	876	3,566	1,725

	$19,771	$17,732	$37,575	$31,392

	June 30,	December
	2010	31, 2009
Long-Lived Assets, net
United States	$5,235	$4,861
EMEA	187	41
APAC	148	217
Other	447	484

	$6,017	$5,603

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on June 16, 2010.
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:
•	our dependence on the success of BroadWorks;
•	our dependence on our service provider customers to sell services using our applications;
•	claims that we infringe intellectual property rights of others;
•	our ability to protect our intellectual property;
•	intense competition;
•	any potential loss of or reductions in orders from certain significant customers;
•	our ability to predict our revenue, operating results and gross margin accurately;
•	the length and unpredictability of our sales cycles;
•	our ability to expand our product offerings;
•	our international operations;
•	our significant reliance on distribution partners in international markets;
•	our ability to sell our products in certain markets;
•	our ability to manage our growth;
•	the attraction and retention of qualified employees and key personnel;
•	the interoperability of our products with service provider networks;
•	the quality of our products and services, including any undetected errors or bugs in our software; and
•	our ability to maintain proper and effective internal controls.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.
Company Overview
We are the leading global provider of software that enables fixed-line, mobile and cable service providers to deliver voice and multimedia services over their Internet protocol-based, or IP-based, networks. Our software, BroadWorks, enables our service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, IP multimedia communications, such as hosted IP private branch exchanges, or PBXs, video calling, unified communications, or UC, collaboration and converged mobile and fixed-line services. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates voice, video and messaging communications through a service provider’s IP-based network. Service providers use BroadWorks to offer services that generate new revenue, reduce subscriber churn, capitalize on their investments in IP-based networks and help them migrate services from their legacy, circuit-based networks to their IP-based networks. We believe we are well-positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.
BroadWorks delivers and coordinates the enterprise, consumer, mobile and trunking communications applications that service providers offer through their IP-based networks. BroadWorks is installed on industry-standard servers, typically located in service providers’ data centers. It interoperates with service providers’ core networks, accesses other networks for interworking with end-users’ communications devices and connects to service providers’ support and billing systems.
We began selling BroadWorks in 2001. Over 425 service providers, located in more than 65 countries, including 15 of the top 25 telecommunications service providers globally as measured by revenue in the first three quarters of 2009, have purchased our software. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.
Industry Background
We believe telecommunications service providers are facing significant challenges to their traditional business models, including declining revenues in their legacy businesses, rapidly evolving customer communications demands and the need to generate returns on their increasing investments in IP-based networks. Historically, service providers derived much of their revenue from providing reliable voice and high speed data access. However, these legacy services have been increasingly commoditized as technological and regulatory changes have brought increased competition and lower prices. At the same time, enterprises and consumers have started to seek new and enhanced cloud-based communications services, such as hosted voice and multimedia communications, converged mobile and fixed-line services, video calling and collaboration. These new and enhanced services provide service providers with opportunities to counter falling legacy revenues and increase subscriber growth. Service providers are utilizing their existing IP-based networks to deliver these services. Although these IP-based networks were originally built to deliver high speed data, they are being configured, through the use of new network software, to efficiently enable the broader, richer services that subscribers increasingly demand.
Company Strategy
Our goal is to strengthen our position as the leading global provider of multimedia application servers by enabling service providers to increase revenue opportunities by delivering feature-rich services to their enterprise and consumer subscribers and to leverage their investment in their IP-based networks. Key elements of our strategy include:
•	Extend our technology leadership and product depth and breadth. We intend to provide an industry-leading solution through continued focus on product innovation and substantial investment in research and development for new features, applications and services.
•	Drive revenue growth by:
•	Assisting our current service provider customers to sell more of their currently-deployed BroadWorks services. We support our service provider customers by regularly offering enhanced and new features to their current applications as well as providing tools and training to help them market their services to subscribers.
•	Selling new applications and features to our current service provider customers. Although our initial engagement with a service provider may be for a single initiative or business unit, once

BroadWorks is implemented by a service provider, we believe we are well-positioned to sell additional applications and features to that service provider.
•	Continuing to acquire new customers. Our customers are located around the world and include 15 of the top 25 telecommunications service providers globally. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence, by expanding our geographic footprint and by penetrating more deeply into some types of service provider customers, such as additional cable and mobile service providers.
•	Pursue selected acquisitions and collaborations that complement our strategy. We intend to continue to pursue acquisitions and collaborations where we believe they are strategic to strengthen our leadership position.
Initial Public Offering
In June 2010, we completed the initial public offering, or IPO, of our common stock in which we issued and sold 5,048,131 shares of common stock at a public offering price of $9.00 per share. We raised a total of $45.5 million in gross proceeds from the IPO, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 12,962,405 shares of common stock. In connection with the closing, we used $4.3 million of the net proceeds from the IPO to redeem and subsequently cancel all outstanding shares of our Series A redeemable preferred stock. After the closing of the IPO, we used approximately $14.3 million of the net proceeds from the IPO to repay the outstanding balance under our credit facility with ORIX Venture Finance LLC, or ORIX, which we refer to as the ORIX Loan.
Key Financial Highlights
Some of our key financial highlights for the quarter ended June 30, 2010 include:
•	Total revenue increased over $2.0 million to $19.8 million, compared to $17.7 million in the quarter ended June 30, 2009;
•	During the three months ended June 30, 2010, deferred revenue increased $0.6 million to $46.9 million, compared to an increase of $2.5 in the quarter ended June 30, 2009;
•	Gross profit and profit margin were $14.7 million and 74%, respectively, compared to $12.7 million and 72%, respectively, in the quarter ended June 30, 2009;
•	Operating loss decreased to $1.6 million, compared to $1.9 million in the quarter ended June 30, 2009;
•	Net loss decreased to $1.8 million, compared to $2.6 million in the quarter ended June 30, 2009; and
•	Cash provided by operating activities for the six months ended June 30, 2010 was $6.9 million, compared to $5.5 million for the six months ended June 30, 2009.
Components of Operating Results
Revenue
We derive our revenue from the sale of licenses, maintenance and professional services. We recognize revenue when all revenue recognition criteria have been met in accordance with software revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue consists of the following:
• Licenses. We derive license revenue from the sale of perpetual software licenses. We price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether any historical trends in recognized license revenue and deferred license revenue will continue.
• Maintenance and professional services. We sell annual maintenance contracts with our software licenses. These contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support. We also sell professional services, which consist of implementation, training and consulting services.
Cost of Revenue
Our total cost of revenue consists of the following:
• Cost of license revenue. A substantial majority of the cost of license revenue consists of royalties paid to third parties whose technology or products are sold as part of BroadWorks and, to a lesser extent, amortization of acquired technology. Most of these royalty payments are for the underlying embedded data base technology within BroadWorks for which we currently pay a fixed fee per quarter. Such costs are expensed in the period in which they are incurred.
• Cost of maintenance and professional services revenue. Cost of maintenance and professional services revenue consists primarily of personnel-related expenses and other direct costs associated with the support, maintenance and implementation of our software licenses, as well as training and consulting services. Personnel expenses include salaries, commissions, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.
Gross Profit
Gross profit is the calculation of total revenue minus cost of revenue. Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including:
•	Mix of license, maintenance and professional services revenue. We generate higher gross margins on license revenue compared to maintenance and professional services revenue.
•	Growth or decline of license revenue. A substantial portion of cost of license revenue is fixed and is expensed in the period in which it occurs. This cost consists primarily of the royalty payments to our embedded database provider. If license revenue increases, these fixed payments will decline as a percentage of revenue. If license revenue declines, these fixed payments will increase as a percentage of revenue.
•	Impact of deferred revenue. If revenue is deferred because we are unable to determine vendor-specific objective evidence, or VSOE, of fair value for any undelivered element within an arrangement, all of the revenue derived from the arrangement is deferred, including license, maintenance and professional services revenue, until all elements for which we could not determine VSOE have been delivered. However, the cost of revenue, including the costs of license, maintenance and professional services, is expensed in the period in which it is incurred.

Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on sales depends largely on the terms of the sale arrangement, and because we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew from 318 employees at December 31, 2009 to 347 employees at June 30, 2010 and we expect to continue to hire new employees to support our anticipated growth.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. Through leveraging our sales and marketing personnel and our indirect sales channel, we expect sales and marketing expenses will decrease as a percentage of total revenue as sales grow.
Research and development expenses. Research and development expenses primarily consist of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future but to decrease as a percentage of total revenue as sales grow.
General and administrative expenses. General and administrative expenses primarily consist of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended June 30, 2010 and 2009, we recorded stock-based compensation expense of $1.1 million and $1.9 million, respectively. For the six months ended June 30, 2010 and 2009, we recorded stock-based compensation expense of $1.4 million and $2.5 million, respectively.
Of the stock-based compensation expense recorded for the three and six months ended June 30, 2010, $0.4 million related to the vesting of restricted stock units, or RSUs, covering an aggregate of 172,492 shares that were subject to a performance-based vesting condition and that vested in full upon the completion of the IPO.

Based on stock options and other equity awards outstanding as of June 30, 2010, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $3.1 million over a weighted average period of approximately 1.3 years.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of interest income, interest expense and change in the fair value of the preferred stock warrants. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest accrued on outstanding borrowings under the ORIX Loan, and our installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America. We expect interest expense to decrease in future periods as a result of our repayment, in the quarter ended June 30, 2010, of all amounts outstanding under the ORIX Loan.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.
Recent Accounting Pronouncements
Effective January 1, 2010, we adopted new accounting guidance for revenue arrangements with multiple deliverables that are outside of the scope of previous authoritative software revenue recognition guidance. The new accounting guidance provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We concluded the new accounting guidance did not have a material impact on our results of operations, cash flows or financial position during the three and six months ended June 30, 2010, as the guidance applied only to the sale of certain products offered, which were not significant.
Effective January 1, 2010, we adopted new accounting guidance for revenue recognition for arrangements that include software elements. Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance. We concluded the new accounting guidance did not have a material impact on our results of operations, cash flows or financial position during the three and six months ended June 30, 2010, as the guidance applied only to the sale of certain products offered, which were not significant.
Effective January 1, 2010, we adopted new accounting guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, for all interim and year-end reporting periods beginning December 31, 2010, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements (significant unobservable inputs). There were no transfers of assets or liabilities between Levels 1 and 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2010. In conjunction with the IPO, the Series C-1 preferred stock warrants converted to common stock warrants. As a result, we reclassified the Series C-1 preferred stock warrants from Level 3 liabilities to APIC. We will include these additional disclosures, as applicable, in our interim and year-end financial statements in future periods.

Results of Operations
Comparison of the Three Months Ended June 30, 2010 and 2009
Revenue

	Three Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$10,555	53%	$10,001	56%	$554	6%
Maintenance and
professional services	9,216	47	7,731	44	1,485	19

Total revenue	$19,771	100%	$17,732	100%	$2,039	11%

Revenue by Geography:
Americas	$11,845	60%	$11,714	66%	$131	1%
EMEA	4,264	22	3,298	19	966	29
APAC	3,662	18	2,720	15	942	35

Total revenue	$19,771	100%	$17,732	100%	$2,039	11%

Total revenue for the three months ended June 30, 2010 increased by 11%, or $2.0 million, to $19.8 million, compared to the same period in 2009. Additionally, deferred revenue grew by $0.6 million for the three months ended June 30, 2010, compared to growth of $2.5 million for the same period in 2009. Substantially all of the deferred revenue growth in 2010 was attributable to increased sales of software licenses and related maintenance and professional services.
Total revenue from the Americas for the three months ended June 30, 2010 was relatively unchanged, at $11.8 million, compared to the same period in 2009. Deferred revenue from the Americas decreased by $0.6 million for the three months ended June 30, 2010, compared to decrease of $0.4 million for the same period in 2009. Europe, Middle East and Africa, or EMEA, total revenue for the three months ended June 30, 2010 increased by 29%, or $1.0 million, compared to the same period in 2009, while EMEA deferred revenue grew by $1.4 million in the three months ended June 30, 2010, compared to an increase of $2.4 million for the same period in 2009. The increase in EMEA revenue in the three months ended June 30, 2010 was primarily a result of recognition of maintenance and professional services revenue that was previously deferred related to an order for which we delivered a committed feature. The increase in EMEA deferred revenue was a result of a number of orders received in the three months ended June 30, 2010 for which there were undelivered elements or incomplete evidence of an arrangement. Asia Pacific, or APAC, total revenue for the three months ended June 30, 2010 increased by 35%, or $0.9 million, compared to the same period in 2009. APAC deferred revenue for the three months ended June 30, 2010 decreased by $0.2 million, compared to an increase of $0.5 million for the same period in 2009. The increase in APAC revenue for the three months ended June 30, 2010 was due to growth in software license sales and associated maintenance and professional services.
License Revenue
License revenue for the three months ended June 30, 2010 increased by 6%, or $0.6 million, to $10.6 million. Deferred license revenue grew by $0.7 million for the three months ended June 30, 2010, compared to growth of $1.7 million for the same period in 2009. The increase in revenue for the three months ended June 30, 2010 was primarily related to growth in sales of software licenses. The increase in deferred revenue for the three months ended June 30, 2010 was primarily driven by a number of orders for which there were undelivered elements, incomplete evidence of an arrangement or non-standard payment terms.
Maintenance and Professional Services Revenue
Maintenance and professional services revenue for the three months ended June 30, 2010 increased by 19%, or $1.5 million, to $9.2 million, compared to the same period in 2009. Deferred maintenance and professional services revenue remained relatively unchanged during the three months ended June 30, 2010, compared to growth of $0.7 million for the same period in 2009. The increase in maintenance and professional services was the result of growth in our installed base of customers and licenses, and as the result of an order for which we delivered a committed feature, which allowed us to recognize revenue previously deferred.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of		of
		Related		Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$1,218	12%	$1,351	14%	$(133)	(10)%
Maintenance and professional services	3,842	42	3,634	47	208	6

Total cost of revenue	$5,060	26%	$4,985	28%	$75	2%

Gross Profit:
Licenses (1)	$9,337	88%	$8,650	86%	$687	8%
Maintenance and professional services	5,374	58	4,097	53	1,277	31

Total gross profit	$14,711	74%	$12,747	72%	$1,964	15%

(1)	Includes amortization of intangibles aggregating $192 for the three months ended June 30, 2010 and $210 for the three months ended June 30, 2009.
For the three months ended June 30, 2010, our gross profit increased by 15%, or $2.0 million, to $14.7 million. Gross margin increased to 74% during the three months ended June 30, 2010 compared to 72% for the same period in 2009. We experienced an increase in both license revenue gross profit and maintenance and professional services gross profit for the three months ended June 30, 2010, primarily due to growth in license revenue and maintenance and professional services revenue relative to the respective cost of revenue.
License cost of revenue decreased by 10% to $1.2 million for the three months ended June 30, 2010. This decrease was primarily due to a $0.1 million decrease in software support expenses. For the three months ended June 30, 2010, license gross profit increased by 8% to $9.3 million, with a corresponding increase in gross margin to 88% compared to 86% for the same period in 2009.
Maintenance and professional services cost of revenue increased by 6% to $3.8 million in the three months ended June 30, 2010. The increase in maintenance and professional services cost of revenue was primarily due to an increase in personnel costs allocated to cost of revenue due to an increase in the number of research and development employees working directly on specific features for certain customers and an increase in professional services personnel. For the three months ended June 30, 2010, maintenance and professional services gross profit increased by 31% to $5.4 million, with a corresponding increase in gross margin to 58% compared to 53% for the same period in 2009, due to higher utilization of maintenance and professional services resources.
Operating Expenses

	Three Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$7,710	39%	$7,503	42%	$207	3%
Research and development	4,952	25	4,090	23	862	21
General and administrative	3,608	18	3,077	17	531	17

Total operating expenses	$16,270	82%	$14,670	82%	$1,600	11%

Sales and Marketing. Sales and marketing expense remained relatively unchanged, with total expenses of $7.7 million for the three months ended June 30, 2010, as there were no significant changes to personnel costs and controllable expenses, compared to the same period in 2009.
Research and Development. Research and development expense increased by 21%, or $0.9 million, to $5.0 million for the three months ended June 30, 2010. This increase was primarily due to a $0.7 million increase in personnel costs, primarily resulting from an increase in research and development headcount, and a $0.2 million increase in consulting expense, partially offset by a $0.2 million decrease in stock compensation expense.
General and Administrative. General and administrative expense increased by 17%, or $0.5 million, to $3.6 million for the three months ended June 30, 2010. This increase was primarily attributable to a $0.2 million increase in professional fees and an increase of $0.2 million in personnel costs.
Loss from Operations
We incurred a loss from operations of $1.6 million for the three months ended June 30, 2010, compared to a loss from operations of $1.9 million for the same period in 2009. The decrease in loss from operations for the three months ended June 30, 2010 was a result of the $2.0 million increase in gross profit, partially offset by a $1.6 million increase in total operating expenses described above.
Other (Income) Expense

	Three Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(10)	*	$(10)	*	$—	*	%
Interest expense	393	2%	355	2%	38	11
Other (income)/expense	(12)	*	(7)	*	(5)	71

Total other expenses	$371	2%	$338	2%	$33	10%

*	Less than 1%

Interest income for the three months ended June 30, 2010 was unchanged as compared to the same period in 2009. Interest expense increased slightly due to the write off of $0.1 million of unamortized financing costs as a result of the voluntary early repayment of the ORIX Loan. We expect interest expense to decrease in future periods as a result of our repayment of all amounts outstanding under the ORIX Loan. Other expense for the three months ended June 30, 2010 was unchanged as compared to the same period in 2009. We do not anticipate incurring significant other (income) expense in the future, because of the conversion of our preferred stock warrants into warrants to purchase common stock in connection with the closing of the IPO, as a result of which, we are no longer required to recognize the change in fair value of such warrants as other (income) expense.
Provision for Income Taxes
Provision for income taxes was a slight benefit for the three months ended June 30, 2010, compared to expense of $0.4 million for the same period in 2009. The income tax provision relates primarily to foreign taxes. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The tax rate was negative for each period, which is primarily due to historical losses in the United States, for which we have continued to record a full valuation against our U.S. deferred taxes.
Comparison of the Six Months Ended June 30, 2010 and 2009
Revenue

	Six Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$19,338	51%	$17,067	54%	$2,271	13%
Maintenance and professional services	18,237	49	14,325	46	3,912	27

Total revenue	$37,575	100%	$31,392	100%	$6,183	20%

Revenue by Geography:
Americas	$22,309	59%	$19,683	63%	$2,626	13%
EMEA	8,708	23	7,346	23	1,362	19
APAC	6,558	18	4,363	14	2,195	50

Total revenue	$37,575	100%	$31,392	100%	$6,183	20%

Total revenue for the six months ended June 30, 2010 increased by 20%, or $6.2 million, to $37.6 million, compared to the same period in 2009. Additionally, deferred revenue grew by $6.9 million for the six months ended June 30, 2010, compared to growth of $6.4 million for the same period in 2009. Substantially all of the deferred revenue growth in 2010 was attributable to increased sales of software licenses and related maintenance and professional services.
Total revenue from the Americas for the six months ended June 30, 2010 increased by 13%, or $2.6 million, compared to the same period in 2009. Deferred revenue from the Americas grew by $2.9 million for the six months ended June 30, 2010, compared to growth of $3.5 million for the same period in 2009. The growth in deferred revenue in the six months ended June 30, 2010, was attributable to increased software license sales and associated maintenance and professional services, in addition to orders for which there were undelivered elements, incomplete evidence of an arrangement, or non-standard payment terms. EMEA total revenue during the six months ended June 30, 2010 increased by 19%, or $1.4 million, compared to the same period in 2009, while EMEA deferred revenue grew by $2.3 million in the six months ended June 30, 2010, compared to an increase of $2.0 million for the same period in 2009. The increase in EMEA revenue in the six months ended June 30, 2010 was primarily a result of growth in sales of software licenses and associated maintenance and professional services. The increase in EMEA deferred revenue was a result of a number of orders received in the six months ended June 30, 2010 for which there were undelivered elements or incomplete evidence of an arrangement. APAC total revenue for the six months ended June 30, 2010 increased by 50%, or $2.2 million, compared to the same period in 2009. APAC deferred revenue for the six months ended June 30, 2010 increased by $1.7 million, compared to an increase of $0.9 million for the same period in 2009. The increase in APAC revenue and deferred revenue for the six months ended June 30, 2010 was due to growth in software license sales and associated maintenance and professional services.
License Revenue
License revenue for the six months ended June 30, 2010 increased by 13%, or $2.3 million, to $19.3 million. Deferred license revenue grew by $2.2 million for the six months ended June 30, 2010, compared to growth of $3.9 million for the same period in 2009. The increase in revenue for the six months ended June 30, 2010 was primarily related to growth in sales of software licenses. The increase in deferred revenue for the six months ended June 30, 2010 was primarily driven by a number of orders for which there were undelivered elements, incomplete evidence of an arrangement, or non-standard payment terms. As a result, license revenue as a percentage of total revenue decreased to 51% during the six months ended June 30, 2010 from 54% during the six months ended June 30, 2009.
Maintenance and Professional Services Revenue
Maintenance and professional services revenue for the six months ended June 30, 2010 increased by 27%, or $3.9 million, to $18.2 million. Deferred maintenance and professional services grew by $4.7 million for the six months ended June 30, 2010, compared to growth of $2.5 million for the same period in 2009. The increase in maintenance and professional services was the result of growth in our installed base of customers and licenses.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of		of
		Related		Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$2,627	14%	$2,674	16%	$(47)	(2)%
Maintenance and professional services	7,227	40	6,542	46	685	10

Total cost of revenue	$9,854	26%	$9,216	29%	$638	7%

Gross Profit:
Licenses (1)	$16,711	86%	$14,393	84%	$2,318	16%
Maintenance and professional services	11,010	60	7,783	54	3,227	41

Total gross profit	$27,721	74%	$22,176	71%	$5,545	25%

(1)	Includes amortization of intangibles aggregating $385 for the six months ended June 30, 2010 and $419 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, our gross profit increased by 25%, or $5.5 million, to $27.7 million. Gross margin increased to 74% during the six months ended June 30, 2010 compared to 71% for the same period in 2009. The increase in total gross margin from the six months ended June 30, 2009 to the six months ended June 30, 2010 was primarily a result of growth in maintenance and professional services revenue relative to the corresponding cost of revenue which did not increase proportionately.
License cost of revenue decreased slightly to $2.6 million for the six months ended June 30, 2010 as compared to the same period in 2009. This decrease was primarily due to a decrease in software support expenses. License gross profit increased by 16% to $16.7 million, with a corresponding increase in gross margin to 86% for the six months ended June 30, 2010 compared to 84% for the same period in 2009. The increase in gross profit was due to the proportionately larger increase in revenue relative to the fixed portion cost of license revenue, such as certain royalties to third-parties for software licenses and amortization of intangibles.
Maintenance and professional services cost of revenue increased by 10% to $7.2 million in the six months ended June 30, 2010, compared to the same period in 2009. The increase in maintenance and professional services cost of revenue was primarily due to an increase in personnel costs allocated to cost of revenue due to an increase in the number of research and development employees working directly on specific features for certain customers and an increase in professional services personnel. Maintenance and professional services gross profit increased by 41% to $11.0 million, with a corresponding increase in gross margin to 60% for the six months ended June 30, 2010 compared to 54% for the same period in 2009. The increase was due to higher utilization of maintenance and professional services resources.
Operating Expenses

	Six Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$14,812	39%	$14,594	46%	$218	1%
Research and development	9,443	25	8,282	26	1,161	14
General and administrative	6,887	18	5,878	19	1,009	17

Total operating expenses	$31,142	82%	$28,754	91%	$2,388	8%

Sales and Marketing. Sales and marketing expense remained relatively unchanged, with total expenses of $14.8 million for the six months ended June 30, 2010, as there were no significant changes to personnel costs and controllable expenses, compared to the same period in 2009.
Research and Development. Research and development expense increased by 14%, or $1.2 million, to $9.4 million for the six months ended June 30, 2010. This increase was primarily due to a $0.9 million increase in personnel costs, primarily resulting from an increase in research and development headcount, and a $0.5 million increase in consulting expense, partially offset by a $0.2 million decrease in stock compensation expense.
General and Administrative. General and administrative expense increased by 17%, or $1.0 million, to $6.9 million for the six months ended June 30, 2010. This increase was primarily attributable to a $0.9 million increase in professional fees and a $0.1 million increase in personnel costs.

Loss from Operations
We incurred a loss from operations of $3.4 million for the six months ended June 30, 2010, compared to a loss from operations of $6.6 million for the same period in 2009. The decrease in loss from operations for the six months ended June 30, 2010 was a result of the $5.5 million increase in gross profit, partially offset by a $2.4 million increase in total operating expenses described above.
Other (Income) Expense

	Six Months Ended June 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(12)	*	$(29)	*	$17	(59)%
Interest expense	699	2%	704	2%	(5)	(1)
Other (income) expense	173	*	(3)	*	176	NM

Total other expenses	$860	2%	$672	2%	$188	28%

*	Less than 1%
NM=Not meaningful
Interest income and expense remained relatively unchanged for the six months ended June 30, 2010. We expect interest expense to decrease in future periods as a result of our repayment of all amounts outstanding under the ORIX Loan. Other expense increased mainly due to the increase in the fair value of preferred stock warrants of $0.1 million during the six months ended June 30, 2010 compared to 2009 as a result of the increase in the estimated fair value of the company. We do not anticipate incurring significant other (income) expense in the future, because of the conversion of our preferred stock warrants into warrants to purchase common stock in connection with the closing of the IPO, as a result of which, we are no longer required to recognize the change in fair value of such warrants as other (income) expense.
Provision for Income Taxes
Provision for income taxes was $0.1 million for the six months ended June 30, 2010, compared to $0.6 million for the same period in 2009. The income tax provision relates primarily to foreign taxes. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The tax rate was negative for each period, which is primarily due to historical losses in the United States, for which we have continued to record a full valuation against our U.S. deferred taxes.
Liquidity and Capital Resources
Resources
Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from growth in revenue and deferred revenue. In June 2010, we completed our IPO through which we raised net proceeds of $40.0 million.
Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into common stock. In connection with the closing of the IPO, in June 2010, we used $4.2 million of the net proceeds from the IPO to redeem and subsequently cancel all outstanding shares of our Series A redeemable preferred stock (an additional $0.1 million was paid subsequent to June 30, 2010). Also in June 2010, we used approximately $14.3 million of the net proceeds from the IPO to repay the outstanding balance under the ORIX Loan. As a result of the completion of the IPO, the conversion of our redeemable convertible preferred stock into common stock, the redemption of the Series A redeemable preferred stock and the repayment of the

ORIX Loan, we have substantially increased our existing capital resources and reduced our financial commitments.
Cash, Cash Equivalents and Working Capital
The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated.

		As of and for the
	As of and for the	Year Ended
	Six Months Ended	December 31,
	June 30, 2010	2009
Cash and cash equivalents	$47,366	$22,869
Accounts receivable, net	22,933	25,471
Working capital	26,123	2,924
Cash provided by(used in):
Operating activities	6,872	5,485
Investing activities	(2,084)	(308)
Financing activities	19,789	(1,497)
Our cash and cash equivalents at June 30, 2010 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.1 million at June 30, 2010 and is not included in cash and cash equivalents, consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space.
Operating Activities
For the six months ended June 30, 2010, operating activities provided $6.9 million in cash compared to $5.5 million for the same period in 2009, primarily as a result of a net loss of $4.4 million that was offset by a $6.9 million increase in deferred revenue, which was attributable primarily to increased sales of our software, and non-cash items, such as depreciation and amortization of $1.3 million, amortization of software licenses of $0.9 million and stock-based compensation expense of $1.4 million. Cash provided by operating activities was adversely impacted by a $1.2 million decrease in accounts payable and other liabilities during the six months ended June 30, 2010.
Investing Activities
Our investing activities have consisted primarily of purchases of property and equipment.
For the six months ended June 30, 2010, net cash used in investing activities was $2.1 million, compared to a nominal amount used by for the same period in 2009. This increase was attributed to a $0.5 million restricted cash deposit to secure a new operating lease and $1.3 million increase in purchases of property and equipment, $0.8 million of which was for leasehold improvements and equipment for new office space.
Financing Activities
For the six months ended June 30, 2010, net cash provided by financing activities was $19.8 million, compared to cash used by financing activities of $1.5 million for the same period in 2009. This amount consisted primarily net proceeds from our IPO of $40.0 million, partially offset by repayment of the ORIX Loan and other loan balances of $15.9 million and the $4.2 million payment for the redemption and subsequent cancellation of shares of our Series A redeemable preferred stock (an additional $0.1 million was paid subsequent to June 30, 2010).

Credit Facilities
ORIX Loan
On September 26, 2008, we entered into a $15.0 million credit facility with ORIX. In June 2010, we voluntarily repaid the outstanding balance of this loan in full. The ORIX Loan required 42 equal monthly principal payments of approximately $0.4 million beginning in April 2010 and was scheduled to mature in September 2013. Borrowings under this agreement bore interest at a rate equal to 3.0% plus the greater of (a) the prime rate and (b) the LIBOR rate plus 2.5%, provided that in no event could the interest rate on the ORIX Loan be less than 7.0% per annum.
Bank of America Installment Loan
We have an installment loan with Bank of America, in the original principal amount of $6.4 million, to finance the payment of a one-time license and maintenance fee in connection with our license of certain third-party software. The interest rate on the loan is fixed at 4.0%. The loan provides for scheduled quarterly principal repayments of $0.4 million with the final principal payment due on April 1, 2012. As of June 30, 2010, the liability for the installment bank loan was approximately $2.7 million.
Operating and Capital Expenditure Requirements
We believe, with the cash generated from operations, our current cash balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology and enterprise resource planning system. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
If our available cash resources are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities or enter into a credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of June 30, 2010:

	Payment Due by Period
		July 1 through	2011 through	2013 through	2016
	Total	Dec. 31, 2010	2012	2015	and beyond
	(in thousands)
Operating lease obligations	$9,039	$520	$2,353	$2,910	$3,256
Bank of America installment loan	2,730	378	2,352	—	—
Other short-term and long-term liabilities	950	449	501	—	—
Other borrowings	42	42	—	—	—

	$12,761	$1,389	$4,406	$3,710	$3,256

The amounts in the table above do not include contingent payments potentially payable to GENBAND Inc. in connection with our acquisition of the M6 application server business from GENBAND. Pursuant to the terms of the acquisition agreement, we are required to make a payment to GENBAND equal to 15% of annual qualifying sales related to M6 for three years from the acquisition date of August 27, 2008. In the first year following the acquisition, we incurred an obligation of $0.6 million pursuant to this requirement.
As of June 30, 2010, we had unrecognized tax benefits of $0.4 million, which did not include any interest or penalties. We do not expect to recognize any of these tax benefits in 2010. Furthermore, we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
As of June 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates would have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on June 30, 2010 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are a defendant in litigation arising out of the ordinary course of business. We are not a party to any material, pending legal proceeding, nor are we aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our common stock are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Quarterly Report on Form 10-Q. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment.
Risks Related to Our Business
We are substantially dependent upon the commercial success of one product, BroadWorks. If the market for BroadWorks does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results and financial condition.
Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During 2007, 2008 and 2009 and the six months ended June 30, 2010, BroadWorks licenses and related services represented 100%, 97%, 82% and 83% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
Because we generally sell licenses of BroadWorks on a perpetual basis and deliver new versions and upgrades to customers who purchase maintenance contracts, our future license revenue is dependent, in part, on the success of our efforts to sell additional BroadWorks licenses to our existing service provider customers. The sale of additional licenses to service providers depends upon their increasing the number of their customers subscribing to IP-based communications services rather than traditional services and the purchasing by those subscribers of additional service offerings that use our applications. These service providers may choose not to expand their use of, or make additional purchases of, BroadWorks or might delay additional purchases we expect. These events could occur for a number of reasons, including because their customers are not subscribing to IP-based communications services in the quantities expected, because services based upon our applications are not sufficiently popular or because service providers migrate to a software solution other than BroadWorks. If service providers do not adopt, purchase and successfully deploy BroadWorks, our revenue could grow at a slower rate or decrease.
In addition, because our sales are derived substantially from one product, our share price could be disproportionately affected by market perceptions of current or anticipated competing products, allegations of intellectual property infringement, or other matters. These perceptions, even if untrue, could cause our stock price to decline.
Infringement claims are common in our industry and third parties, including competitors, could assert infringement claims against us including for past infringement, which could force us to redesign our software and incur significant costs.
The IP-based communications industry is highly competitive and IP-based technologies are complex. Companies file patents covering these technologies frequently and maintain programs to protect their intellectual property portfolios. Some of these companies actively search for, and routinely bring claims against, alleged infringers. Our products are technically complex and compete with the products of significantly larger companies. As a result, we believe that we may become increasingly subject to third-party infringement claims. The likelihood of our being subject to infringement claims may be greater as a result of our real or perceived success in selling products to customers, as the number of competitors in our industry grows and as we add functionality to our products. We may in the future receive communications from third parties alleging that we may be infringing their intellectual property rights. The visibility we receive from being a public company may result in a greater number of such allegations. If third parties claim that we infringe their rights, regardless of the merit of these claims, they could:
•	be time consuming and costly to defend;

•	divert our management’s attention and resources;

•	cause product shipment and installation delays;

•	require us to redesign our products, which may not be feasible or cost-effective;

•	cause us to cease producing, licensing or using software or products that incorporate challenged intellectual property;

•	damage our reputation and cause customer reluctance to license our products; or

•	require us to pay amounts for past infringement or enter into royalty or licensing agreements to obtain the right to use a necessary product or component, which may not be available on terms acceptable to us, or at all.
It is possible that other companies hold patents covering technologies similar to one or more of the technologies that we incorporate into our products. In addition, new patents may be issued covering these technologies. Unless and until the U.S. Patent and Trademark Office issues a patent to an applicant, there is no reliable way to assess the scope of the potential patent. We may face claims of infringement from both holders of issued patents and, depending upon the timing, scope and content of patents that have not yet been issued, patents issued in the future. The application of patent law to the software industry is particularly uncertain because the time that it takes for a software-related patent to issue is lengthy, which increases the likelihood of pending patent applications claiming inventions whose priority dates may pre-date development of our own proprietary software. This uncertainty, coupled with the potential threat of litigation related to our intellectual property, could adversely affect our business, revenue, results of operations, financial condition and reputation.
We are generally obligated to indemnify our customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our software, which could force us to incur substantial costs.
We have agreed, and expect to continue to agree, to indemnify our customers for certain expenses or liabilities resulting from claimed infringement of intellectual property rights of third parties with respect to our software. As a result, in the case of infringement claims against these customers, we could be required to indemnify them for losses resulting from such claims or to refund license fees they have paid to us. Some of our customers have in the past brought claims against us for indemnification in connection with infringement claims brought against them and we may not succeed in refuting such claims in the future. We are currently disputing an indemnity claim asserted against us by one of our customers. This customer is seeking $3.6 million for reimbursement of a portion of the legal expenses incurred by it in defending a patent infringement lawsuit filed against it by another one of our customers. While we believe this indemnity claim is without merit and we have and plan to continue to vigorously dispute this claim, the customer seeking indemnity from us has substantially greater resources than we do. If a customer, including the one currently asserting the claim against us, elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.
We may be unable to adequately protect our intellectual property rights in internally developed systems and software and efforts to protect them may be costly.
Our ability to compete effectively is dependent in part upon the maintenance and protection of systems and software that we have developed internally. While we hold issued patents and pending patent applications covering certain elements of our technology, patent laws may not provide adequate protection for portions of the technology that are important to our business. In addition, our pending patent applications may not result in issued patents. We have largely relied on copyright, trade secret and, to a lesser extent, trademark laws, as well as confidentiality procedures and agreements with our employees, consultants, customers and vendors, to control access to, and distribution of, technology, software, documentation and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. If this were to occur, we could lose revenue as a result of competition from products infringing our technology and we may be required to initiate litigation to protect our proprietary rights and market position.
U.S. patent, copyright and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our proprietary technology may become an increasingly important issue as we continue to expand our operations and product development into countries that provide a lower level of intellectual property protection than the United States. Policing unauthorized use of our technology is difficult and the steps we take may not prevent misappropriation of the technology we rely on. If competitors are able to use our technology without recourse, our ability to compete would be harmed and our business would be materially and adversely affected.
We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the diversion of our management attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.
We may not be able to obtain necessary licenses of third-party technology on acceptable terms, or at all, which could delay product sales and development and adversely impact product quality.
We have incorporated third-party licensed technology into our current products. For example, we use a third-party database as the core database for our applications server. We anticipate that we are also likely to need to license additional technology from third parties to develop new products or product enhancements in the future. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to retain any third-party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitive position of our products.
Our success depends in large part on service providers’ continued deployment of, and investment in, their IP-based networks.
Our products are predominantly used by service providers to deliver voice and multimedia services over IP-based networks. As a result, our success depends significantly on these service providers’ continued deployment of, and investment in, their IP-based networks. Service providers’ deployment of IP-based networks and their migration of communications services to IP-based networks is still in its early stages, and these service providers’ continued deployment of, and investment in, IP-based networks depends on a number of factors outside of our control. Among other elements, service providers’ legacy networks include PBXs, Class 5 switches and other equipment that may adequately perform certain basic functions and could have remaining useful lives of 20 or more years and, therefore, may continue to operate reliably for a lengthy period of time. Many other factors may cause service providers to delay their deployment of, or reduce their investments in, their IP-based networks, including capital constraints, available capacity on legacy networks, competitive conditions within the telecommunications industry and regulatory issues. If service providers do not continue deploying and investing in their IP-based networks at the rates we expect, for these or other reasons, our operating results will be materially adversely affected.
The loss of, or a significant reduction in orders from, one or more major customers or through one or more major distribution partners would reduce our revenue and harm our results.
For the year ended December 31, 2009, Verizon Corporate Services Group Inc., or Verizon, accounted for 10% of our total revenue. Additionally, Ericsson AB, one of our distribution partners, and its controlled entities, which we refer to collectively as Ericsson, accounted for approximately 16%, 17% and 11% of our total revenue for the years ended December 31, 2007, 2008 and 2009, respectively. Accordingly, as a result of the current significance of both Verizon and Ericsson to our business, the loss of either Verizon as a customer or Ericsson as a distribution partner could have a material adverse effect on our results of operations. In addition, under our agreements with Verizon and Ericsson, neither party is required to purchase any minimum amount of our products or services. Furthermore, because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners, or if we suffer a substantial reduction in orders from one or more of these customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
In addition, continued consolidation in the telecommunications industry has further reduced the number of potential customers. This consolidation heightens the likelihood of our dependence on a relatively small number of customers and distribution partners and increases the risk of quarterly and annual fluctuations in our revenue and operating results. In addition, given the current global economic conditions, there is a risk that one or more of our customers or distribution partners could cease operations. Any downturn in the business of our key customers or distribution partners could significantly decrease our sales, which could adversely affect our total revenue and results of operations.

We have incurred losses in the past and may incur further losses in the future and our revenue may not grow or may decline.
We have incurred significant losses since inception and, as of June 30, 2010, we had an accumulated deficit of $101 million. We have incurred net losses in each fiscal year since inception and we may not be profitable in the future. Our recent net losses were $1.7 million for 2007, $11.2 million for 2008, $7.8 million for 2009 and $4.4 million for the six months ended June 30, 2010. In addition, we expect our expenses to grow in the future, including an increase in our internal and external financial, accounting and legal expenses resulting from operating as a public company. If our revenue does not grow to offset these increased expenses, we may not be able to achieve or maintain profitability. Further, our historical revenue and expense trends may not be indicative of our future performance. In fact, in the future we may not experience any growth in our revenue or our revenue could decline. If any of these occur, our stock price could decline materially.
Our revenue, operating results and gross margin can fluctuate significantly and unpredictably from quarter to quarter and from year to year, and we expect they will continue to do so, which could cause the trading price of our stock to decline.
The rate at which our customers order our products, and the size of these orders, are highly variable and difficult to predict. In the past, we have experienced significant variability in our customer purchasing practices on a quarterly and annual basis, and we expect that this variability will continue, as a result of a number of factors, many of which are beyond our control, including:
•	demand for our products and the timing and size of customer orders;

•	length of sales cycles;

•	length of time of deployment of our products by our customers;

•	customers’ budgetary constraints;

•	competitive pressures; and

•	general economic conditions.
As a result of this volatility in our customers’ purchasing practices, our license revenue has historically fluctuated unpredictably on a quarterly and annual basis and we expect this to continue for the foreseeable future. Our budgeted expense levels depend in part on our expectations of future revenue. Because any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time, if our revenue declines our operating expenses and general overhead would likely be high relative to revenue, which could have a material adverse effect on our operating margin and operating results.
In addition to the unpredictability of customer orders, our quarterly and annual results of operations are also subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition under accounting principles generally accepted in the United States, or GAAP. Compliance with these revenue recognition rules has resulted in our deferral of the recognition of revenue in connection with the sale of our software licenses, maintenance and professional services. The majority of our deferred revenue balance consists of software license orders that do not meet all the criteria for revenue recognition and the undelivered portion of maintenance. Although we typically use standardized license agreements designed to meet current revenue recognition criteria under GAAP, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element transactions with larger customers who often desire customized features, which causes us to defer revenue until all elements are delivered. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions with our customers can require us to defer recognition of revenue on such licenses.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. This variability and unpredictability could result in our failing to meet the expectations of securities industry analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly securities class action suits. Therefore, you should not rely on our operating results in any quarter or year as being indicative of our operating results for any future period.
Lengthy and unpredictable sales cycles may force us either to assume unfavorable pricing or payment terms and conditions or to abandon a sale altogether.
Our initial sales cycle for a new customer ranges generally between six and 12 months and sometimes more than two years and can be very unpredictable due to the generally lengthy service provider evaluation and approval process for our products, including internal reviews and capital expenditure approvals. Moreover, the evolving nature of the market may lead prospective customers to postpone their purchasing decisions pending resolution of standards or adoption of technology by others. Sales also typically involve extensive product testing and network certification. Additionally, after we make an initial sale to a customer, its implementation of our products can be very time consuming, often requiring six to 24 months or more, particularly in the case of larger service providers. This lengthy implementation and deployment process can result in a significant delay before we receive an additional order from that customer. As a result of these lengthy sales cycles, we are sometimes required to assume terms or conditions that negatively affect pricing or payment for our product to consummate a sale. Doing so can negatively affect our gross margin and results of operations. Alternatively, if service providers ultimately insist upon terms and conditions that we deem too onerous or not to be commercially prudent, we may incur substantial expenses and devote time and resources to potential relationships that never result in completed sales or revenue. If this result becomes prevalent, it could have a material adverse impact on our results of operations.
Our products must interoperate with many different networks, software applications and hardware products, and this interoperability will depend on the continued prevalence of open standards.
Our products are designed to interoperate with our customers’ existing and planned networks, which have varied and complex specifications, utilize multiple protocol standards, software applications and products from numerous vendors and contain multiple products that have been added over time. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, installations could be delayed or orders for our products could be cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential customers. The failure of our products to interoperate effectively with our customers’ networks may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our software development efforts and cause significant customer relations problems.
We have entered into arrangements with a number of equipment and software vendors for the use or integration of their technology with our products. These arrangements give us access to, and enable our products to interoperate with, various products that we do not otherwise offer. If these relationships terminate, we may have to devote substantially more resources to the development of alternative products and processes, and our efforts may not be as effective as the combined solutions under our current arrangements. In some cases, these other vendors are either companies that we compete with directly, or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of those customers. Some of our competitors may have stronger relationships with some of our existing and potential vendors and, as a result, our ability to have successful interoperability arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third-party equipment and software vendors may harm our ability to successfully market and sell our products.

Additionally, the interoperability of our products with multiple different networks is significantly dependent on the continued prevalence of standards for IP multimedia services, such as IMS. Some of our existing and potential competitors are network equipment providers who could potentially benefit from the deployment of their own proprietary non-standards-based architectures. If resistance to open standards by network equipment providers becomes prevalent, it could make it more difficult for our products to interoperate with our customers’ networks, which would have a material adverse effect on our ability to sell our products to service providers.
We may not be able to detect errors or defects in our products until after full deployment and product liability claims by customers could result in substantial costs.
Our products are sophisticated and are designed to be deployed in large and complex telecommunications networks. Because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of telecommunications traffic. Some of our customers have only recently begun to commercially deploy our products and they may discover errors or defects in the software, or the products may not operate as expected. Because we may not be able to detect these problems until full deployment, any errors or defects in our software could affect the functionality of the networks in which they are deployed. As a result, the time it may take us to rectify errors can be critical to our customers. Because of the complexity of our products, it may take a material amount of time for us to resolve errors or defects, if we can resolve them at all. The likelihood of such errors or defects is heightened as we acquire new products from third parties, whether as a result of acquisitions or otherwise.
If one of our products fails, and we are unable to fix the errors or other performance problems expeditiously, or at all, we could experience:
•	damage to our reputation, which may result in the loss of existing or potential customers and market share;

•	payment of liquidated damages for performance failures;

•	loss of, or delay in, revenue recognition;

•	increased service, support, warranty, product replacement and product liability insurance costs, as well as a diversion of development resources; and

•	costly and time-consuming legal actions by our customers, which could result in significant damages.
Any of the above events would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.
The quality of our support and services offerings is important to our customers, and if we fail to offer high quality support and services, customers may not buy our products and our revenue may decline.
Once our products are deployed within our customers’ networks, our customers generally depend on our support organization to resolve issues relating to those products. A high level of support is critical for the successful marketing and sale of our products. If we are unable to provide the necessary level of support and service to our customers, we could experience:
•	loss of customers and market share;

•	a failure to attract new customers, including in new geographic regions;

•	increased service, support and warranty costs and a diversion of development resources; and

•	network performance penalties, including liquidated damages for periods of time that our customers’ networks are inoperable.
Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.
If we do not introduce and sell new and enhanced products in a timely manner, customers may not buy our products and our revenue may decline.
The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products, evolving industry standards and recurring or unanticipated changes in customer requirements. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify and gain access to or develop new technologies. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources toward products or technologies for which market demand is lower than anticipated and, as a result, are abandoned.
Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. In 2007, 2008, 2009 and the six months ended June 30, 2010, our research and development expenses were $12.8 million, or 20.7% of our total revenue, $15.9 million, or 25.7% of our total revenue, $16.6 million, or 24.1% of our total revenue and $9.4 million, or 25% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
Furthermore, because our products are based on complex technology, we can experience unanticipated delays in developing, improving or deploying them. Each phase in the development of our products presents serious risks of failure, rework or delay, any one of which could impact the timing and cost effective development of such product and could jeopardize customer acceptance of the product. Intensive software testing and validation are critical to the timely introduction of enhancements to several of our products and schedule delays sometimes occur in the final validation phase. Unexpected intellectual property disputes, failure of critical design elements and a variety of other execution risks may also delay or even prevent the introduction of these products. In addition, the introduction of new products by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, customers may purchase solutions from our competitors and we may be unable to sell our products in the marketplace and generate revenue, which would likely have a material adverse effect on our financial condition, results of operations or cash flows.
We may have difficulty managing our growth, which could limit our ability to increase sales and adversely affect our business, operating results and financial condition.
We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:
•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, such as our acquisitions of the M6 application server product line from GENBAND, Sylantro Systems Corporation, or Sylantro, and Packet Island;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.
If we fail to manage our growth effectively, we may not be able to execute our business strategies and our business, financial condition and results of operations would be adversely affected.
We depend largely on the continued services of our co-founders, Michael Tessler, our President and Chief Executive Officer, and Scott Hoffpauir, our Chief Technology Officer, and the loss of either of them may impair our ability to grow our business.
The success of our business is largely dependent on the continued services of our senior management and other highly qualified technical and management personnel. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founders, Michael Tessler, our President and Chief Executive Officer, and Scott Hoffpauir, our Chief Technology Officer. Neither of these officers is bound by a written employment agreement and either of them therefore may terminate employment with us at any time with no advance notice. The replacement of either of these two officers would likely involve significant time and costs and the loss of either of these officers would significantly delay or prevent the achievement of our business objectives.
If we are unable to retain or hire key personnel, our ability to develop, market and sell products could be harmed.
We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the Washington, D.C. area, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new products, which could have a material adverse effect on our business, financial condition and operating results. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Our executive officers are, or will soon be, vested in a substantial amount of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.
Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.
In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. The recent challenging economic conditions may have impacted some of our customers’ ability to pay their accounts payable. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our operating results.
The worldwide economic downturn may adversely affect our operating results and financial condition.
Financial markets around the world have experienced extreme disruption since 2008, which is reflected by extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While these conditions have not impaired our ability to access credit markets and finance operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that may present future difficulties if we require access to these credit markets. These economic developments affect businesses in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our existing and potential customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in demand for our products and services. Our customers’ ability to pay for our solutions may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. Additionally, the adverse global economic conditions could force one or more of our key customers or distribution partners to cease operations altogether. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our financial condition, results of operations, or cash flows.
During the past two years we made three acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.
As part of our growth strategy, during the past two years, we made three acquisitions. In August 2008, we acquired M6 and in December 2008, we acquired Sylantro. The M6 and Sylantro acquisitions enabled us to acquire additional customers and associated technology. In October 2009, we acquired Packet Island, a provider of software as a service-based quality of experience assessment and monitoring tools for IP-based voice and video networks and services, which represents a complementary product offering for us. Whether we realize the anticipated benefits from these transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.

We have evaluated, and expect to continue to evaluate, other potential strategic transactions. We may in the future acquire businesses, products, technologies or services to expand our product offerings, capabilities and customer base, enter new markets or increase our market share. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results. Because of our size, any of these transactions could be material to our financial condition and results of operations. We have limited experience with such transactions, and the anticipated benefits of acquisitions may never materialize. Some of the areas where we may face acquisition-related risks include:
•	diverting management time and potentially disrupting business;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	reducing our cash available for operations and other uses;

•	retaining and integrating employees from any businesses we acquire;

•	the issuance of dilutive equity securities or the incurrence or assumption of debt to finance the acquisition;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	integrating and supporting acquired businesses, products or technologies;

•	integrating various accounting, management, information, human resources and other systems to permit effective management;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisitions;

•	opportunity costs associated with committing time and capital to such acquisitions; and

•	acquisition-related litigation.
Foreign acquisitions would involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems that could disrupt our business and have a material adverse effect on our financial condition.
Our use of open source software could impose limitations on our ability to commercialize our products.
We incorporate open source software into our products. Although we closely monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenues and operating expenses.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which would adversely affect our operating results, our ability to operate our business and our stock price.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements is a costly and time-consuming effort that needs to be re-evaluated frequently. As of the end of fiscal year 2006, our auditor notified us of its opinion that there were material weaknesses in our internal controls related to revenue recognition. Specifically, it was determined that we had recognized revenue from certain customer contracts that we should have deferred, which led to our restatement of financial statements for the years ended December 31, 2004 and 2005. Although we have remediated this material weakness in internal controls, we may in the future have additional material weaknesses in our internal financial and accounting controls and procedures.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We are expending significant resources to develop the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
We incur significant costs as a result of being a public company, which may adversely affect our operating results and financial condition.
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. In addition, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design of our information systems. We will incur significant costs to remediate any material weaknesses, we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs, although we have already incurred higher premiums in connection with our obtaining public company directors’ and officers’ liability coverage in connection with our IPO.
New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and The NASDAQ Stock Market, would likely result in increased costs to us as we respond to their requirements, which may adversely effect our operating results and financial condition.
Man-made problems such as computer viruses or terrorism may disrupt our operations and could adversely affect our operating results and financial condition.
Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of third parties to disrupt the operations of the Internet or undermine our own security efforts may be ineffective. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread electrical blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, financial condition and reputation could be materially and adversely affected.
Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•	earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credit laws;

•	expiration or non-utilization of net operating losses;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings; or

•	changes in tax laws, regulations, accounting principles or interpretations thereof.
In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Outcomes from these continuous examinations could have a material adverse effect on our financial condition, results of operations or cash flows.

Risks Related to the Telecommunications Industry
We face intense competition in our markets, especially from larger, better-known companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The worldwide markets for our products and services are highly competitive and continually evolving and we expect competition from both established and new companies to increase. Our primary competitors include companies such as Alcatel-Lucent SA, Avaya Inc., Cisco Systems, Inc., Comverse Technology, Inc., through its acquisition of Netcentrex S.A., Ericsson, Huawei Technologies Co., Ltd., Metaswitch Networks, Nokia-Siemens Networks B.V., GENBAND Inc. and Sonus Networks, Inc. Many of our existing and potential competitors have substantially greater financial, technical, marketing, intellectual property and distribution resources than we have. Their resources may enable them to develop superior products, or they could aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. In addition, our customers could also begin using open source software, such as Asterisk, which is incorporated in the products of Digium, Inc., as an alternative to BroadWorks. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, or if a significant number of our customers use open source software as an alternative to BroadWorks, we may then need to lower the prices of our products and services, change our pricing models, or offer other favorable terms to compete successfully, which would reduce our margins and adversely affect our operating results.
In addition to price competition, increased competition may result in other aggressive business tactics from our competitors, such as:
•	emphasizing their own size and perceived stability against our smaller size and narrower recognition;

•	providing customers “one-stop shopping” options for the purchase of network equipment and application server software;

•	offering customers financing assistance;

•	making early announcements of competing products and employing extensive marketing efforts;

•	assisting customers with marketing and advertising directed at their subscribers; and

•	asserting infringement of their intellectual property rights.
The tactics described above can be particularly effective in the concentrated base of service provider customers to whom we offer our products. Our inability to compete successfully in our markets would harm our operating results and our ability to achieve and maintain profitability.
Competitive pressures in the telecommunications industry may increase and impact our customers’ purchasing decisions, which could reduce our revenue.
The recent economic downturn has contributed to a slowdown in telecommunications industry spending, dramatic reductions in capital expenditures, financial difficulties and, in some cases, bankruptcies experienced by service providers. Our customers are under increasing competitive pressure from companies within their industry and other participants that offer, or seek to offer, overlapping or similar services. These pressures are likely to continue to cause our customers to seek to minimize the costs of the software platforms that they purchase and may cause static or reduced expenditures by our customers or potential customers. These competitive pressures may also result in pricing becoming a more important factor in the purchasing decisions of our customers. Increased focus on pricing may favor low-cost vendors and our larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base.
We expect the developments described above to continue to affect our business by:
•	potentially making it difficult to accurately forecast revenue and manage our business;

•	exposing us to potential unexpected declines in revenue; and

•	exposing us to potential losses because we expect that a high percentage of our operating expenses will continue to be fixed in the short-term.
Any one or a combination of the above effects could materially and adversely affect our business, operating results and financial condition.
Our business depends upon the success of service providers who are vulnerable to competition from free or low-cost providers of IP-based communications services.
We sell software licenses to service providers, who then seek to persuade their customers to subscribe to IP-based communications services that run on our software. The number of licenses a service provider purchases from us is based in large part on the number of customers the service provider expects will subscribe to its IP-based communications services. When the number of customers using the service provider’s IP services running on our software exceeds the number of licenses, the service provider must purchase additional licenses from us. Accordingly, the growth of our business depends upon the success of service providers in attracting new subscribers to IP-based communications services.
Our dependence on service providers exposes us to a number of risks, including the risk that service providers will not succeed in growing and maintaining their IP subscriber base. Among the reasons that service providers may not succeed in growing or maintaining subscriptions to IP-based communications is the prevalence of alternative IP-based communications providers who offer services free or for low cost. Current providers of free or low-cost IP-based communication include Skype, JaJah, Yahoo Messenger and GoogleVoice.
If service providers do not succeed in growing and maintaining their IP subscriber base for any reason, including failure to effectively compete with competitors offering free or low-cost services, then our business, financial condition and results of operations would be harmed.
Consolidation in the telecommunications industry will likely continue and result in delays or reductions in capital expenditure plans and increased competitive pricing pressures, which could reduce our revenue.
The telecommunications industry has experienced significant consolidation over the past several years. We expect this trend to continue as companies attempt to strengthen or retain their market positions in an evolving industry and as businesses are acquired or are unable to continue operations. Consolidation among our customers, distribution partners and technology partners may cause delays or reductions in capital expenditure plans and increased competitive pricing pressures as the number of available customers and partners declines and their relative purchasing power increases in relation to suppliers. Additionally, the acquisition of one of our customers, distribution partners or technology partners by a company that uses or sells the products of one of our competitors could result in our loss of the customer or partner if the acquiring company elects to switch the acquired company to our competitor’s products. Moreover, the consolidation in the number of potential customers and distribution partners could increase the risk of quarterly and annual fluctuations in our revenue and operating results. Any of these factors could adversely affect our business, financial condition and results of operations.
Regulation of IP-based networks and commerce may increase, compliance with these regulations may be time-consuming, difficult and costly and, if we fail to comply, our sales might decrease.
In general, the telecommunications industry is highly regulated. However, there is less regulation associated with access to, or delivery of, services on IP-based networks. We could be adversely affected by regulation of IP-based networks and commerce in any country where we do business, including the United States. Such regulations could include matters such as using voice over IP protocols, encryption technology and access charges for service providers. The adoption of such regulations could prohibit entry into a target market or force the withdrawal of such products in that particular jurisdiction. As a result, overall demand for our products could decrease and, at the same time, the cost of selling our products could increase, either of which, or the combination of both, could have a material adverse effect on our business, operating results and financial condition.
In addition, the convergence of the public switched telephone network, or PSTN, and IP-based networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, that adversely affects the market for our products and services. User uncertainty regarding future policies may also affect demand for communications products such as ours. We may be required, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to timely alter our products or address any regulatory changes may have a material adverse effect on our financial condition, results of operations or cash flows.
Risks Related to Our International Operations
We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
We market, license and service our products globally and have a number of offices around the world. During the years ended December 31, 2007, 2008 and 2009 and the six months ended June 30, 2010, 55%, 55%, 48% and 50% of our revenue, respectively, was attributable to our international customers. As of June 30, 2010, approximately 39% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
International operations are subject to inherent risks and our future results could be adversely affected by a number of factors, including:
•	requirements or preferences for domestic products, which could reduce demand for our products;

•	differing technical standards, existing or future regulatory and certification requirements and required product features and functionality;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States; and

•	political and economic instability and terrorism.
Additionally, our international operations expose us to risks of fluctuations in foreign currency exchange rates. To date, the significant majority of our international sales have been denominated in U.S. dollars, although most of our expenses associated with our international operations are denominated in local currencies. As a result, a decline in the value of the U.S. dollar relative to the value of these local currencies could have a material adverse effect on the gross margins and profitability of our international operations. Additionally, an increase in the value of the U.S. dollar relative to the value of these local currencies results in our products being more expensive to potential customers and could have an adverse impact on our pricing or our ability to sell our products internationally. To date, we have not used risk management techniques to hedge the risks associated with these fluctuations. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
We rely significantly on distribution partners to sell our products in international markets, the loss of which could materially reduce our revenue.
We sell our products to telecommunication service providers both directly and, particularly in international markets, indirectly through distribution partners such as telecommunications equipment vendors, VARs and other distributors. We believe that establishing and maintaining successful relationships with these distribution partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified distribution partners and training them in our technology and product offerings requires significant time and resources. To develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training.
In addition, existing and future distribution partners will only partner with us if we are able to provide them with competitive products on terms that are commercially reasonable to them. If we fail to maintain the quality of our products or to update and enhance them, existing and future distribution partners may elect to partner with one or more of our competitors. In addition, the terms of our arrangements with our distribution partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our distribution partner relationships will not succeed.
The reduction in or loss of sales by these distribution partners could materially reduce our revenue. For example, Ericsson accounted for approximately 11% and 9% of our total revenue for the year ended December 31, 2009 and the six months ended June 30, 2010, respectively. If we fail to maintain relationships with our distribution partners, fail to develop new relationships with other distribution partners in new markets, fail to manage, train or incentivize existing distribution partners effectively, fail to provide distribution partners with competitive products on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
We have no long-term contracts or minimum purchase commitments with any VARs or telecommunications equipment vendors, and our contracts with these distribution partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our distribution partners than we do and we have limited control, if any, as to whether those partners implement our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings. Our failure to establish and maintain successful relationships with distribution partners could materially adversely affect our business, operating results and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
Our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception, because certain of our products contain encryption technology. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute certain of our products or could limit our customers’ ability to implement these products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their networks or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import laws and regulations, shifts in approach to the enforcement or scope of existing laws and regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.
We may not successfully sell our products in certain geographic markets or develop and manage new sales channels in accordance with our business plan.
We expect to continue to sell our products in certain geographic markets where we do not have significant current business and to a broader customer base. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
Prior to our IPO, there was no public market for our common stock and an active trading market may not develop or be sustained. If an active trading market for our stock is sustained, our stock price nevertheless may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:
•	a slowdown in the telecommunications industry or the general economy;

•	quarterly or annual variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	departure of key personnel; and

•	changes in governmental regulations.
In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
Securities analysts may not publish favorable research or reports about our business or may publish no information which could cause our stock price or trading volume to decline.
The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Our executive officers, directors, principal stockholders and their respective affiliates could exert significant influence over matters requiring stockholder approval, which may not be in your best interests.
As of June 30, 2010, our executive officers, directors, principal stockholders and their respective affiliates beneficially owned or controlled an aggregate of approximately 51% of our outstanding common stock. Accordingly, these stockholders, if they were to act together, would have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions and they may in some instances exercise this influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.
Our management might apply the remaining net proceeds from our initial public offering in ways that do not increase the value of your investment.
We used an aggregate of approximately $18.6 million of the net proceeds we received in our initial public offering to redeem and subsequently cancel all outstanding shares of our Series A redeemable preferred stock and to repay the outstanding balance under the ORIX Loan. We intend to use the remaining net proceeds from our initial public offering for working capital and general corporate purposes, including expanding our development, operations, marketing and sales departments. We may also use a portion of the proceeds for the future acquisition of, or investment in, complementary businesses, products or technologies. Our management has broad discretion as to the use of these proceeds and you will be relying on the judgment of our management regarding the application of these proceeds. We might apply these proceeds in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these proceeds in a manner that does not yield a significant return, if any, on our investment of these net proceeds, it would adversely affect the market price of our common stock.

The market price of our common stock could drop substantially if a significant number of shares of our common stock are sold into the market.
If our existing stockholders sell, or indicate an intent to sell, a significant number of shares of our common stock in the public market after the 180-day contractual lock-up pertaining to our initial public offering, which period is scheduled to expire on December 13, 2010 but is subject to potential extension in certain circumstances for up to an additional 34 days, and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the price you paid for your shares. As of June 30, 2010, we have outstanding 24,687,960 shares of common stock. Of these shares, 7,615,974 shares of common stock, are freely tradable, without restriction, in the public market. Additionally, up to 23,917 shares may be sold by employees prior to the expiration of the lock-up agreements, solely for the purpose of paying statutorily required federal, state and local withholding and payroll taxes that they will incur upon the exercise of options that are scheduled to expire during the lock-up period. Goldman, Sachs & Co. may, in its sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements pertaining to the initial public offering expire and based on shares outstanding as of June 30, 2010, an additional 17,071,986 shares will be eligible for sale in the public market, subject to certain legal and contractual limitations. In addition, following the expiration of the lock-up agreements, 2,927,366 shares subject to outstanding options and 283,099 shares issuable upon the vesting of outstanding RSUs under our equity incentive plans as of June 30, 2010, and the additional shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market, subject to the vesting of these awards and certain other legal and contractual limitations.
Additionally, the holders of an aggregate of 15,482,662 shares of our common stock and 116,551 shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, as well as additional shares that may be acquired by certain holders in the future, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the issuance of these shares, they can be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
We do not intend to pay dividends for the foreseeable future and our stock may not appreciate in value.
We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or that the price at which our stockholders have purchased their shares will be able to be maintained.
Provisions in our charter documents and under Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our common stock.
Our certificate of incorporation and bylaws include provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors with three-year staggered terms, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us in certain circumstances. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. These provisions could discourage potential acquisition proposals or could delay, deter or prevent a change in control, including transactions that may be in the best interests of our stockholders. Additionally, these provisions could limit the price certain investors might be willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
From April 1, 2010 through June 28, 2010, the date we filed a Registration Statement on Form S-8 with regard to our Amended and Restated 2009 Equity Incentive Plan, or the 2009 Plan, pursuant to such plan, we issued restricted stock units for an aggregate of 163,728 shares of our common stock and we granted options to purchase an aggregate of 255,838 shares of our common stock with an exercise price of $9.00 per share and an option to purchase 25,000 shares of our common stock with an exercise price of $8.30 per share. From April 1, 2010 through June 28, 2010, certain of our employees exercised options to purchase an aggregate of 9,900 shares of our common stock pursuant to options issued under our 1999 Equity Incentive Plan and the 2009 Plan with an average exercise price of $3.18 per share, for an aggregate purchase price of $31,497.93. These issuances were exempt from registration under the Securities Act, pursuant to the exemption provided in Rule 701 or Section 4(2) of the Securities Act.
(b) Use of Proceeds from Public Offering of Common Stock
On June 15, 2010, our Registration Statement on Form S-1 (Registration No. 333-165484) was declared effective for our initial public offering, pursuant to which we registered (i) the offering and sale of an aggregate of 7,500,000 shares (the “Firm Shares”) of common stock at a public offering price of $9.00 per share (the “Option Shares”); and (ii) the offering of an additional 1,125,000 shares issuable to the underwriters of the offering pursuant to an over-allotment option. Of the Firm Shares, we issued and sold 5,048,131 shares and certain of our stockholders sold the remaining 2,451,869 shares. Of the Option Shares, we offered 731,764 shares and certain of our stockholders offered the remaining 393,236 shares. The underwriters of the offering did not exercise the over-allotment option. We raised a total of $45.5 million in gross proceeds from the IPO, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million. The underwriters of the offering were Goldman, Sachs & Co., Jefferies & Company, Inc., Cowen and Company, LLC and Needham & Company, LLC. The offering was completed on June 21, 2010.
We used $4.3 million of the net proceeds ($0.1 million of which was paid subsequent to June 30, 2010) from the offering to redeem and subsequently cancel all outstanding shares of our Series A redeemable preferred stock. Of this amount:
•	an aggregate of approximately $1.2 million was paid to Charles River Partnership IX, a limited partnership (“CRP IX”) and Charles River Partnership IX-A, a limited partnership (“CRP IX-A”) Charles River Partnership IX-B, a limited partnership (“CRP IX-B”) and Charles River Partnership IX-C, a limited partnership (“CRP IX-C” and, collectively with CRP IX, CRP IX-A and CRP IX-B, the “CRP Funds”) to redeem an aggregate of 2,400,000 shares of Series A redeemable preferred stock. Prior to the completion of the initial public offering, the CRP Funds collectively beneficially owned in excess of 10% of our common stock.

•	an aggregate of approximately $1.9 million was paid to Bessemer Venture Partners IV L.P. (“BVP”) and Bessec Ventures IV L.P. (“Bessec Fund” and collectively with BVP, the “BVP Funds”) to redeem an aggregate of 4,000,000 shares of Series A redeemable preferred stock. The BVP Funds collectively beneficially own in excess of 10% of our common stock.

•	approximately $0.5 million was paid to Robert P. Goodman, a director of the company, to redeem 1,050,000 shares of Series A redeemable preferred stock.
After the closing of the IPO, we used approximately $14.3 million of the net proceeds from the IPO to repay the outstanding balance of the ORIX Loan. Pending further application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. Except as set forth above, none of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit
Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate evidencing shares of Common Stock.

4.2	(2)	Fourth Amended and Restated Registration Rights Agreement.

4.3	(2)	Amendment No. 1 to Fourth Amended and Restated Registration Rights Agreement.

4.4	(2)	Amendment No. 2 to Fourth Amended and Restated Registration Rights Agreement.

4.5	(2)	Amendment No. 3 to Fourth Amended and Restated Registration Rights Agreement.

4.6	(2)	Amendment No. 4 to Fourth Amended and Restated Registration Rights Agreement.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No.1-34777) filed on June 25, 2010 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) and incorporated by reference herein.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.
By:	/s/ James A. Tholen
James A. Tholen
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

Date: August 9, 2010

INDEX TO EXHIBITS

Exhibit
Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate evidencing shares of Common Stock.

4.2	(2)	Fourth Amended and Restated Registration Rights Agreement.

4.3	(2)	Amendment No. 1 to Fourth Amended and Restated Registration Rights Agreement.

4.4	(2)	Amendment No. 2 to Fourth Amended and Restated Registration Rights Agreement.

4.5	(2)	Amendment No. 3 to Fourth Amended and Restated Registration Rights Agreement.

4.6	(2)	Amendment No. 4 to Fourth Amended and Restated Registration Rights Agreement.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed on June 25, 2010 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) and incorporated by reference herein.