Form 10-Q
period 2010-09-30
BROADSOFT INC
filed 2010-11-08
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34777
BroadSoft, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52 2130962 (I.R.S. Employer Identification No.)

9737 Washingtonian Boulevard, Suite 350, Gaithersburg, MD (Address of principal executive offices)	20878 (Zip Code)
(301) 977-9440
Registrant’s telephone number, including area code:
(former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of Registrant’s common stock, par value $0.01 per share, on November 5, 2010, was 24,714,885.

BroadSoft, Inc.

Item	Page No.

PART I. FINANCIAL INFORMATION	1

ITEM 1. Financial Statements:	1

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	2

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the nine months ended September 30, 2010 and 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4. Controls and Procedures	32

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33

ITEM 1A. Risk Factors	33

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

ITEM 3. Defaults Upon Senior Securities	53

ITEM 4. (Removed and Reserved)	53

ITEM 5. Other Information	53

ITEM 6. Exhibits	53
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September	December
	30, 2010	31, 2009
	(In thousands, except share
	and per share data)
Assets:
Current assets:
Cash and cash equivalents	$49,488	$22,869
Accounts receivable, net of allowance for doubtful accounts of $20 and $169 at September 30, 2010 and December 31, 2009, respectively	30,611	25,471
Other current assets	5,152	4,829

Total current assets	85,251	53,169

Long-term assets:
Property and equipment, net	3,104	1,563
Restricted cash	1,057	599
Intangible assets, net	2,592	3,163
Goodwill	5,537	4,728
Other long-term assets	2,039	3,441

Total long-term assets	14,329	13,494

Total assets	$99,580	$66,663

Liabilities, redeemable preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit):
Current liabilities:
Notes payable and bank loans, current portion	$1,179	$4,536
Accounts payable and accrued expenses	11,009	11,903
Deferred revenue, current portion	52,255	33,806

Total current liabilities	64,443	50,245
Notes payable and bank loans	1,194	14,035
Deferred revenue	2,043	6,241
Other long-term liabilities	1,619	756

Total liabilities	69,299	71,277

Commitments and contingencies (Note 8)
Redeemable preferred stock and redeemable convertible preferred stock:
Series A redeemable preferred stock, par value $0.01 per share; no and 9,000,000 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	4,320
Redeemable convertible preferred stock, par value $0.01 per share, issuable in series: no and 71,364,939 shares authorized at September 30, 2010 and December 31, 2009, respectively; no and 11,831,531 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	68,866

Total redeemable preferred and redeemable convertible preferred stock	—	73,186

Stockholders’ equity (deficit):
BroadSoft, Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 5,000,000 and no shares authorized at September 30, 2010 and December 31, 2009, respectively; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.01 per share; 100,000,000 and 139,100,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 24,695,952 and 6,320,110 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	247	63
Additional paid-in capital	131,419	20,340
Accumulated other comprehensive loss	(1,712)	(1,725)
Accumulated deficit	(99,673)	(96,474)

Total BroadSoft, Inc. stockholders’ equity (deficit)	30,281	(77,796)
Noncontrolling interest	—	(4)

Total stockholders’ equity (deficit)	30,281	(77,800)

Total liabilities and stockholders’ equity (deficit)	$99,580	$66,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue:
Licenses	$12,877	$10,170	$32,215	$27,237
Maintenance and professional services	9,396	8,024	27,633	22,349

Total revenue	22,273	18,194	59,848	49,586

Cost of revenue:
Licenses	1,374	1,025	3,616	3,279
Maintenance and professional services	3,329	3,016	10,556	9,558
Amortization of intangibles	186	210	571	629

Total cost of revenue	4,889	4,251	14,743	13,466

Gross profit	17,384	13,943	45,105	36,120

Operating expenses:
Sales and marketing	7,789	7,034	22,601	21,628
Research and development	4,787	3,864	14,230	12,147
General and administrative	3,349	2,683	10,236	8,561

Total operating expenses	15,925	13,581	47,067	42,336

Income (loss) from operations	1,459	362	(1,962)	(6,216)

Other expense (income):
Interest income	(18)	(7)	(30)	(36)
Interest expense	31	349	730	1,053
Other (income) expense	—	(3)	174	(7)

Total other expense	13	339	874	1,010

Income (loss) before income taxes	1,446	23	(2,836)	(7,226)
Provision for income taxes	237	373	363	1,000

Net income (loss)	1,209	(350)	(3,199)	(8,226)

Net loss attributable to noncontrolling interest	—	(1)	—	(3)

Net income (loss) attributable to BroadSoft, Inc.	$1,209	$(349)	$(3,199)	$(8,223)

Net income (loss) per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.05	$(0.06)	$(0.24)	$(1.31)
Diluted	$0.05	$(0.06)	$(0.24)	$(1.31)

Weighted average common shares outstanding:
Basic	24,688	6,285	13,369	6,279
Diluted	26,646	6,285	13,369	6,279

Stock-based compensation expense included above:
Cost of revenue	$63	$86	$155	$283
Sales and marketing	239	265	604	926
Research and development	196	150	463	665
General and administrative	324	247	984	1,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and
Comprehensive Loss

		BroadSoft, Inc. Stockholders’ Equity (Deficit)
						Accumulated
	Total		Common Stock Par		Additional	Other
	Stockholders’	Comprehensive	Value $0.01 Per Share		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Equity (Deficit)	Loss	Shares	Amount	Capital	Loss	Deficit	Interest
	(In thousands, except per share data)
Balance December 31, 2009	$(77,800)		6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)
Issuance of common stock from IPO, net of discounts and issuance costs	39,951		5,048	50	39,901	—	—	—
Redeemable convertible preferred stock converted to common at IPO	68,866		12,962	130	68,736	—	—	—
Reclassification of warrant liability upon IPO	262		—	—	262	—	—	—
Warrant exercise	100		36	—	100	—	—	—
Issuance of common stock for exercise of stock options and lapse of RSUs, net of effect of early exercises and withholding tax	(122)		330	4	(126)	—	—	—
Sale of shares to noncontrolling interest	4		—	—	—	—	—	4
Stock based compensation expense	2,206		—	—	2,206	—	—	—

Comprehensive loss:
Net loss	(3,199)	$(3,199)	—	—	—	—	(3,199)	—
Other comprehensive loss:
Foreign currency translation adjustment	13	13	—	—	—	13	—	—

Comprehensive loss	(3,186)	$(3,186)	—	—	—	—	—	—

Balance September 30, 2010	$30,281		24,696	$247	$131,419	$(1,712)	$(99,673)	$—

Balance December 31, 2008	$(72,724)		6,259	$63	$16,596	$(758)	$(88,625)	$—
Exercise of stock options and net effect of early exercises	48		27	—	48	—	—	—
Stock-based compensation expense	3,198		—	—	3,198	—	—	—

Comprehensive loss:
Net loss	(8,226)	$(8,226)	—	—	—	—	(8,223)	(3)
Other comprehensive loss:
Foreign currency translation adjustment	(647)	(647)	—	—	—	(647)	—	—

Comprehensive loss	(8,873)	$(8,873)	—	—	—	—	—	—

Balance September 30, 2009	$(78,351)		6,286	$63	$19,842	$(1,405)	$(96,848)	$(3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,199)	$(8,226)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,766	1,686
Amortization of software licenses	1,365	1,365
Stock-based compensation expense	2,206	3,198
Other	(132)	24
Changes in operating assets and liabilities:
Accounts receivable	(5,156)	3,384
Other assets	(423)	(892)
Accounts payable and other liabilities	(286)	(963)
Deferred revenue	14,251	9,911

Net cash provided by operating activities	10,392	9,487

Cash flows from investing activities:
Purchases of property and equipment	(1,856)	(485)
Purchase of intangible assets resulting from contingent consideration	(809)	(521)
Change in restricted cash	(458)	101

Net cash used in investing activities	(3,123)	(905)

Cash flows from financing activities:
Proceeds from exercise of stock options	385	45
Proceeds from issuance of common stock in connection with
Company’s IPO, net of issuance costs	39,949	—
Proceeds from the exercise of common stock warrants	100	—
Redemption of Series A redeemable preferred stock	(4,320)	—
Taxes paid on vesting of RSUs	(506)	—
Notes payable and bank loans — payments	(16,294)	(2,147)

Net cash provided by (used in) financing activities	19,314	(2,102)

Effect of exchange rate changes on cash and cash equivalents	36	68

Net increase in cash and cash equivalents	26,619	6,548
Cash and cash equivalents, beginning of period	22,869	14,353

Cash and cash equivalents, end of period	$49,488	$20,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Company’s final prospectus, dated June 16, 2010, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the initial public offering of the Company’s common stock (the “IPO”).
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
Recent Accounting Pronouncements
Effective January 1, 2010, the Company adopted new accounting guidance for revenue arrangements with multiple deliverables that are outside of the scope of previous authoritative software revenue recognition guidance. The new accounting guidance provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
deliverable’s selling price. The Company concluded the new accounting guidance did not have a material impact on the Company’s results of operations, cash flows or financial position during the three and nine months ended September 30, 2010, as the guidance applied only to the sale of certain products offered by the Company, which sales were not significant.
Effective January 1, 2010, the Company adopted new accounting guidance for revenue recognition for arrangements that include software elements. Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance. The Company concluded the new accounting guidance did not have a material impact on the Company’s results of operations, cash flows or financial position during the three and nine months ended September 30, 2010, as the guidance applied only to the sale of certain products offered by the Company, which sales were not significant.
Effective January 1, 2010, the Company adopted new accounting guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, for all interim and year-end reporting periods beginning December 31, 2010, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements (significant unobservable inputs). There were no transfers of assets or liabilities between Levels 1 and 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2010. In conjunction with the IPO, the Series C-1 preferred stock warrants converted to common stock warrants. As a result, the Company reclassified the Series C-1 preferred stock warrants from Level 3 liabilities to additional paid in capital (“APIC”). The Company will include these additional disclosures, as applicable, in its interim and year-end financial statements in future periods.
3. Fair Value Disclosures
The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Assets

Money market funds and certificates of deposit	$36,143	$36,143	$8,167	$8,167

Total assets	$36,143	$36,143	$8,167	$8,167

Liabilities
Series C-1 preferred stock warrants	$—	$—	$153	$153

Total liabilities	$—	$—	$153	$153

The carrying amounts of the Company’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. The following table summarizes the Company’s conclusions reached as of September 30, 2010 and December 31, 2009 (in thousands):

	Balance at
	September 30,
	2010	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$35,086	$35,086	$—	$—
Certificates of deposit (2)	1,057	1,057	—	—

Total	$36,143	$36,143	$—	$—

	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$7,568	$7,568	$—	$—
Certificates of deposit (2)	599	599	—	—

Total	$8,167	$8,167	$—	$—

Liabilities:
Series C-1 preferred stock warrants (3)	$153	$—	$—	$153

	$153	$—	$—	$153

(1)	Money market funds are classified as cash equivalents in the Company’s condensed consolidated balance sheet. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market accounts have carrying values that approximate fair value and observable inputs based on unadjusted quoted prices in active markets for identical instruments. Therefore, they are categorized within Level 1 of the fair value measurement hierarchy.

(2)	Certificates of deposit are classified as restricted cash in the Company’s condensed consolidated balance sheet. As these investments are highly liquid and readily convertible to known amounts of cash, they are determined to have carrying values that approximate fair value and observable inputs based on

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

unadjusted quoted prices in active markets for identical instruments. Therefore, they are categorized within Level 1 of the fair value measurement hierarchy.

(3)	Warrants to purchase Series C-1 redeemable convertible preferred stock are recorded as liabilities within other long-term liabilities in the Company’s condensed consolidated balance sheet. Fair value is determined using the Black-Scholes valuation model using the contractual life of the warrant and reasonable assumptions for stock price volatility, expected dividend yield and risk-free interest rates over the remaining contractual life of the warrants. The fair value of the warrants is re-measured each reporting period and changes in fair value are recognized in other income or expense in the Company’s condensed consolidated statement of operations. These warrants were converted to common stock warrants in connection with the IPO and were reclassified to APIC. As such, the Company no longer has Level 3 assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis during the nine months ended September 30, 2010 (in thousands):

Series C-1 Preferred
Warrants
Balance at December 31, 2009	$(153)
Total unrealized losses included in earnings	(109)
Transfers out	262

Balance at September 30, 2010	$—

Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2010 and 2009, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2009, gross	$4,728
Accumulated impairment loss	—

Balance as of December 31, 2009, net	4,728
Purchase accounting adjustments	809

Balance as of September 30, 2010, net	5,537
Accumulated impairment loss	—

Balance as of September 30, 2010, gross	$5,537

The purchase accounting adjustments during 2010, were from contingent payments to GENBAND Inc. (“GENBAND”) in connection with the Company’s acquisition of the M6 application server business from GENBAND. Pursuant to the terms of the acquisition agreement, the Company is required to make a

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
payment to GENBAND equal to 15% of annual qualifying sales related to M6 for three years from the acquisition date of August 27, 2008.
5. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met.
Deferred revenue consists of the following (in thousands):

	September	December
	30, 2010	31, 2009
Licenses	$28,217	$19,562
Maintenance and professional services	26,081	20,485

	$54,298	$40,047

Current portion	$52,255	$33,806
Non-current portion	2,043	6,241

	$54,298	$40,047

6. Borrowings
Installment Bank Loans
On September 26, 2008, the Company entered into a $15.0 million Loan and Security Agreement with ORIX Venture Finance LLC (the “ORIX Loan”), which the Company voluntarily repaid in full during the quarter ended June 30, 2010. The ORIX Loan required 42 equal monthly principal payments of approximately $0.4 million beginning in April 2010 and was scheduled to mature in September 2013. The interest rate was equal to the sum of 3.0% plus the greater of (a) prime rate or (b) LIBOR rate plus 2.5%, provided that the interest rate in effect in each month could not be less than 7% per annum. The principal balance outstanding under this agreement at December 31, 2009 was $15.0 million.
The Company paid $0.2 million of loan origination fees related to its ORIX Loan, which was capitalized within other current and long-term assets in the condensed consolidated balance sheet. Amortization expense related to the loan origination fees was immaterial for the periods reported and is included as interest expense in the consolidated statements of operations. The Company paid in full the balance of the ORIX Loan in June 2010 and, as such, recorded into interest expense the remaining unamortized loan origination fees of approximately $0.1 million during the quarter ended June 30, 2010.
In connection with obtaining the ORIX Loan, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share that expires on May 16, 2012. In accordance with the guidance to account for debt issued with a warrant, the Company allocated the total proceeds between the ORIX Loan and the warrant based on the relative fair value of the two instruments. Out of the total proceeds of $15.0 million, the Company allocated $14.9 million to the ORIX Loan and $0.1 million to the warrant based on their relative fair values. The fair value of the common stock warrant was recorded to APIC. Fair value was determined using a Black-Scholes valuation model using the contractual life of the warrant and reasonable assumptions for stock price volatility, expected dividend yield and risk-free interest rates. The Company used a risk-free interest rate of 3.4%, stock price volatility of 75% and term of seven years, which resulted in an estimated fair value of the common stock warrant of approximately $1.20 per share. The discount on the ORIX Loan was being amortized over the term of the agreement using the effective interest method and the amortization charge was recorded as interest expense in the consolidated statements of operations. In connection with the repayment of the ORIX Loan, the Company

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
recorded into interest expense the remaining unamortized balance of $0.1 million during the quarter ended June 30, 2010.
In December 2008, in connection with the acquisition of Sylantro Systems Corporation, the Company assumed a loan totaling $1.3 million at an interest rate of 9%. The balance outstanding under this agreement at December 31, 2009 was $0.1 million, which was paid in full in February 2010.
Financing Arrangements
In May 2008, the Company amended a software license and maintenance agreement. The amended agreement provides the Company the right to distribute third party software on a user basis up to 35,000,000 licenses over a four-year period for an additional one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provides for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At September 30, 2010 and December 31, 2009, the liability for the installment bank loan amounted to approximately $2.4 million and $3.5 million, respectively.
7. Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted, leaving 55,555 authorized shares expired under the 1999 Plan. In April 2009, the Company adopted the 2009 Equity Incentive Plan, which was subsequently amended and restated (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s IPO, the 2009 Plan was amended and restated to provide for, among other things, annual increases in the share reserve. At the same time, an additional 333,333 shares of common stock were added to the share reserve. At September 30, 2010, the Company had 239,395 shares of common stock available for issuance under the 2009 Plan.
Stock compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	$415	$718	$1,040	$3,122
Restricted stock awards	23	30	83	76
Restricted stock units	384	—	1,083	—

Total recognized compensation expense	$822	$748	$2,206	$3,198

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Stock Options
The following table presents a summary related to stock options for the nine months ended September 30, 2010:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price
Balance, December 31, 2009	2,841,096	$2.26
Granted	312,583	8.90
Exercised	(192,767)	2.00
Forfeited	(47,488)	4.43

Balance, September 30, 2010	2,913,424	$2.96

Vested at September 30, 2010	1,984,892	$2.23
The Company granted 312,583 and 2,371,919 stock options during the nine months ended September 30, 2010 and September 30, 2009, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the intrinsic value of stock options exercised was $0.8 million and nominal, respectively, and cash received from stock options exercised was $0.4 million and nominal, respectively. At September 30, 2010, unrecognized compensation expense related to unvested options was $1.3 million, which is scheduled to be recognized over a weighted average period of 1.10 years.
Restricted Stock Units
The following table presents a summary of activity for RSUs during the nine months ended September 30, 2010:

	Number of	Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Balance, December 31, 2009	173,326	$2.46
Granted	308,190	7.79
Vested	(181,546)	8.77
Forfeited	(5,199)	5.73

Balance, September 30, 2010	294,771	$4.10

During the nine months ended September 30, 2010, the Company granted 99,998 RSUs to certain officers. These RSUs are settled in shares of common stock and will vest in two equal annual installments following the date of grant. The Company also granted an aggregate of 191,227 RSUs to certain employees and officers, which vest over four years following the date of grant. Also in the period, the Company granted an aggregate of 4,999 RSUs to certain directors, which vested immediately with the closing of the IPO. In addition, the Company granted 11,466 RSUs to certain directors that fully vest on December 31, 2010 and 500 RSUs to a consultant that vested immediately with the closing of the IPO. At September 30, 2010, unrecognized compensation expense related to unvested RSUs was $1.2 million, which is scheduled to be recognized over a weighted average period of 1.38 years.
During the nine months ended September 30, 2009, the Company granted 167,493 RSUs to certain employees and officers. These RSUs, which had a term of 10 years and were settled in shares of common stock, vested in connection with the Company’s IPO. Included in the 2010 RSU stock compensation expense, the Company incurred expense of $0.4 million related to the vesting of RSUs,

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
covering an aggregate of 172,492 shares that were subject to a performance-based vesting condition and that vested in full upon the completion of the IPO.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of September 30, 2010, the Company’s APIC pool balance was zero.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets was $1.6 million and $0.4 million at September 30, 2010 and December 31, 2009, respectively.
8. Commitments and Contingencies
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
9. Taxes
The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the accounting guidance for taxes. Where the Company has entities with losses and does not expect to release the tax benefits in the foreseeable future, those entities are excluded from the effective tax calculation. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.
In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.
For the three months ended September 30, 2010 and 2009, the Company recorded a tax provision of $0.2 million and $0.4 million, respectively; and for the nine months ended September 30, 2010 and 2009, the Company recorded a tax provision of $0.4 million and $1.0 million, respectively. The tax provisions for the three and nine months ended September 30, 2010 and 2009 primarily pertained to taxable income generated by the Company’s foreign operations. There is no tax benefit recognized on the net operating losses incurred in the U.S. and certain foreign jurisdictions due to the lack of positive evidence supporting the Company’s ability to utilize these losses in the future.
10. Stockholders’ Equity (Deficit)
Reverse Stock Split and Initial Public Offering
On May 24, 2010, the Company’s board of directors approved an amendment to the Company’s restated certificate of incorporation to effect a 6-for-1 reverse stock split of its common stock and all series of its redeemable convertible preferred stock. The par value and the authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, redeemable convertible preferred stock, warrants for common stock, warrants for preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on June 14, 2010.
In June 2010, the Company completed the IPO in which it issued and sold 5,048,131 shares of common stock at a public offering price of $9.00 per share. The Company raised a total of $45.5 million in gross proceeds from the IPO, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million. Upon the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 12,962,405 shares of common stock. In connection with the closing, the Company used $4.3 million of the net proceeds from the IPO to redeem and subsequently cancel all outstanding shares of the Company’s Series A redeemable preferred stock.
In connection with the closing of the IPO, in June 2010, the Company amended and restated its certificate of incorporation and reduced its authorized number of shares of common stock to 100,000,000 and reduced the authorized number of shares of preferred stock to 5,000,000.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Warrants
Preferred Stock Warrants
During 2004 and 2005, the Company issued warrants to purchase up to an aggregate of 45,955 shares of Series C-1 redeemable convertible preferred stock at $3.97 per share in connection with financing arrangements. Upon the closing of the IPO, these warrants automatically converted into warrants to purchase an equivalent number of shares of common stock. All of these warrants were exercised for the underlying share amounts during the quarter ended June 30, 2010.
Common Stock Warrants
In addition to the warrants described above, in September 2008, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share in connection with the ORIX Loan, which warrant expires on June 16, 2012. As of September 30, 2010, this warrant remained outstanding.
11. Income (loss) per share data
Basic income (loss) per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income (loss) per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock, warrants and convertible securities were exercised or converted into common stock.
Diluted loss per common share is the same as basic loss per common share for the nine months ended September 30, 2010 and 2009 and the three months ended September 30, 2009 because the effects of potentially dilutive items were anti-dilutive given the Company’s losses.
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2010 and 2009. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represents the denominator:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands except per share data)
Net income (loss) attributable to BroadSoft, Inc.	$1,209	$(349)	$(3,199)	$(8,223)

Weighted average basic common shares outstanding	24,688	6,285	13,369	6,279
Dilutive effect of stock-based awards	1,958	NA	NA	NA

Weighted average diluted common shares outstanding	26,646	6,285	13,369	6,279

Earnings (loss) per share:
Basic	$0.05	$(0.06)	$(0.24)	$(1.31)
Diluted	$0.05	$(0.06)	$(0.24)	$(1.31)

NA – Not applicable because the effect is anti-dilutive given the Company’s losses
For the three months ended September 30, 2010, certain stock options and warrants to purchase common stock were not included in the computation of diluted earnings per share as their effect is anti-dilutive because their exercise prices exceeded the average market price of our common stock during the quarter. For the three months ended September 2009 and the nine months ended September 30, 2010 and 2009, share equivalents were not included in the computation of diluted earnings per share as the effect is anti-dilutive given the Company’s losses for these periods. The weighted average effect of

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Redeemable convertible preferred stock: *
Series B-1	—	589	369	589
Series C-1	—	9,771	6,121	9,771
Series D	—	805	504	805
Series E	—	417	261	417
Series E-1	—	—	157	—
Warrants on Series C-1 preferred stock **	—	46	29	46
Warrants on common stock	117	117	117	117
Restricted stock units and awards	—	101	156	84
Early exercise shares	2	23	2	23
Stock options	330	2,253	1,972	2,786

*	All of the redeemable convertible preferred stock automatically converted to common stock upon the closing of the IPO. For the nine months ended September 30, 2010, amounts presented in the table are for the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

**	All of the Series C-1 preferred stock warrants were automatically converted to common stock warrants upon the closing of the IPO. All of these warrants were exercised during the quarter ended June 30, 2010. For the nine months ended September 30, 2010, amounts presented in the table are the weighted average shares of common stock underlying these warrants.
12. Other (Income) Expense
Other (income) expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income	$(18)	$(7)	$(30)	$(36)
Interest expense	31	349	730	1,053
Other expense, net	—	—	65	—
Change in fair value of preferred stock warrants	—	(3)	109	(7)

Total other expense	$13	$339	$874	$1,010

13. Segment and Geographic Information
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
United States	$10,401	$9,048	$29,144	$27,006
EMEA	7,252	4,708	15,960	12,054
APAC	3,241	3,186	9,799	7,549
Other	1,379	1,252	4,945	2,977

	$22,273	$18,194	$59,848	$49,586

	September	December
	30, 2010	31, 2009
Long-Lived Assets, net
United States	$5,463	$4,861
EMEA	193	41
APAC	137	217
Other	407	484

	$6,200	$5,603

14. Subsequent Events
On October 27, 2010, the Company completed its acquisition of substantially all of the assets of Casabi, Inc. (“Casabi”), which assets were used by Casabi to provide its cloud-based personalized content and messaging applications. The Company acquired substantially all of the assets of Casabi for approximately $2 million and funded the acquisition with cash on hand. Because the acquisition just recently closed, the Company has not yet completed the initial purchase price allocation.

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
Key Financial Highlights
Some of our key financial highlights for the quarter ended September 30, 2010 include:
•	Total revenue increased $4.1 million to $22.3 million, compared to $18.2 million in the quarter ended September 30, 2009;

•	During the three months ended September 30, 2010, deferred revenue increased $7.4 million to $54.3 million, compared to an increase of $3.5 million in the quarter ended September 30, 2009;

•	Gross profit and gross margin were $17.4 million and 78%, respectively, compared to $13.9 million and 77%, respectively, in the quarter ended September 30, 2009;

•	Operating income increased to $1.5 million, compared to $0.4 million in the quarter ended September 30, 2009;

•	Net income increased to $1.2 million, compared to net loss of $0.3 million in the quarter ended September 30, 2009; and

•	Cash provided by operating activities for the nine months ended September 30, 2010 was $10.4 million, compared to $9.5 million for the nine months ended September 30, 2009.
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
• Maintenance and professional services. We generally sell annual maintenance contracts with our software licenses. These contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support. We also sell professional services, which consist of implementation, training and consulting services.
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
Gross Profit
Gross profit is the calculation of total revenue minus cost of revenue. Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including:
•	Mix of license, maintenance and professional services revenue. We generate higher gross margins on license revenue compared to maintenance and professional services revenue.

•	Growth or decline of license revenue. A substantial portion of cost of license revenue is fixed and is expensed in the period in which it occurs. This cost consists primarily of the royalty payments to our embedded database provider. If license revenue increases, these fixed payments will decline as a percentage of revenue. If license revenue declines, these fixed payments will increase as a percentage of revenue.

•	Impact of deferred revenue. Generally, if revenue is deferred because we are unable to determine vendor-specific objective evidence, or VSOE, of fair value for an undelivered element within an arrangement, all of the revenue derived from the arrangement is deferred, including license, maintenance and professional services revenue, until all elements for which we could not determine VSOE have been delivered. However, the cost of revenue, including the costs of license, maintenance and professional services, is expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on sales depends largely on the terms of the sale arrangement, and because we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.

Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew from 318 employees at December 31, 2009 to 358 employees at September 30, 2010, and we expect to continue to hire new employees to support our anticipated growth.
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
Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future but to decrease as a percentage of total revenue as sales grow.
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended September 30, 2010 and 2009, we recorded stock-based compensation expense of $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation expense of $2.2 million and $3.2 million, respectively.
Of the stock-based compensation expense recorded for the nine months ended September 30, 2010, $0.4 million related to the vesting of restricted stock units, or RSUs, covering an aggregate of 172,492 shares that were subject to a performance-based vesting condition and that vested in full upon the completion of the IPO.

Based on stock options and other equity awards outstanding as of September 30, 2010, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $2.5 million over a weighted average period of approximately 1.2 years.
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
Recent Accounting Pronouncements
Effective January 1, 2010, we adopted new accounting guidance for revenue arrangements with multiple deliverables that are outside of the scope of previous authoritative software revenue recognition guidance. The new accounting guidance provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We concluded the new accounting guidance did not have a material impact on our results of operations, cash flows or financial position during the three and nine months ended September 30, 2010, as the guidance applied only to the sale of certain products offered by us, which sales were not significant.
Effective January 1, 2010, we adopted new accounting guidance for revenue recognition for arrangements that include software elements. Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance. We concluded the new accounting guidance did not have a material impact on our results of operations, cash flows or financial position during the three and nine months ended September 30, 2010, as the guidance applied only to the sale of certain products offered by us, which sales were not significant.
Effective January 1, 2010, we adopted new accounting guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, for all interim and year-end reporting periods beginning December 31, 2010, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements (significant unobservable inputs). There were no transfers of assets or liabilities between Levels 1 and 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2010. In conjunction with the IPO, the Series C-1 preferred stock warrants converted to common stock warrants. As a result, we reclassified the Series C-1 preferred stock warrants from Level 3 liabilities to additional paid in capital, or APIC. We will include these additional disclosures, as applicable, in our interim and year-end financial statements in future periods.

Results of Operations
Comparison of the Three Months Ended September 30, 2010 and 2009
Revenue

	Three Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$12,877	58%	$10,170	56%	$2,707	27%
Maintenance and professional services	9,396	42	8,024	44	1,372	17

Total revenue	$22,273	100%	$18,194	100%	$4,079	22

Revenue by Geography:
Americas	$11,780	53%	$10,300	57%	$1,480	14%
EMEA	7,252	33	4,708	26	2,544	54
APAC	3,241	14	3,186	17	55	2

Total revenue	$22,273	100%	$18,194	100%	$4,079	22

Total revenue for the three months ended September 30, 2010 increased by 22%, or $4.1 million, to $22.3 million, compared to the same period in 2009. This growth was driven by a 27% increase in license revenue and a 17% increase in maintenance and professional services revenue. Additionally, deferred revenue grew by $7.4 million for the three months ended September 30, 2010, compared to growth of $3.5 million for the same period in 2009. Substantially all of the deferred revenue growth in 2010 was attributable to increased sales of software licenses and related maintenance and professional services.
Total revenue from the Americas for the three months ended September 30, 2010 increased by 14%, or $1.5 million, to $11.8 million compared to the same period in 2009. The increase in Americas revenue for the three months ended September 30, 2010 was due to growth in software license sales and associated maintenance and professional services. Europe, Middle East and Africa, or EMEA, total revenue for the three months ended September 30, 2010 increased by 54%, or $2.5 million, to $7.3 million compared to the same period in 2009. The increase in EMEA revenue in the three months ended September 30, 2010 was due to growth in software license sales and associated maintenance and professional services. Asia Pacific, or APAC, total revenue for the three months ended September 30, 2010 remained relatively unchanged at $3.2 million compared to the same period in 2009.
License Revenue
License revenue for the three months ended September 30, 2010 increased by 27%, or $2.7 million, to $12.9 million. Deferred license revenue grew by $6.4 million for the three months ended September 30, 2010, compared to growth of $2.3 million for the same period in 2009. The increase in revenue for the three months ended September 30, 2010 was primarily related to growth in sales of software licenses. This growth was most significant in license sales for enterprise users, particularly our hosted UC applications. The increase in deferred revenue for the three months ended September 30, 2010 was primarily driven by a number of orders for which there were undelivered elements, incomplete evidence of an arrangement or non-standard payment terms.

Maintenance and Professional Services Revenue
Maintenance and professional services revenue for the three months ended September 30, 2010 increased by 17%, or $1.4 million, to $9.4 million, compared to the same period in 2009. Deferred maintenance and professional services revenue grew by $0.9 million for the three months ended September 30, 2010, compared to growth of $1.2 million for the same period in 2009. The increase in maintenance and professional services revenue was the result of growth in our installed base of customers and licenses.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$1,560	12%	$1,235	12%	$325	26%
Maintenance and professional services	3,329	35	3,016	38	313	10

Total cost of revenue	$4,889	22	$4,251	23	$638	15

Gross Profit:
Licenses (1)	$11,317	88%	$8,935	88%	$2,382	27%
Maintenance and professional services	6,067	65	5,008	62	1,059	21

Total gross profit	$17,384	78	$13,943	77	$3,441	25

(1)	Includes amortization of intangibles aggregating $186 and $210 for the three months ended September 30, 2010 and, 2009, respectively.
For the three months ended September 30, 2010, our gross profit increased by 25%, or $3.4 million, to $17.4 million. Gross margin increased to 78% during the three months ended September 30, 2010 compared to 77% for the same period in 2009. We experienced an increase in both license revenue gross profit and maintenance and professional services revenue gross profit for the three months ended September 30, 2010, primarily due to growth in license revenue and maintenance and professional services revenue.
License cost of revenue increased by 26% to $1.6 million for the three months ended September 30, 2010. This increase was primarily due to a $0.1 million increase in royalties attributed to the increase in license revenue. For the three months ended September 30, 2010, license gross profit increased by 27% to $11.3 million, and license gross margin remained 88% as compared to the same period in 2009.
Maintenance and professional services cost of revenue increased by 10% to $3.3 million in the three months ended September 30, 2010 as compared to the same period in 2009. The increase in maintenance and professional services cost of revenue was primarily due to an increase in personnel costs allocated to cost of revenue due to an increase in the number of research and development employees working directly on specific features for certain customers and an increase in professional services personnel. For the three months ended September 30, 2010, maintenance and professional services gross profit increased by 21% to $6.0 million, with a corresponding increase in gross margin to 65% compared to 62% for the same period in 2009, due to higher utilization of maintenance and professional services resources.

Operating Expenses

	Three Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$7,789	35%	$7,034	39%	$755	11%
Research and development	4,787	21	3,864	21	923	24
General and administrative	3,349	15	2,683	15	666	25

Total operating expenses	$15,925	71%	$13,581	75%	$2,344	17

Sales and Marketing. Sales and marketing expense increased by 11%, or $0.8 million, to $7.8 million for the three months ended September 30, 2010. The primary driver of this increase is a $0.4 million increase in headcount costs driven by growth in sales commissions related to higher revenues.
Research and Development. Research and development expense increased by 24%, or $0.9 million, to $4.8 million for the three months ended September 30, 2010. This increase was primarily due to a $0.4 million increase in personnel costs, primarily from an increase in headcount, and a $0.3 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 25%, or $0.7 million, to $3.3 million for the three months ended September 30, 2010. This increase was primarily attributable to a $0.4 million increase in personnel costs and an increase of $0.3 million in professional services fees. Much of these increases are attributable to the associated expenses of becoming a public company.
Income from Operations
We had income from operations of $1.5 million for the three months ended September 30, 2010, compared $0.4 million for the same period in 2009. The increase in income from operations for the three months ended September 30, 2010 was a result of the $3.4 million increase in gross profit, partially offset by a $2.3 million increase in total operating expenses described above.
Other (Income) Expense

	Three Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(18)	*	$(7)	*	$(11)	157%
Interest expense	31	*	349	2%	(318)	(91)
Other (income) expense	—	*	(3)	*	3	NM

Total other expense	$13	*	$339	2%	$(326)	(96)

*	Less than 1%

NM=	Not meaningful
Interest income for the three months ended September 30, 2010 was relatively unchanged as compared to the same period in 2009. Interest expense decreased by $0.3 million as a result of the voluntary early repayment of the ORIX Loan in June 2010. Other expense for the three months ended September 30, 2010 was unchanged as compared to the same period in 2009. We do not anticipate incurring significant other (income) expense in the future, because of the conversion of our preferred stock warrants into warrants to purchase common stock in connection with the closing of the IPO, as a result of which, we are no longer required to recognize the change in fair value of such warrants as other (income) expense.
Provision for Income Taxes
Provision for income taxes was $0.2 million for the three months ended September 30, 2010, compared to expense of $0.4 million for the same period in 2009. The income tax provision relates primarily to foreign taxes. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The tax rate was negative for each period, which is primarily due to historical losses in the United States, for which we have continued to record a full valuation against our U.S. deferred taxes.
Comparison of the Nine Months Ended September 30, 2010 and 2009
Revenue

	Nine Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$32,215	54%	$27,237	55%	$4,978	18%
Maintenance and professional services	27,633	46	22,349	45	5,284	24

Total revenue	$59,848	100%	$49,586	100%	$10,262	21

Revenue by Geography:
Americas	$34,089	57%	$29,983	60%	$4,106	14%
EMEA	15,960	27	12,054	24	3,906	32
APAC	9,799	16	7,549	16	2,250	30

Total revenue	$59,848	100%	$49,586	100%	$10,262	21

Total revenue for the nine months ended September 30, 2010 increased by 21%, or $10.3 million, to $59.8 million, compared to the same period in 2009. This growth was driven by an 18% increase in license revenue and a 24% increase in maintenance and professional services revenue. Additionally, deferred revenue grew by $14.3 million for the nine months ended September 30, 2010, compared to growth of $9.9 million for the same period in 2009. Substantially all of the deferred revenue growth in 2010 was attributable to increased sales of software licenses and related maintenance and professional services.
Total revenue from the Americas for the nine months ended September 30, 2010 increased by 14%, or $4.1 million, compared to the same period in 2009. The increase in Americas revenue for the nine months ended September 30, 2010 was due to growth in software license sales and associated maintenance and professional services. EMEA total revenue during the nine months ended September 30, 2010 increased by 32%, or $3.9 million, compared to the same period in 2009. The increase in EMEA revenue in the nine months ended September 30, 2010 was primarily a result of growth in sales of software licenses and associated maintenance and professional services. APAC total revenue for the nine months ended September 30, 2010 increased by 30%, or $2.3 million, compared to the same period in 2009. The increase in APAC revenue for the nine months ended September 30, 2010 was due to growth in software license sales and associated maintenance and professional services.

License Revenue
License revenue for the nine months ended September 30, 2010 increased by 18%, or $5.0 million, to $32.2 million. Deferred license revenue grew by $8.7 million for the nine months ended September 30, 2010, compared to growth of $6.2 million for the same period in 2009. The increase in revenue for the nine months ended September 30, 2010 was primarily related to growth in sales of software licenses. The increase in deferred revenue for the nine months ended September 30, 2010 was primarily driven by a number of orders for which there were undelivered elements, incomplete evidence of an arrangement or non-standard payment terms.
Maintenance and Professional Services Revenue
Maintenance and professional services revenue for the nine months ended September 30, 2010 increased by 24%, or $5.3 million, to $27.6 million. Deferred maintenance and professional services revenue grew by $5.6 million for the nine months ended September 30, 2010, compared to growth of $3.7 million for the same period in 2009. The increase in maintenance and professional services revenue and deferred revenue was the result of growth in our installed base of customers and licenses.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$4,187	13%	$3,908	14%	$279	7%
Maintenance and professional services	10,556	38	9,558	43	998	10

Total cost of revenue	$14,743	25	$13,466	27	$1,277	9

Gross Profit:
Licenses (1)	$28,028	87%	$23,329	86%	$4,699	20%
Maintenance and professional services	17,077	62	12,791	57	4,286	34

Total gross profit	$45,105	75	$36,120	73	$8,985	25

(1)	Includes amortization of intangibles aggregating $571 and $629 for the nine months ended September 30, 2010 and 2009, respectively.
For the nine months ended September 30, 2010, our total gross profit increased by 25%, or $9.0 million, to $45.1 million. Gross margin increased to 75% during the nine months ended September 30, 2010 compared to 73% for the same period in 2009. The increase in total gross margin from the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily a result of growth in maintenance and professional services revenue relative to the corresponding cost of revenue which did not increase proportionately.
License cost of revenue increased 7% to $4.2 million for the nine months ended September 30, 2010 as compared to the same period in 2009. This increase was primarily due to an increase in royalties to third parties for software licenses attributed to the increase in license revenue. License gross profit increased by 20% to $28.0 million, with a corresponding increase in gross margin to 87% for the nine months ended

September 30, 2010 compared to 86% for the same period in 2009. The increase in gross profit was due to the proportionately larger increase in revenue relative to the fixed cost portion of license revenue, such as certain royalties to third parties for software licenses and amortization of intangibles.
Maintenance and professional services cost of revenue increased by 10% to $10.6 million in the nine months ended September 30, 2010, compared to the same period in 2009. The increase in maintenance and professional services cost of revenue was primarily due to an increase in personnel costs allocated to cost of revenue due to an increase in the number of research and development employees working directly on specific features for certain customers and an increase in professional services personnel. Maintenance and professional services gross profit increased by 34% to $17.1 million, with a corresponding increase in gross margin to 62% for the nine months ended September 30, 2010 compared to 57% for the same period in 2009. The increase was due to higher utilization of maintenance and professional services resources.
Operating Expenses

	Nine Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$22,601	38%	$21,628	44%	$973	4%
Research and development	14,230	24	12,147	24	2,083	17
General and administrative	10,236	17	8,561	17	1,675	20

Total operating expenses	$47,067	79%	$42,336	85%	$4,731	11

Sales and Marketing. Sales and marketing expense increased by 4%, or $1.0 million, to $22.6 million for the nine months ended September 30, 2010. This increase is attributed to a $0.6 million increase in headcount costs driven by an increase in sales commissions related to higher revenues, and a $0.1 million increase in consulting expenses.
Research and Development. Research and development expense increased by 17%, or $2.1 million, to $14.2 million for the nine months ended September 30, 2010. This increase was primarily due to a $1.3 million increase in personnel costs, primarily resulting from an increase in research and development headcount, and a $0.8 million increase in consulting expenses. We will continue to invest in research and development as we expand our platform, including our recently announced BroadCloud hosted application delivery platform.
General and Administrative. General and administrative expense increased by 20%, or $1.7 million, to $10.2 million for the nine months ended September 30, 2010. This increase was primarily attributable to a $1.1 million increase in professional services fees and a $0.5 million increase in personnel costs. Much of these increases are attributable to the associated expenses of becoming a public company.
Loss from Operations
We incurred a loss from operations of $2.0 million for the nine months ended September 30, 2010, compared to a loss from operations of $6.2 million for the same period in 2009. The decrease in loss from operations for the nine months ended September 30, 2010 was a result of the $9.0 million increase in gross profit, partially offset by a $4.7 million increase in total operating expenses described above.

Other (Income) Expense

	Nine Months Ended September 30,
	2010		2009		Period-to-Period Change
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Interest income	$(30)	*	$(36)	*	$6	(17)%
Interest expense	730	1%	1,053	2%	(323)	(31)
Other expense (income)	174	*	(7)	*	181	NM

Total other expense	$874	1%	$1,010	2%	$(136)	(13)

*	Less than 1%
NM=Not meaningful
Interest income remained relatively unchanged for the nine months ended September 30, 2010. Interest expense decreased by $0.3 million as a result of the voluntary early repayment of the ORIX Loan in June 2010. Other expense increased mainly due to the increase in the fair value of preferred stock warrants prior to their conversion to common stock warrants of $0.1 million during the nine months ended September 30, 2010 compared to 2009 as a result of the increase in the estimated fair value of the company. We do not anticipate incurring significant other (income) expense in the future, because of the conversion of our preferred stock warrants into warrants to purchase common stock in connection with the closing of the IPO, as a result of which, we are no longer required to recognize the change in fair value of such warrants as other (income) expense.
Provision for Income Taxes
Provision for income taxes was $0.4 million for the nine months ended September 30, 2010, compared to $1.0 million for the same period in 2009. The income tax provision relates primarily to foreign taxes. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The tax rate was negative for each period, which is primarily due to historical losses in the United States, for which we have continued to record a full valuation against our U.S. deferred taxes.
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

Cash, Cash Equivalents and Working Capital
The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	As of September	As of December
	30, 2010	31, 2009
Cash and cash equivalents	$49,488	$22,869
Accounts receivable, net	30,611	25,471
Working capital	20,808	2,924

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash provided by(used in):
Operating activities	$10,392	$9,487
Investing activities	(3,123)	(905)
Financing activities	19,314	(2,102)
Our cash and cash equivalents at September 30, 2010 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.1 million at September 30, 2010 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.
Operating Activities
For the nine months ended September 30, 2010, operating activities provided $10.4 million in net cash compared to $9.5 million for the same period in 2009, primarily as a result of a net loss of $3.2 million and an increase in accounts receivable of $5.2 million that was offset by a $14.3 million increase in deferred revenue, which was attributable primarily to increased sales of our software, and non-cash items, such as depreciation and amortization of $1.8 million, amortization of software licenses of $1.4 million and stock-based compensation expense of $2.2 million.
Investing Activities
Our investing activities have consisted primarily of purchases of property and equipment.
For the nine months ended September 30, 2010, net cash used in investing activities was $3.1 million, compared to $0.9 million for the same period in 2009. This increase was attributed to a $0.5 million restricted cash deposit to secure a new operating lease and $1.4 million increase in purchases of property and equipment, much of which was for leasehold improvements and equipment for new office space.
Financing Activities
For the nine months ended September 30, 2010, net cash provided by financing activities was $19.3 million, compared to cash used in financing activities of $2.1 million for the same period in 2009. This amount consisted primarily of the net proceeds of our IPO of $40.0 million, partially offset by repayment of the ORIX Loan and other loan balances in the aggregate of $16.3 million and the $4.3 million payment for the redemption and subsequent cancellation of all outstanding shares of our Series A redeemable preferred stock.

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
Bank of America Installment Loan
We have an installment loan with Bank of America, in the original principal amount of $6.4 million, to finance the payment of a one-time license and maintenance fee in connection with our license of certain third party software. The interest rate on the loan is fixed at 4.0%. The loan provides for scheduled quarterly principal repayments of $0.4 million with the final principal payment due on April 1, 2012. As of September 30, 2010, the liability for the installment bank loan was approximately $2.4 million.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of September 30, 2010:

		October 1
		through
		December 31,	2011 through	2013 through	2016 and
	Total	2010	2012	2015	beyond
			(in thousands)
Operating lease obligations	$8,782	$245	$2,365	$2,916	$3,256
Bank of America Installment Loan	2,352	—	2,352	—	—
Other short-term and long-term liabilities	950	449	501	—	—
Other borrowings	21	21	—	—	—

	$12,105	$715	$5,218	$2,916	$3,256

The amounts in the table above do not include contingent payments potentially payable to GENBAND Inc., or GENBAND, in connection with our acquisition of the M6 application server business from GENBAND. Pursuant to the terms of the acquisition agreement, we are required to make a payment to GENBAND equal to 15% of annual qualifying sales related to M6 for three years from the acquisition date of August 27, 2008. In the first and second year following the acquisition, we incurred an obligation of $0.6 million and $0.8 million, respectively, pursuant to this requirement.
As of September 30, 2010, we had unrecognized tax benefits of $0.4 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2010. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
As of September 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rated is fixed on all outstanding loan balances, so we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates would have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on September 30, 2010 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During 2007, 2008 and 2009 and the nine months ended September 30, 2010, BroadWorks licenses and related services represented 100%, 97%, 82% and 82% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
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
In addition, because our sales are derived substantially from one product, our share price could be disproportionately affected by market perceptions of current or anticipated competing products, allegations of intellectual property infringement or other matters. These perceptions, even if untrue, could cause our stock price to decline.
Infringement claims are common in our industry and third parties, including competitors, have and could in the future assert infringement claims against us including for past infringement, which could force us to redesign our software and incur significant costs.
The IP-based communications industry is highly competitive and IP-based technologies are complex. Companies file patents covering these technologies frequently and maintain programs to protect their intellectual property portfolios. Some of these companies actively search for, and routinely bring claims against, alleged infringers. Our products are technically complex and compete with the products of significantly larger companies. We have recently been named as a defendant in a patent infringement case and we believe that we may become increasingly subject to third-party infringement claims. The likelihood of our being subject to additional infringement claims may be greater as a result of our real or perceived success in selling products to customers, as the number of competitors in our industry grows and as we add functionality to our products. We may in the future receive communications from third parties alleging that we may be infringing their intellectual property rights. The visibility we receive from being a public company may result in a greater number of such allegations. Regardless of the merit of third-party claims that we infringe their rights, these claims could:
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
It is possible that other companies hold patents covering technologies similar to one or more of the technologies that we incorporate into our products. In addition, new patents may be issued covering these technologies. Unless and until the U.S. Patent and Trademark Office issues a patent to an applicant, there is no reliable way to assess the scope of the potential patent. We may face claims of infringement from both holders of issued patents and, depending upon the timing, scope and content of patents that have not yet been issued, patents issued in the future. The application of patent law to the software industry is particularly uncertain because the time that it takes for a software-related patent to issue is lengthy, which increases the likelihood of pending patent applications claiming inventions whose priority dates may pre-date development of our own proprietary software. This uncertainty, coupled with litigation or the potential threat of litigation related to our intellectual property, could adversely affect our business, revenue, results of operations, financial condition and reputation.
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
We have incurred significant losses since inception and, as of September 30, 2010, we had an accumulated deficit of $99.7 million. We have incurred net losses in each fiscal year since inception and we may not be profitable in the future. Our recent net losses were $1.7 million for 2007, $11.2 million for 2008, $7.8 million for 2009 and $3.2 million for the nine months ended September 30, 2010. In addition, we expect our expenses to grow in the future, including an increase in our internal and external financial, accounting and legal expenses resulting from operating as a public company. If our revenue does not grow to offset these increased expenses, we may not be able to achieve or maintain profitability. Further, our historical revenue and expense trends may not be indicative of our future performance. In fact, in the future we may not experience any growth in our revenue or our revenue could decline. If any of these occur, our stock price could decline materially.
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
The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products, evolving industry standards and recurring or unanticipated changes in customer requirements. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify and gain access to or develop new technologies. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources toward products or technologies for which market demand is lower than anticipated and, as a result, are abandoned. For example, we recently announced BroadCloud, a cloud-based hosted infrastructure whereby we will deliver applications via our cloud, and we cannot guarantee that BroadCloud will be successful.
Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. In 2007, 2008, 2009 and the nine months ended September 30, 2010, our research and development expenses were $12.8 million, or 20.7% of our total revenue, $15.9 million, or 25.7% of our total revenue, $16.6 million, or 24.1% of our total revenue and $14.2 million, or 24% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, such as our acquisitions of the M6 application server product line from GENBAND, Sylantro Systems Corporation, or Sylantro, Packet Island and Casabi, Inc., or Casabi;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.
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
During the past three years we made four acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.
As part of our growth strategy, during the past three years, we made four acquisitions. In August 2008, we acquired M6 and in December 2008, we acquired Sylantro. The M6 and Sylantro acquisitions enabled us to acquire additional customers and associated technology. In October 2009, we acquired Packet Island, a software as a service, or SaaS, provider of service-based quality of experience assessment and monitoring tools for IP-based voice and video networks and services, which represents a complementary product offering for us. Our acquisition of Casabi in October 2010, a provider of cloud-based personalized content and messaging applications, expands our SaaS offerings. Whether we realize the anticipated benefits from these transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.
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
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. In addition, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design of our information systems. We will incur significant costs to remediate any material weaknesses, we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
The worldwide markets for our products and services are highly competitive and continually evolving and we expect competition from both established and new companies to increase. Our primary competitors include companies such as Alcatel-Lucent SA, Avaya Inc., Cisco Systems, Inc., Ericsson, Huawei Technologies Co., Ltd., Metaswitch Networks, Nokia-Siemens Networks B.V., GENBAND and Sonus Networks, Inc. Many of our existing and potential competitors have substantially greater financial, technical, marketing, intellectual property and distribution resources than we have. Their resources may enable them to develop superior products, or they could aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. In addition, our customers could also begin using open source software, such as Asterisk, which is incorporated in the products of Digium, Inc., as an alternative to BroadWorks. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, or if a significant number of our customers use open source software as an alternative to BroadWorks, we may then need to lower the prices of our products and services, change our pricing models, or offer other favorable terms to compete successfully, which would reduce our margins and adversely affect our operating results.
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
The economic downturn has contributed to a slowdown in telecommunications industry spending, dramatic reductions in capital expenditures, financial difficulties and, in some cases, bankruptcies experienced by service providers. Our customers are under increasing competitive pressure from companies within their industry and other participants that offer, or seek to offer, overlapping or similar services. These pressures are likely to continue to cause our customers to seek to minimize the costs of the software platforms that they purchase and may cause static or reduced expenditures by our customers or potential customers. These competitive pressures may also result in pricing becoming a more important factor in the purchasing decisions of our customers. Increased focus on pricing may favor low-cost vendors and our larger competitors that can spread the effect of price discounts across a broader offering of products and services and across a larger customer base.
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
We market, license and service our products globally and have a number of offices around the world. During the years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010, 55%, 55%, 48% and 51% of our revenue, respectively, was attributable to our international customers. As of September 30, 2010, approximately 39% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
The reduction in or loss of sales by these distribution partners could materially reduce our revenue. For example, Ericsson accounted for approximately 11% and 9% of our total revenue for the year ended December 31, 2009 and the nine months ended September 30, 2010, respectively. If we fail to maintain relationships with our distribution partners, fail to develop new relationships with other distribution partners in new markets, fail to manage, train or incentivize existing distribution partners effectively, fail to provide distribution partners with competitive products on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
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
As of September 30, 2010, our executive officers, directors, principal stockholders and their respective affiliates beneficially owned or controlled an aggregate of approximately 51% of our outstanding common stock. Accordingly, these stockholders, if they were to act together, would have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions and they may in some instances exercise this influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.
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
If our existing stockholders sell, or indicate an intent to sell, a significant number of shares of our common stock in the public market after the 180-day contractual lock-up pertaining to our initial public offering, which period is scheduled to expire on December 13, 2010 but is subject to potential extension in certain circumstances for up to an additional 34 days, and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the price you paid for your shares. As of September 30, 2010, we have outstanding 24,711,018 shares of common stock. Of these shares, 7,616,926 shares of common stock, are freely tradable, without restriction, in the public market. Additionally, up to 24,869 shares may be sold by employees prior to the expiration of the lock-up agreements, solely for the purpose of paying statutorily required federal, state and local withholding and payroll taxes that they will incur upon the exercise of options that are scheduled to expire during the lock-up period. Goldman, Sachs & Co. may, in its sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements pertaining to the initial public offering expire and based on shares outstanding as of September 30, 2010, an additional 17,094,092 shares will be eligible for sale in the public market, subject to certain legal and contractual limitations. In addition, following the expiration of the lock-up agreements, 2,913,424 shares subject to outstanding options and 294,771 shares issuable upon the vesting of outstanding RSUs under our equity incentive plans as of September 30, 2010, and the additional shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market, subject to the vesting of these awards and certain other legal and contractual limitations.
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
None.
(b) Use of Proceeds from Public Offering of Common Stock
In June 2010, we completed the initial public offering of shares of our common stock. We raised a total of $45.5 million in gross proceeds from the initial public offering, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million.
We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds primarily in short-term, interest-bearing investment grade securities.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate evidencing shares of Common Stock.

4.2(2)	Fourth Amended and Restated Registration Rights Agreement.

4.3(2)	Amendment No. 1 to Fourth Amended and Restated Registration Rights Agreement.

4.4(2)	Amendment No. 2 to Fourth Amended and Restated Registration Rights Agreement.

4.5(2)	Amendment No. 3 to Fourth Amended and Restated Registration Rights Agreement.

Exhibit
Number	Description of Document
4.6(2)	Amendment No. 4 to Fourth Amended and Restated Registration Rights Agreement.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed on June 25, 2010 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) and incorporated by reference herein.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.
By:	/s/ James A. Tholen
James A. Tholen
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

Date: November 8, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate evidencing shares of Common Stock.

4.2(2)	Fourth Amended and Restated Registration Rights Agreement.

4.3(2)	Amendment No. 1 to Fourth Amended and Restated Registration Rights Agreement.

4.4(2)	Amendment No. 2 to Fourth Amended and Restated Registration Rights Agreement.

4.5(2)	Amendment No. 3 to Fourth Amended and Restated Registration Rights Agreement.

4.6(2)	Amendment No. 4 to Fourth Amended and Restated Registration Rights Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed on June 25, 2010 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) and incorporated by reference herein.