Form 10-K
period 2010-12-31
BROADSOFT INC
filed 2011-03-07
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34777
BroadSoft, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52 2130962 (I.R.S. Employer Identification No.)

9737 Washingtonian Boulevard, Suite 350, Gaithersburg, MD (Address of principal executive offices)	20878 (Zip Code)
(301) 977-9440
Registrant’s telephone number, including area code:
(former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010 was approximately $112 million. Aggregate market value excludes an aggregate of approximately 11,550,000 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 2, 2011 was 25,644,656.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Removed and Reserved	36

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
	Equity Securities	36

Item 6.	Selected Consolidated Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97

Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	98

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	99
Item 11.	Executive Compensation	99
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	99
Item 13.	Certain Relationships and Related Transactions, and Director Independence	99
Item 14.	Principal Accountant Fees and Services	99

PART IV
Item 15.	Exhibits and Financial Statement Schedules	100

SIGNATURES		101
Ex-10.5
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Annual Report on Form 10-K may include statements about:
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” section of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC. You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. These risks are not exhaustive. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

PART I
Item 1. Business
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
     Our BroadCloud set of offerings were introduced in October 2010. BroadCloud, allows us to offer our service provider customers’ communications applications such as web collaboration, video conferencing and fixed line SMS from our hosted cloud service delivery platform. The objective of these BroadCloud offerings is to expedite our service provider customers time to market by hosting this set of applications, such as UC solutions and enhanced consumer services, in our network.
     We were incorporated in Delaware in 1998 and we began selling BroadWorks in 2001. Over 450 service providers, located in more than 65 countries, including 16 of the top 25 telecommunications service providers globally as measured by revenue in the year ended December 31, 2010, have purchased our software. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.
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
     We believe that, as service providers look to rapidly introduce new services, many of which include multimedia and not merely voice communications, they require network elements that are capable of coordinating delivery of a large and rapidly increasing number of applications, operating across heterogeneous network elements and devices, ensuring high levels of reliability and quality and efficiently scaling as more subscribers are added.
Demand for Voice and Multimedia Services
Service providers are delivering these services to enterprise and consumer customers. Enterprise subscribers include small, medium and large businesses, universities and governments and range in size from a few end-users to tens of thousands. Consumer subscribers include individuals and families purchasing communications services for their personal and residential use.
Enterprises
Enterprises require communication features and functionality that are varied and, in many cases, complex. For many years, four-digit dialing, multi-party conferencing and video conferencing have been common enterprise needs. Historically, enterprises have purchased voice and data access from service providers and deployed customer premises-based equipment, or CPE, such as PBXs, to help deliver this functionality. Enterprises could avoid the costly purchase of CPE by obtaining these services directly from a service provider’s network, often called hosted services. However, enterprises frequently required greater features and functionality than could previously be delivered efficiently from service providers’ legacy voice networks.
As service providers further invest in their IP-based networks, they are able to enhance the quality and functionality of their cloud-based communications, which has enabled service providers to increase the volume of communications services delivered to customers as hosted offerings. Concurrently, we believe a number of trends are driving increased demand for cloud-based communication services, including:
•	Accelerating rate of technology change. Communications technology is evolving rapidly, with the frequent introduction of new devices and services and an increase in the number of ways people interact. Keeping pace with this change becomes difficult and expensive in a CPE-based environment where the investment to interoperate with new devices or provide new services must be fully borne by the enterprise. Furthermore, CPE vendors operate proprietary systems with typically higher prices and limited selection of end-point devices. As new services are added, equipment upgrades are often required and, unless the equipment of all constituents within the enterprise is upgraded, functionality can remain limited. Furthermore, as mobile and other communications services are increasingly integrated, the difficulty of using a CPE-based approach is compounded by the complexity of these additions. Cloud-based hosted services deliver communications services from the network itself, are centrally managed by the service provider and deliver uniform service across an enterprise. This increased efficiency and the ability of service providers to offer new services across their entire subscriber base also allows service providers to deliver services at lower cost.

•	Shift towards unified communications. UC is the integration of voice and video calling and conferencing with instant and text messaging, presence information, collaboration tools and e-mail. UC increases significantly the number of devices to be supported, the number of network interconnect points and the associated amount of required network integration. We also believe

UC increases the pace at which enterprises will seek to introduce new services. CPE-based UC solutions can be complex, expensive and consume significant time and resources as compared to cloud-based solutions.

•	Increased acceptance of cloud-based services. Enterprises are increasingly obtaining mission-critical IT services, such as computing and storage, from the cloud. We believe the positive experiences and savings enterprises can achieve with cloud-based IT systems will drive enterprises to continue to move other important functions, such as communications services, into the cloud.
Consumers
Service providers have experienced a high degree of subscriber attrition, partially due to their limited ability to differentiate service offerings. To retain subscribers and introduce new revenue streams, service providers have bundled services into integrated packages. To date, bundled services have included voice, TV and internet services, with mobile increasingly included, and are commonly referred to as either “triple play” or “quad play.”
To further increase revenue and decrease subscriber churn, service providers are expanding beyond triple and quad play and are starting to offer services such as video calling, single number mobile and fixed-line dialing and messaging and integration with household devices, such as television set top boxes. At the same time, we believe that the proliferation of new devices, such as smart wireless phones and home video phones, is driving increased consumer demand for expanded service offerings. We believe that this trend has been accelerated by the emerging multimedia telephony, or MMTel, standard. Service providers are increasingly demanding MMTel in their IP telephony implementations so they can seamlessly offer multimedia telephony to their consumer subscribers.
As communications evolve from voice to multimedia, devices proliferate and modes of communications broaden, service providers are finding that services delivered to one category of subscriber, enterprise or consumer, are starting to drive demand for similar services in the other category. For example, consumers’ personal use of their smart wireless phones for varied modes of communications, such as instant messaging, or IM, e-mail and voice, can create expectations for multimedia and collaboration services within the enterprises where they work. Conversely, in the work context, when consumers experience converged mobile and fixed-line services, such as one number calling, find me/follow me, single unified voicemail, e-mail delivery of voicemail, etc., or video calling, they may seek similar services to use in their personal communications. In addition, the division between enterprise and consumer communications is blurring, as workforces become more mobile and people seek to work either part- or full-time from their homes. We believe that this dynamic increases overall demand for multimedia services and provides service providers opportunities to enable feature-rich services across their subscriber bases.
Challenges in Enabling Multimedia Services on IP-based Networks
Historically, applications such as voice messaging, call forwarding and call waiting were delivered from within the core network by network elements, such as legacy Class 5 and softswitches. These applications were voice-focused, limited in nature and changed infrequently. We believe that, as service providers look to rapidly introduce new services, many of which include multimedia and not merely voice communications, they require network elements that are capable of:
•	Coordinating delivery of a large and rapidly increasing number of applications. Each new application requires coordination within the service provider’s network to ensure that the application is authorized, appropriately charged for and delivered in a way that is appropriate to the end-user based on the device and user preferences.

•	Operating across heterogeneous network elements and devices. Most service providers’ networks consist of network equipment and software from multiple vendors. In addition, service providers’ subscribers and end-users operate a variety of devices. New applications must seamlessly navigate these varied network elements and devices without impacting functionality.

•	Ensuring high levels of reliability and quality. Service providers and their subscribers are accustomed to a high level of reliability and quality and expect similar levels of reliability and quality from new applications.

•	Efficiently scaling as more subscribers are added. As more subscribers purchase applications and service providers acquire new subscribers, service providers need to be able to efficiently add capacity without increasing complexity.
It is no longer efficient for the responsibility of application delivery to reside in network elements such as softswitches. These elements are dedicated to other crucial network roles, are not designed to deliver multimedia applications and are typically limited in the number of network elements with which they interact. In addition, because these network elements are generally dispersed throughout a service provider’s network, deploying, scaling and managing these multimedia services through these network elements is even more difficult.
The BroadSoft Solution
     To meet these challenges, many service providers are deploying a separate voice and multimedia application server that is specifically designed to deliver multimedia services as part of their network architecture. A voice and multimedia application server is the dedicated network software element that delivers and coordinates voice, video and messaging communications. In addition, many service providers are shifting their networks toward new all-IP-based network architectures, such as IP Multimedia Subsystem, or IMS. Within these new all-IP architectures, the application server is a defined function or layer.
     BroadWorks is the industry’s leading voice and multimedia application server. BroadWorks is installed on industry-standard servers, typically located in service providers’ data centers. It utilizes well-defined interfaces to interoperate with service providers’ core networks, accesses other networks for interworking with end-users’ communications devices and connects to service providers’ support and billing systems for management and charging functions. We believe we are well-positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of essential and value-added services to their end-users. BroadWorks provides service providers several key advantages when they offer voice and multimedia services on their IP-based networks, including:
•	Rapid delivery of enterprise and consumer multimedia services from a single platform. We believe BroadWorks provides the most extensive set of features and applications available on a single platform for fixed-line, mobile and cable broadband access networks, for both enterprise and consumer applications.

•	Demonstrated carrier adoption globally across many service provider networks. Over 450 service providers in more than 65 countries have purchased our software, including 16 of the top 25 telecommunications service providers globally.

•	Broad interoperability across network equipment vendors, network architectures and devices. BroadWorks interoperates with all significant network architectures (such as IMS and Next Generation Network architectures), access types, infrastructures and protocols and integrates and interoperates with the major network equipment vendors’ core network solutions.

•	Extensive technology and device partner ecosystem. BroadWorks interoperates with more than 450 devices, including more than 400 customer CPE devices, such as IP phones, computer-based soft-phones, conferencing devices, IP gateways, mobile phones and consumer electronics.

•	Scalable architecture and carrier-grade reliability. Our applications are designed to scale to support hundreds of millions of subscribers with a carrier-grade level of reliability.

•	Leadership in emerging standards and requirements. We are actively involved in the development of the IMS, session initiation protocol, or SIP, and MMTel standards, as well as several other standards that we expect to shape our market in the future. BroadWorks is the application server supporting what we believe to be the world’s largest IMS deployment, based on the number of subscribers.
Our Strategy
     Our goal is to strengthen our position as the leading global provider of multimedia application servers by enabling service providers to increase revenue opportunities by delivering feature-rich services to their enterprise and consumer subscribers and to leverage their investment in their IP-based networks. Key elements of our strategy include:
•	Extend our technology leadership and product depth and breadth. We intend to provide an industry-leading solution through continued focus on product innovation and substantial investment in research and development for new features, applications and services.

•	Drive revenue growth by:
•	Assisting our current service provider customers to sell more of their currently-deployed BroadWorks services. We support our service provider customers by regularly offering enhanced and new features to their current applications as well as providing tools and training to help them market their services to subscribers.

•	Selling new applications and features to our current service provider customers. Although our initial engagement with a service provider may be for a single initiative or business unit, once BroadWorks is implemented by a service provider, we believe we are well-positioned to sell additional applications and features to that service provider, including our newly announced set of BroadCloud offerings.

•	Continuing to acquire new customers. Our customers are located around the world and include 16 of the top 25 telecommunications service providers globally. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence, by expanding our geographic footprint and by penetrating more deeply into some types of service provider customers, such as additional cable and mobile service providers.
•	Pursue selected acquisitions and collaborations that complement our strategy. We intend to continue to pursue acquisitions and collaborations where we believe they are strategic to strengthen our leadership position.
Our Products
     BroadWorks enables service providers to offer their subscribers a comprehensive portfolio of enterprise and consumer communications services from a common network platform. We typically license BroadWorks on a per-subscriber, per-feature basis and we can deploy it in a variety of network configurations, matching the needs of fixed-line, mobile and cable service providers.
BroadSoft Enterprise Applications
Hosted Unified Communications
     Hosted unified communications enables service providers to offer enterprises advanced IP PBX and UC features through a hosted service rather than through premises-based equipment, such as PBXs. As enterprise needs become more complex and as enterprise budgets are more closely controlled, we believe that enterprise demand for cost-effective and feature-rich applications such as multimedia, mobility and UC is growing. We also believe that the delivery of advanced IP PBX and UC features in a cloud-based hosted model is simpler to implement and more cost efficient for both the service provider and enterprise customer than premises-based alternatives.
     The advanced IP PBX and UC features we offer to enterprises through BroadWorks’ hosted unified communications application include:
•	PBX functionality such as call control, call waiting, call forwarding and conference calling, in each case across multiple locations;

•	real-time multimedia communications support for voice and video calling;

•	integration of offerings across fixed and mobile devices and networks;

•	integrated voice, video and fax messaging;

•	enhanced features such as auto attendants, call centers and conferencing;

•	UC features, such as presence awareness, IM and e-mail integration and collaboration;

•	quality of service monitoring and reporting;

•	open APIs for third-party application development that complement the core call control functionality;

•	clients, which are devices and software that request information, for feature control and administration;

•	regulatory functions such as emergency calling (E911) and lawful intercept (CALEA); and

•	geographic redundancy and disaster recovery.
SIP Trunking
     BroadWorks’ SIP trunking enables service providers to provide IP interconnectivity and additional services to enterprises that already have CPE-based IP PBXs, PBXs and/or video endpoints. With SIP trunking, service providers are able to bundle voice, which interconnects to either circuit or IP-based networks, and data over a single converged IP pipe, creating a more economical offering than can be achieved with separate voice and data connections. We believe that BroadWorks-powered service providers can differentiate their SIP trunking service offerings and increase revenue by offering enhanced services such as UC, video, mobility, global four-digit dialing and business continuity, in connection with their core SIP trunking service offerings.
     Since BroadWorks’ hosted UC and SIP trunking applications share the same software and platform, service providers can easily and cost-effectively expand their addressable markets by offering hosted UC services in conjunction with SIP trunking. This hybrid offering is attractive to multi-site enterprises that have some environments using premises-based PBXs and others that are hosted. Despite their complex legacy systems, service providers can use BroadWorks to deliver a consistent set of mobility, multimedia and application integration capabilities to all end-users across these enterprises.
BroadSoft Consumer Applications
     Our consumer IP applications offer voice and multimedia telephony services with voice calling, video calling, enhanced messaging, content sharing and web interfaces. They also provide full regulatory compliance for fixed-line, mobile and cable service providers. Additionally, we enable BroadWorks-powered service providers to differentiate their offerings through advanced feature sets for managing family and small office/residential office communications, including multiple lines, video calling and mobility support.

BroadCloud
     BroadCloud, enables us to offer our service provider customers communications applications such as web collaboration, video conferencing and fixed line SMS from our hosted cloud service delivery platform. With BroadCloud offerings, we are able to expedite our service provider customers time to market by hosting this set of applications, such as UC solutions and enhanced consumer services, in our network.
BroadSoft Xtended
     The purpose of our Xtended program is to enable our service provider customers to create and/or deploy highly differentiated IP-based communications services on the BroadWorks platform. Xtended is premised on three operating principles:
•	Expanding familiarity with web services APIs. The powerful RESTful Xtended Services Interface, or Xsi, exposes the BroadWorks platform to other applications;

•	Maintaining community. An innovative developer community driven by the Xtended developer program is created; and

•	Promoting commerce. The Xtended Marketplace allows developers to monetize their applications by enabling end-users of BroadSoft-powered networks to directly browse and purchase their applications through online Application Stores, most often from their service providers.
     While Xtended is still at an early stage of market acceptance, we hope that the applications that will be made available in the Xtended Marketplace will increase functionality for subscribers, which will in turn make them more likely to maintain their subscriptions with our customers.
Technology
     We have invested significant time and financial resources into the development of our suite of product offerings. Our code base comprises over three million lines of software code refined over 11 years and 17 major releases. While the predominant industry approach has been to use proprietary standards, which greatly limits interoperability, our technology strategy is to adopt and extend leading open standards with the objectives of providing the widest level of interoperability in the industry. Our products implement a diverse set of industry protocols such as SIP, DIAMETER, SNMP, SOAP and RESTful-based interfaces, allowing for the successful penetration of the service provider market across different types of architectures, access types and infrastructures.
     BroadWorks’ technology consists of software-based server functions and software clients designed for scalability and performance. Our server functions provide a number of discrete capabilities, including call control and signaling, media processing and provisioning interfaces to back office infrastructure. Our software clients run on a variety of CPE devices, including PCs, mobile devices and conferencing equipment. Our open interfaces allow service providers to quickly and easily integrate the servers with back office systems, web portals and network infrastructure and also permits them to deploy applications that complement the functionality of the servers. Because the BroadWorks solution reaches the service provider’s subscribers, we believe that this end-to-end integration is critical to ensure that the usability, look and feel of the service offering is superior.
The key elements of our technology are:
•	SIP. We believe that we have the industry’s most customer-tested and fully functioned SIP stack. Because we developed the software ourselves, we can rapidly customize it and resolve any related issues. We have developed SIP extensions for many advanced PBX functions such as advanced call control and bridged line appearances. Our SIP stack provides programmable controls on a per-device basis to allow for maximum compatibility and interoperability. We have achieved full interoperability with over 450 SIP-based devices and applications. We have validated our stack and deployed it with leading IMS core network vendors.

•	Java-based. BroadWorks is one of the first real-time Java-based applications in the telecommunications industry. Java allows for rapid software development with better quality than traditional programming languages such as C/C++, without reliance on third-party service delivery platforms. We manage all of the BroadWorks software source code with the exception of the database technology, which is provided by Oracle. We leverage open source software, when appropriate, for swift time-to-market and reduced research and development expenses.

•	Call control. We have developed a patented architecture for service definition, service execution, interface abstraction, event routing and service precedence. This provides an extensible pattern for creating and adding new services and/or interfaces without an impact on existing functionality. Interfaces are abstracted so that services can be written to work with any protocol. This approach yields a product that we believe is easier to test and consequently has fewer defects as evidenced by current support for over 150 services. BroadSoft has evolved the service operating system to natively support the IMS call model.

•	Geographic redundancy. We have designed a geographic redundancy solution tailored for call control that requires no special software and uses standard IP networking configurations with standard IP addressing. This solution supports seamless failover for server outages and IP networking issues. It also allows for placement of servers in any geography without distance limitations. The solution is supported by leading IMS core network vendors and session border controller vendors. Our solution has proven greater than 99.999% reliability with over five years of historical data.

•	Common OAMP platform. BroadWorks has a common management container for all BroadSoft servers, providing consistent functions for operations, administration, management and provisioning, or OAMP. It supports identical carrier grade management interfaces on all servers and includes functions for command line interfaces, alarms, statistics, configuration, charging, security and provisioning. It is fully tested and validated with leading carrier network management systems and customer care systems and proven carrier grade in over 50 Tier 1 telecommunications service providers. It works on standard servers as well as virtualized servers.

•	Media resource framework. We have developed a completely software-based media resource framework for dual-tone multi-frequency detection, media playback, recording, conferencing and repeating. The framework supports all de facto standard audio and video codecs. It supports the Internet Engineering Task Force, or IETF, and the 3rd Generation Partnership Project, or 3GPP, standard protocols, including the standard format for specifying interactive voice dialogues between a human and a computer (VoiceXML) and call control extensible markup language, or CCXML, which provides telephony support to VoiceXML. The framework can be integrated with all leading voice recognition and text-to-speech engines. Using an exclusively software-based technology has allowed us to offer a very high capacity media server using low-cost, off-the-shelf hardware platforms. We developed the media server framework internally using open source software. We believe that it not only provides us with a technical advantage over our competition, but also a strong commercial advantage since we can bundle this technology with BroadWorks.
Global Support Services
     Providing a broad range of professional support services is an integral part of our business model. We offer services designed to deliver comprehensive support to our service provider customers and distribution partners through every stage of product deployment. Our services can be categorized as follows:

•	Pre-sales support. Our worldwide sales engineering group works with our direct sales force to provide demonstrations, architecture consulting, interoperability testing and related services in connection with product sales opportunities to establish the capability, functionality, scalability and interoperability of our software with a service provider’s network.

•	Professional services. Our professional services group provides installation services, such as planning, consulting and staging of software on the customer’s hardware, as well as installation and network integration services, project management and remote upgrades. We also offer our customers the option of longer-term engagements in the form of “resident engineering” services. In addition, we offer a full suite of consulting services including network planning, network architecture definition, back office consulting and solution verification.

•	Global operations centers. We maintain operations centers around the world to provide our customers with product life-cycle services, such as platform support and maintenance services. Members of our technical assistance center and regional project management and professional services teams provide remote assistance to customers via these locations and our in-depth web support portal, including periodic updates for our software products, and product documentation. To respond to our customers’ needs, our technical assistance personnel are available 24 hours a day, seven days a week and accessible by phone, e-mail and, when required, on-site via a professional services engagement.

•	Training. We offer an array of training services to our customers, which include systems administration, provisioning and advanced diagnostic courses. We present these courses regularly at our regional centers and headquarters and we also can deliver versions of the courses at customer sites. We also offer product and feature training via streaming video courses, which we refer to as our eLearning offerings, as well as a full product certification program that is available through our BroadSoft University website.

•	Market acceleration. Our go-to-market consultants help service providers prepare to launch, market and sell their service offerings to their end-users. We generally seek to help them by providing a best-practice framework and resources such as templates, marketing workshops and planning guides, to accelerate the launch and development of our applications to their network subscribers.
     We believe our commitment to providing high-quality services to our customers provides us with a competitive advantage by helping us to retain customers and to identify new revenue opportunities.
Sales and Marketing
     We market and sell our products and services directly, through our internal sales force, and indirectly, through our distribution partners, such as VARs and system integrators. For the years ended December 31, 2010, 2009 and 2008, approximately 70%, 63%and 60%, respectively, of our revenue was generated through direct sales, and 30%, 37% and 40%, respectively, was generated indirectly through distribution partners.
     Direct sales. Our direct sales team sells our products and services to service providers worldwide and supports the sales efforts of our various distribution partners. We have sales and sales support employees in 17 countries supporting our customers and distribution partners in more than 65 countries.
     Distribution partners. In an effort to acquire new customers, we sometimes enter into non-exclusive distribution or reseller agreements with distribution partners, such as VARs and system integrators. We predominantly engage with a distribution partner in connection with marketing to international service providers. Our agreements with our distribution partners typically have a duration of one to two years and provide for a full spectrum of sales and marketing services, product implementation services, technical and training support and warranty protection. These agreements generally do not contain minimum sales requirements and we ordinarily do not offer contractual rights of return or price protection to our distribution partners. As of December 31, 2010, we had approximately 55 distribution partners. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators. We may seek to selectively add distribution partners, particularly in additional countries outside the United States, to complement or expand our business.
     Marketing and product management. Our marketing and product management teams focus their marketing efforts on increasing our company and brand awareness, heightening product awareness and specifying our competitive advantages, as well as generating qualified sales leads from existing and prospective customers. As part of marketing our products and services, we communicate enhancements and new capabilities, convey reference solutions that we develop with our partners and announce successful end-user market offerings jointly with our service providers. Within our industry, we work to influence next generation service architectures and service provider requirements globally by actively contributing to industry-related standards organizations, conferences, publications and analyst consulting services. Additionally, we work closely with service providers to develop subscriber loyalty and share successful best practices through user conferences, on-site seminars, monthly webinars, social networking campaigns and newsletters.
Customers
     Our products and services have been sold to more than 450 service providers in over 65 countries. These companies have either purchased products and services directly from us or have purchased our software through one of our distribution partners. Our installed customer base includes 16 of the top 25 telecommunications service providers globally. Our customers include fixed-line, mobile, cable and Internet service providers. As a result of the diversity of service providers comprising our customer base, our products are used in a broad array of services, applications, network types and business models worldwide.
Revenue from customers located outside the United States and Canada represented 44% of our total revenue in 2010, 45% of our total revenue in 2009 and 53% of our total revenue in 2008. For the years ended December 31, 2010 and 2009, Verizon accounted for 15% and 10%, respectively, of our total revenue.
Research and Development
Continued investment in research and development is critical to our business. We have assembled a team of engineers primarily engaged in research and development, with expertise in various fields of communications and software development. Our research and development department is responsible for designing, developing and enhancing our software products and performing product testing and quality assurance activities, as well as ensuring the interoperability of our products with third-party hardware and software products. We also validate and produce solution guides for joint reference solutions with our partners that specify infrastructure components and management functions. We employ advanced software development tools, including automated testing, performance and capacity testing, source code control, requirements traceability and defect tracking systems. Research and development expense totaled $19.6 million for 2010, $16.6 million for 2009 and $15.9 million for 2008.
Competition
The market for IP application software is extremely competitive, rapidly evolving and subject to changing technology. We expect competition to persist and intensify in the future. We believe that the principal competitive factors in our industry include product features and performance, interoperability, time required for application deployment, scalability, customer support offerings, customer relationships, partner relationships, pricing and total deployment costs.
Currently, our primary direct competitors consist of established network equipment companies, including Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson, Huawei Technologies Co. Ltd., Metaswitch Networks, Nokia-Siemens Networks B.V., GENBAND Inc. and Sonus Networks, Inc. Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with IP application software that they have developed.
Many of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, many of these companies have longer operating histories and greater brand recognition than we do.
Intellectual Property
Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We have been issued 12 U.S. patents. We have also been issued several foreign patents, all of which are counterparts to certain of the U.S. patents. In addition, we have a total of 21 patent applications pending in the United States, and several foreign patent applications pending. All foreign patent applications are counterparts to certain of the U.S. patents or patent applications. Our registered trademarks in the United States include BroadSoft, BroadWorks, the BroadSoft logo and Innovation Calling. BroadSoft and BroadWorks are also registered trademarks in the European Community and a number of other countries throughout the world. We also have pending trademark applications in the United States for, among others, BroadSoft Xchange, BroadSoft Xcelerate, PacketSmart, MobileMxD and BroadCloud.
In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, consultants, customers and vendors, and our software is protected by U.S. and international copyright laws. We also incorporate a number of third-party software programs into our products, including BroadWorks, pursuant to license agreements. Our software is not substantially dependent on any third-party software, with the exception of database technology that is provided by Oracle pursuant to a license agreement expiring in 2012, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe that our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.
We may not receive competitive advantages from the rights granted under our patent and other intellectual property rights. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights.

We license our software to customers pursuant to agreements that impose restrictions on the customers’ ability to use the software, including prohibitions on reverse engineering and limitations on the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Our employees and consultants may not comply with the terms of these agreements and we may not be able to adequately enforce our rights against these non-compliant parties.
Employees
As of December 31, 2010, we had 372 employees, 139 of whom were primarily engaged in research and development, 105 of whom were primarily engaged in sales and marketing, 84 of whom were primarily engaged in providing implementation and professional support services and 44 of whom were primarily engaged in administration and finance. A majority of these employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Our Corporate Information
Our principal executive office is located at 9737 Washingtonian Boulevard, Suite 350, Gaithersburg, Maryland 20878 and our telephone number is (301) 977-9440. Our website address is www.broadsoft.com.
Item 1A. Risk Factors
Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business
We are substantially dependent upon the commercial success of one product, BroadWorks. If the market for BroadWorks does not develop as we anticipate, our revenue may decline or fail to grow, which would adversely affect our operating results and financial condition.
     Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During 2010, 2009 and 2008, BroadWorks licenses and related services represented 86%, 82% and 97% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
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
     On October 22, 2010, we were named as a defendant in a lawsuit brought by EON Corp. IP Holdings, LLC in the United States District Court for the Eastern District of Texas. The lawsuit seeks unspecified damages for alleged infringement of a patent. We intend to defend this lawsuit vigorously, but we cannot be certain of any particular outcome and an adverse outcome in this lawsuit could have a material adverse effect on our business. As a public company, we believe that we may become increasingly subject to third-party infringement claims.
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
     For the years ended December 31, 2010 and 2009, Verizon Corporate Services Group Inc., or Verizon, accounted for approximately 15% and 10%, respectively, of our total revenue. Additionally, Ericsson AB, one of our distribution partners, and its controlled entities, which we refer to collectively as Ericsson, accounted for approximately 9%, 11% and 17% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Accordingly, as a result of the current significance of both Verizon and Ericsson to our business, the loss of either Verizon as a customer or Ericsson as a distribution partner could have a material adverse effect on our results of operations. In addition, under our agreements with Verizon and Ericsson, neither party is required to purchase any minimum amount of our products or services. Furthermore, because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners, or if we suffer a substantial reduction in orders from one or more of these customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
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
     We have incurred significant losses since inception and, as of December 31, 2010, we had an accumulated deficit of $88.5 million. Although we were profitable for the first time in 2010, we incurred net losses in each fiscal year prior to 2010 from inception and we may not be profitable in the future. Our recent net losses were $7.8 million for 2009 and $11.2 million for 2008. In addition, we expect our expenses to grow in the future, including an increase in our internal and external financial, accounting and legal expenses resulting from operating as a public company. If our revenue does not grow to offset these increased expenses, we may not be able to achieve or maintain profitability. Further, our historical revenue and expense trends may not be indicative of our future performance. In fact, in the future we may not experience any growth in our revenue or our revenue could decline. If any of these occur, our stock price could decline materially.
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
     Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. In 2010, 2009 and 2008, our research and development expenses were $19.6 million, or 20.5% of our total revenue, $16.6 million, or 24.1% of our total revenue, and $15.9 million, or 25.7% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline
     Furthermore, because our products are based on complex technology, we can experience unanticipated delays in developing, improving or deploying them. Each phase in the development of our products presents serious risks of failure, rework or delay, any one of which could impact the timing and cost effective development of such product and could jeopardize customer acceptance of the product. Intensive software testing and validation are critical to the timely introduction of enhancements to several of our products and schedule delays sometimes occur in the final validation phase. Unexpected intellectual property disputes, failure of critical design elements and a variety of other execution risks may also delay or even prevent the introduction of these products. In addition, the introduction of new products by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, customers may purchase solutions from our competitors and we may be unable to sell our products in the marketplace and generate revenue, which would likely have a material adverse effect on our financial condition, results of operations or cash flows.
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
     We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:
•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, such as our acquisitions of Packet Island, Inc., or Packet Island and Casabi, Inc., or Casabi;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.
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
We have made a number of acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.
     As part of our growth strategy, we have made a number of acquisitions, most recently Packet Island and Casabi. In October 2009, we acquired Packet Island, a software as a service, or SaaS, provider of service-based quality of experience assessment and monitoring tools for IP-based voice and video networks and services, which represents a complementary product offering for us. Our acquisition of Casabi in October 2010, a provider of cloud-based personalized content and messaging applications, expands our SaaS offerings. Whether we realize the anticipated benefits from these transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.
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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements is a costly and time-consuming effort that needs to be re-evaluated frequently. Although we believe we have effective internal controls, we may in the future have material weaknesses in our internal financial and accounting controls and procedures.
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
     The worldwide markets for our products and services are highly competitive and continually evolving and we expect competition from both established and new companies to increase. Our primary competitors include companies such as Alcatel-Lucent SA, Avaya Inc., Cisco Systems, Inc., Ericsson, Huawei Technologies Co., Ltd., Metaswitch Networks, Nokia-Siemens Networks B.V., GENBAND Inc. and Sonus Networks, Inc. Many of our existing and potential competitors have substantially greater financial, technical, marketing, intellectual property and distribution resources than we have. Their resources may enable them to develop superior products, or they could aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. In addition, our customers could also begin using open source software, such as Asterisk, which is incorporated in the products of Digium, Inc., as an alternative to BroadWorks. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, or if a significant number of our customers use open source software as an alternative to BroadWorks, we may then need to lower the prices of our products and services change our pricing models, or offer other favorable terms to compete successfully, which would reduce our margins and adversely affect our operating results.
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
     We market, license and service our products globally and have a number of offices around the world. During the years ended December 31, 2010, 2009 and 2008, 46%, 48% and 55% of our revenue, respectively, was attributable to our international customers. As of December 31, 2010, approximately 37% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
     The reduction in or loss of sales by these distribution partners could materially reduce our revenue. For example, Ericsson accounted for approximately 9%, 11% and 17% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. If we fail to maintain relationships with our distribution partners, fail to develop new relationships with other distribution partners in new markets, fail to manage, train or incentivize existing distribution partners effectively, fail to provide distribution partners with competitive products on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
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
     Prior to our IPO, there was no public market for our common stock and an active trading market may not be sustained. Our stock price may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:
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
     In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Since our IPO, our common stock has traded at prices ranging from $7.34 to $41.96. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
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
     As of February 28, 2011, our executive officers, directors, principal stockholders and their respective affiliates beneficially owned or controlled an aggregate of approximately 25% of our outstanding common stock. Accordingly, these stockholders, if they were to act together, would have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions and they may in some instances exercise this influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.
Our management might apply our available capital resources in ways that do not increase the value of your investment.
     We intend to use our available capital resources, including remaining net proceeds from our initial public offering and recently completed follow-on offering, for working capital and general corporate purposes, including expanding our development, operations, marketing and sales departments. We may also use a portion of these resources for the future acquisition of, or investment in, complementary businesses, products or technologies. Our management has broad discretion as to the use of these resources and you will be relying on the judgment of our management regarding the application of these resources. We might apply these resources in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these resources in a manner that does not yield a significant return, if any, on our investment of these resources, it would adversely affect the market price of our common stock.
The market price of our common stock could drop substantially if a significant number of shares of our common stock are sold into the market.
     If our existing stockholders sell, or indicate an intent to sell, a significant number of shares of our common stock in the public market, the trading price of our common stock could decline significantly and could decline below the price you paid for your shares. As of December 31, 2010, we had outstanding 25,463,545 shares of common stock. Of these shares, 12,773,508 shares of common stock are freely tradable, without restriction, in the public market. An additional 487,799 shares are held by employees that, pursuant to our insider trading window policy, will be restricted from public sale until approximately March 10, 2011. An additional 12,202,238 shares will be eligible for sale in the public market, subject to certain legal and contractual limitations, following the expiration of the lock-up agreements or obligations pertaining to our recently completed follow-on offering which we presently expect to expire on March 25, 2011.
     As of December 31, 2010, we had outstanding options to purchase 2,854,949 shares and unvested RSUs covering 283,040 shares under our equity incentive plans. Of these, 761,130 shares subject to outstanding options and 13,752 shares issuable upon the vesting of outstanding RSUs will be vested and eligible for sale in the public market in accordance with our insider trading window policy, subject to legal and contractual limitations, beginning on March 10, 2011. After the lock-up agreements pertaining to our recently completed follow-on offering expire and based on options and RSUs outstanding as of December 31, 2010, an additional 1,245,314 shares subject to outstanding options and 59,723 shares issuable upon the vesting of outstanding RSUs will be vested and eligible for sale in the public market beginning March 25, 2011. The remaining shares subject to outstanding options and RSUs will be eligible for sale in the public market from time to time following the vesting of these awards. Finally, from time to time, the additional shares reserved for future issuance under our equity incentive plans will also become eligible for sale in the public market, subject to the grant and vesting of these awards and certain other legal and contractual limitations.
     Additionally, Goldman, Sachs & Co. may, in its sole discretion, permit our officers, directors, employees and current stockholders to sell shares, including shares issuable upon the exercise of vested options and RSUs, prior to the expiration of the lock-up agreements entered into by such persons in connection with our recently completed follow-on offering.

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
     Our certificate of incorporation and bylaws include provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors with three-year staggered terms, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us in certain circumstances. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. These provisions could discourage potential acquisition proposals or could delay, deter or prevent a change in control, including transactions that may be in the best interests of our stockholders. Additionally, these provisions could limit the price certain investors might be willing to pay for our common stock.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our principal offices occupy approximately 30,000 square feet of leased office space in Gaithersburg, Maryland which we lease pursuant to a sublease with a sublessor. We also maintain sales, development or technical assistance offices in Cupertino, California; Campbell, California; Richardson, Texas; Belfast, Northern Ireland, United Kingdom; Chennai, India; Madrid, Spain; Montreal, Canada; Paris, France; Seoul, South Korea; and Sydney, Australia.
Item 3. Legal Proceedings
     From time to time, we are subject to litigation and claims arising in the ordinary course of business. On October 22, 2010, we were named as a defendant in a lawsuit filed by EON Corp. IP Holdings, LLC. The lawsuit seeks unspecified damages for alleged infringement of a patent. While we intend to defend ourselves vigorously, we cannot be certain of any particular outcome and an adverse outcome in this lawsuit could have a material adverse effect on our business. We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The software and communications infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various additional legal proceedings from time to time.
Item 4. Removed and Reserved
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
     Our common stock has been listed on the NASDAQ Global Market under the symbol “BSFT” since our initial public offering on June 16, 2010. Prior to that time, there was no public market for our common stock.
     The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the NASDAQ Global Market.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	NA	$9.00	$10.42	$27.19
Low	NA	7.83	7.34	8.70
Dividend Policy
     We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.
Stockholders
     As of March 2, 2011, there were approximately 163 registered stockholder of record of our common stock.
Stock Performance Graph
     The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 16, 2010 (the date of our initial public offering) and December 31, 2010, with the comparative cumulative total return of such amount on (i) the NASDAQ Telecommunications Index and (ii) the NASDAQ Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The graph assumes our closing sales price on June 16, 2010 of $8.30 per share as the initial value of our common stock.
     The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the NASDAQ Stock Market, Inc., a financial data provider and a source believed to be reliable. The NASDAQ Stock Market, Inc. is not responsible for any errors or omissions in such information.

     The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.
Use of Proceeds from Public Offering of Common Stock
     In June 2010, we completed the initial public offering of shares of our common stock. We raised a total of $45.5 million in gross proceeds from the initial public offering, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million. We intend to use the net proceeds from these offerings for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures.
Recent Sale of Unregistered Securities
     None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.

Item 6. Selected Consolidated Financial Data
     You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.
     We derived the consolidated financial data for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 from audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future periods.
Statement of Operations Data:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Revenue:
Licenses	$53,302	$37,942	$40,121	$46,328	$28,280
Maintenance and professional services	42,321	30,945	21,708	15,272	8,559

Total revenue	95,623	68,887	61,829	61,600	36,839

Cost of revenue:
Licenses (1)	4,879	4,432	4,404	4,899	5,012
Maintenance and professional services (1)	14,369	12,142	8,649	7,270	3,471
Amortization of intangibles	794	800	414	400	400

Total cost of revenue	20,042	17,374	13,467	12,569	8,883

Gross profit	75,581	51,513	48,362	49,031	27,956

Operating expenses:
Sales and marketing (1)	31,818	28,534	30,774	26,431	19,234
Research and development (1)	19,616	16,625	15,876	12,763	11,568
General and administrative (1)	14,103	11,405	12,074	10,295	5,849

Total operating expenses	65,537	56,564	58,724	49,489	36,651

Income (loss) from operations	10,044	(5,051)	(10,362)	(458)	(8,695)

Other expense (income), net:	883	1,469	(78)	279	(204)

Income (loss) before income taxes	9,161	(6,520)	(10,284)	(737)	(8,491)
Provision for income taxes	1,169	1,333	952	1,021	515

Net income (loss)	7,992	(7,853)	(11,236)	(1,758)	(9,006)

Net income (loss) attributable to noncontrolling interest	—	(4)	—	(75)	(125)

Net income (loss) attributable to BroadSoft, Inc.	$7,992	$(7,849)	$(11,236)	$(1,683)	$(8,881)

Net income (loss) per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.49	$(1.25)	$(1.81)	$(0.28)	$(1.60)
Diluted	$0.32	$(1.25)	$(1.81)	$(0.28)	$(1.60)

Weighted average common shares outstanding:
Basic	16,263	6,285	6,208	6,067	5,543
Diluted	24,721	6,285	6,208	6,067	5,543

(1)	Stock-based compensation expense included above:

Cost of revenue	$210	$325	$182	$163	$194
Sales and marketing	882	1,088	856	628	463
Research and development	638	741	456	255	258
General and administrative	1,278	1,475	1,422	622	398

Balance Sheet Data:

	As of December 31,
	2010	2009	2008	2007	2006
			(In thousands)
Cash and cash equivalents	$47,254	$22,869	$14,353	$10,717	$6,554
Working capital	35,268	2,924	5,918	3,200	(7,326)
Total assets	127,356	66,663	55,808	33,167	28,579
Notes payable and bank loans, less current portion	800	14,035	18,838	—	2,412
Total liabilities	74,811	71,277	56,846	28,063	33,905
Total stockholders’ equity (deficit)	52,545	(77,800)	(72,724)	(64,082)	(64,212)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
     We are the leading global provider of software that enables fixed-line, mobile and cable service providers to deliver voice and multimedia services over their IP-based networks. Our software, BroadWorks, enables our service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, IP multimedia communications, such as PBXs, video calling, UC, collaboration and converged mobile and fixed-line services.
     We began selling BroadWorks in 2001. Over 450 service providers, located in more than 65 countries, including 16 of the top 25 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2010, have purchased our software. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors VARs and other distributors.
2010 Public Offerings
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
     In December 2010, we completed a follow-on public offering in which we issued and sold 500,000 shares of our common stock at a public offering price of $22.00 per share. We raised a total of $11.0 million in gross proceeds from the offering, or $9.9 million in net proceeds after deducting underwriting discounts and commissions of $0.6 million and other estimated offering costs of $0.5 million.
Key Financial Highlights
Some of our key financial highlights for the year ended December 31, 2010 include:
•	Total revenue increased by 39%, or $26.7 million, to $95.6 million, compared to $68.9 million for the year ended December 31, 2009;

•	During 2010, deferred revenue increased $19.2 million to $59.3 million, relative to deferred revenue of $40.0 million in 2009;

•	Gross profit and gross margin were $75.6 million and 79%, respectively, compared to $51.5 million and 75%, respectively, in 2009;

•	Operating income increased to $10.0 million, compared to a loss of $5.1 million in 2009;

•	Net income increased to $8.0 million, compared to net loss of $7.8 million in 2009; and

•	Cash provided by operating activities for 2010 was $19.4 million, compared to $10.4 million for 2009.
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
Operating Expenses
     Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 372 employees at December 31, 2010 from 329 employees at December 31, 2009, and we expect to continue to hire new employees to support our anticipated growth.
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
     General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. We expect general and administrative expenses to increase in the foreseeable future but to decrease as a percentage of total revenue as sales grow.
Stock-Based Compensation
     We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For 2010, 2009 and 2008, we recorded stock-based compensation expense of $3.0 million, $3.6 million and $2.9 million, respectively.
     Of the stock-based compensation expense recorded for 2010, $0.4 million related to the vesting of restricted stock units, or RSUs, covering an aggregate of 172,492 shares that were subject to a performance-based vesting condition and that vested in full upon the completion of the IPO.
     Based on stock options and other equity awards outstanding as of December 31, 2010, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $2.2 million over a weighted average period of approximately 1.2 years.
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
Income Tax Expense
     Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. To date, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses, however, because we were profitable for the year ended December 31, 2010, we had to pay alternative minimum taxes.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition
     We follow specific guidance applicable to software companies to determine when revenue should be recognized. We derive substantially all of our revenue from the sale of software licenses and from the sale of maintenance for those licenses and professional services. We generally license our software in combination with maintenance and may also include professional services. We evaluate revenue recognition on a contract-by-contract basis because the terms of each arrangement may vary. The accounting related to license revenue in the software industry is complex and affected by interpretation of rules that are subject to change. As a result, the evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognition. Specifically, we are required to make judgments concerning: whether the fees are fixed or determinable; whether collection of our fees is reasonably assured; whether professional services are essential to the functionality of the related software; and whether we have verifiable objective evidence of the fair value of our software and services.
     For license, maintenance and professional services revenue, our judgment is required to assess the probability of collection, which is generally based on the evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline or if the financial condition of our customers deteriorates, we may be unable to determine that collectability is probable and we could be required to defer the recognition of revenue until we receive payment.
     In accordance with software revenue recognition guidance, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, acceptance is received, if applicable, the amount of fees to be paid by the customer are fixed or determinable and collectability is probable and VSOE of fair value exists for all undelivered elements. We generally do not license software on a stand-alone basis. Therefore, allocation of fees to the software component of multiple element arrangements is determined using the residual method. If we are unable to determine VSOE for any undelivered element included within an arrangement, we defer revenue recognition until all elements for which we could not determine VSOE have been delivered.
License Revenue
     We sell software licenses to service providers through our direct sales force and indirectly through distribution partners.
     For direct sales, we generally consider a purchase order or executed sales quote, when combined with a master license agreement, to constitute evidence of an arrangement. In the case of sales through distribution partners, we generally consider a purchase order or executed sales quote, when combined with a reseller or similar agreement with the distribution partner, and evidence of the distribution partner’s customer, to constitute evidence of an arrangement. For sales through distribution partners for which we are not able to ascertain proof of the distribution partner’s customer, we defer revenue until we are able to do so.
     We consider delivery to have occurred when the customer is given electronic access to the licensed software and a license key for the software has been delivered or made available. Instances in which all ordered software features are not delivered are considered to be partial deliveries. Since we cannot determine VSOE of an undelivered software feature in the case of a partial delivery, we defer revenue recognition on all elements of such order until delivery for all ordered software features is complete.
     Acceptance of our licensed software generally occurs upon delivery. From time to time, we have agreed with certain customers to a specific set of acceptance criteria. In such cases, we defer revenue until these acceptance criteria have been met.
     Our sales generally consist of multiple elements: software licenses; maintenance and professional services. We calculate the amount of revenue allocated to the software license by determining the fair value of the undelivered elements, which often are maintenance and professional services, and subtracting it from the total order amount. We establish VSOE of the fair value of maintenance based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. Our VSOE for professional services is determined based on an analysis of our historical daily rates when these services are sold separately from the software license.
     The warranty period for our licensed software is generally 90 days. During this period, the customer receives technical support and has the right to unspecified product upgrades on an if-and-when available basis. For these periods, we defer a portion of the license fee and recognize it ratably over the warranty period.
     Our license revenue is subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition. We do not believe revenue to be the only meaningful measure of our level of sales activity during the periods reported because of the impact of software license orders for these periods that were not yet recognized as revenue and therefore were recorded as deferred license revenue. Our deferred license revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria. As a result, we cannot forecast whether these historical trends in recognized license revenue, and corresponding increases in deferred license revenue, will continue.
     As of December 31, 2010, our deferred license revenue balance was $25.6 million, the current portion of which was $25.4 million.
Maintenance and Professional Services Revenue
     We typically sell software in combination with maintenance. Maintenance is generally renewable annually at the option of the customer. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the arrangement with the customer. Maintenance revenue is recognized ratably over the maintenance period, assuming all other criteria of revenue recognition have been met.
     Revenue from professional services is recognized as services are performed. Professional services are not considered essential to the functionality of the licensed software.
     As of December 31, 2010, our deferred maintenance and professional services revenue balance was $33.6 million, the current portion of which was $32.0 million.
Software Development Costs
     Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development expense. Software development costs incurred subsequent to the establishment of technological feasibility, if any, are capitalized until the software is available for general release to customers. For each software release, judgment is required to evaluate when technological feasibility has occurred. Historically, we have determined that technological feasibility has been established at approximately the same time as our general release of such software to customers. Therefore, to date, we have not capitalized any software development costs.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that is maintained for estimated losses that would result from the inability of some customers to make payments as they become due. The allowance is based on an analysis of past due amounts and ongoing credit evaluations. Customers are generally evaluated for creditworthiness through a credit review process at the time of each order. Our collection experience has been consistent with our estimates.

Business Combinations
     In a business combination, we allocate the purchase price to the acquired business’ identifiable assets and liabilities at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. The excess, if any, of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred is recognized as a gain within other income in the consolidated statement of operations as of the acquisition date.
     To date, the assets acquired and liabilities assumed in our business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. The carrying value of acquired working capital is assumed to be equal to its fair value, given the short-term nature of these assets and liabilities. We estimate the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible assets, which include revenue, operating expenses and taxes.
Goodwill
     Goodwill represents the excess of: (a) the aggregate of the fair value of consideration transferred in a business combination, over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests as described below.
     We test goodwill for impairment annually on December 31, or more frequently if events or changes in business circumstances indicate the asset might be impaired. Examples of such events or circumstances include the following:
•	a significant adverse change in our business climate;

•	unanticipated competition;

•	a loss of key personnel;

•	a more likely than not expectation that a significant portion of our business will be sold; or

•	the testing for recoverability of a significant asset group within the reporting unit.
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is required to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the purchase price were being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the consolidated statement of operations in the period the determination is made.
     We have determined that we have one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of our annual goodwill impairment testing in 2010, 2009 and 2008, the fair value of the company exceeded its book value by a substantial margin. Therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Intangible Assets
     We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our useful life estimates attributed to any of our intangible assets in 2010, 2009 or 2008.
     The estimated useful lives used in computing amortization of intangible assets are as follows:

Customer relationships	5 — 7 years
Developed technology	4 — 5 years
Non-complete agreement	1 years
Tradenames	4 years
Impairment of Long-Lived Assets
     We review our long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. Typical indicators, but not limited to, that an asset may be impaired include:
•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable assets. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. We did not record an impairment charge as a result of our 2010 and 2008 recoverability measurements of long-lived assets. During the fourth quarter of 2009, we recognized an impairment totaling $0.1 million on the property and equipment held by one of our foreign subsidiaries.
Income Taxes
     We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. This method requires an asset and liability approach for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred amounts are expected to be settled or realized.
     We currently have significant deferred tax assets, primarily resulting from net operating loss carry-forwards. We provide for a full valuation allowance of approximately $33.5 million against our net deferred tax assets. We weigh the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite our profitability in the fiscal year ended December 31, 2010, we will continue to maintain a full valuation allowance our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. We will continue to evaluate the need for a valuation allowance and may remove the valuation allowance in 2011, which could have an impact to our results of operations.
     We operate in various tax jurisdictions and are subject to audit by various tax authorities. We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on our effective tax rate and results of operations.
Recent Accounting Pronouncements
     Effective January 1, 2010, we adopted new accounting guidance for revenue arrangements with multiple deliverables that are outside of the scope of previous authoritative software revenue recognition guidance. The new accounting guidance provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We concluded the new accounting guidance did not have a material impact on our results of operations, cash flows or financial position during the year ended December 31, 2010, as the guidance applied only to the sale of certain products and services offered by us, which sales were not significant.
     Effective January 1, 2010, we adopted new accounting guidance for revenue recognition for arrangements that include software elements. Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance. We concluded the new accounting guidance did not have a material impact on our results of operations, cash flows or financial position during the year ended December 31, 2010, as the guidance applied only to the sale of certain products offered by us, which sales were not significant.
     Effective January 1, 2010, we adopted new accounting guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, for all interim and year-end reporting periods beginning December 31, 2010, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements (significant unobservable inputs). There were no transfers of assets or liabilities between Levels 1 and 2 of the fair value measurement hierarchy during the year ended December 31, 2010. In conjunction with the IPO, the Series C-1 preferred stock warrants converted to common stock warrants. As a result, we reclassified the Series C-1 preferred stock warrants from Level 3 liabilities to additional paid in capital, or APIC. We will include these additional disclosures, as applicable, in our interim and year-end financial statements in future periods.

Results of Operations
Comparison of the years ended December 31, 2010 and 2009
Revenue

	Year Ended December 31,
	2010		2009
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$53,302	56%	$37,942	55%	$15,360	40%
Maintenance and professional services	42,321	44	30,945	45	11,376	37

Total revenue	$95,623	100%	$68,887	100%	$26,736	39%

Revenue by Geography:
Americas	$57,693	60%	$40,380	59%	$17,313	43%
EMEA	23,617	25	17,969	26	5,648	31
APAC	14,313	15	10,538	15	3,775	36

Total revenue	$95,623	100%	$68,887	100%	$26,736	39%

     Total revenue for 2010 increased by 39%, or $26.7 million, to $95.6 million, compared to the same period in 2009. This growth was driven by a 40% increase in license revenue and a 37% increase in maintenance and professional services revenue. Additionally, deferred revenue grew by $19.2 million for 2010, compared to growth of $18.9 million in 2009. Substantially all of the deferred revenue growth in 2010 was attributable to increased sales of software licenses and related maintenance and professional services.
     Total revenue from the Americas for 2010 increased by 43%, or $17.3 million, to $57.7 million compared to the same period in 2009. The increase in revenue from the Americas for 2010 was due to growth in software license sales and associated maintenance and professional services. Europe, Middle East and Africa, or EMEA, total revenue for 2010 increased by 31%, or $5.6 million, to $23.6 million compared to 2009. The increase in EMEA revenue in 2010 was due to growth in software license sales and associated maintenance and professional services. Asia Pacific, or APAC, total revenue for 2010 increased by 36%, or $3.8 million, to $14.3 million compared to 2009.
License Revenue
     License revenue for 2010 increased by 40%, or $15.4 million, to $53.3 million. Deferred license revenue grew by $6.1 million for 2010, compared to growth of $11.9 million for the same period in 2009. The increase in revenue for 2010 was primarily related to growth in sales of software licenses. This growth was most significant in license sales for enterprise users, particularly our hosted UC and SIP trunking applications. The increase in deferred revenue for 2010 was primarily driven by a number of orders for which there were undelivered elements, incomplete evidence of an arrangement or non-standard payment terms.

Maintenance and Professional Services Revenue
     Maintenance and professional services revenue for 2010 increased by 37%, or $11.4 million, to $42.3 million, compared to the same period in 2009. Deferred maintenance and professional services revenue grew by $13.2 million for 2010, compared to growth of $7.0 million in 2009. The increase in maintenance and professional services revenue was the result of growth in our installed base of customers and licenses, as well as increased demand for our professional services offerings.
Cost of Revenue and Gross Profit

	Year Ended December 31,
	2010		2009
		Percent		Percent
		of		of
		Related		Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$5,673	11%	$5,232	14%	$441	8%
Maintenance and professional services	14,369	34	12,142	39	2,227	18

Total cost of revenue	$20,042	21%	$17,374	25%	$2,668	15%

Gross Profit:
Licenses (1)	$47,629	89%	$32,710	86%	$14,919	46%
Maintenance and professional services	27,952	66	18,803	61	9,149	49

Total gross profit	$75,581	79%	$51,513	75%	$24,068	47%

(1)	Includes amortization of intangibles aggregating $794 and $800 for 2010 and 2009, respectively.
     For 2010, our gross margin increased to 79% during 2010 as compared to 75% in 2009 and our gross profit increased by 47%, or $24.1 million, to $75.6 million. We experienced an increase in both license revenue gross profit and maintenance and professional services revenue gross profit for 2010, primarily due to growth in license revenue and maintenance and professional services revenue relative to the respective cost of revenue.
     For 2010, license gross margin increased to 89% as compared to 86% in 2009 and license gross profit increased by 46% to $47.6 million. License cost of revenue increased by 8%, or $0.4 million, to $5.7 million for 2010. This increase was primarily due to a $0.3 million increase in royalties attributed to the increase in license revenue. The increase in license gross profit and gross margin was driven by revenue growth relative to much lower growth in license cost of revenue. A substantial portion of license cost of sales is fixed expense and therefore does not increase with revenue growth.
     For 2010, maintenance and professional services gross margin increased to 66% as compared to 61% in 2009 and maintenance and professional services gross profit increased by 49% to $28.0 million. Maintenance and professional services cost of revenue increased by 18% to $14.4 million in 2010 as compared to 2009. The increase in maintenance and professional services cost of revenue was primarily due to an increase in personnel and consulting costs allocated to cost of revenue due to an increase in the number of research and development employees and consultants working directly on specific features for certain customers and an increase in professional services personnel. The increase in maintenance and professional services gross profit and gross margin was driven by revenue growth relative to lower growth in maintenance and professional services cost of revenue. This was due to higher utilization of maintenance and professional services resources.
Operating Expenses

	Year Ended December 31,
	2010		2009
		Percent		Percent
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$31,818	33%	$28,534	41%	$3,284	12%
Research and development	19,616	21	16,625	24	2,991	18
General and administrative	14,103	15	11,405	17	2,698	24

Total operating expenses	$65,537	69%	$56,564	82%	$8,973	16%

     Sales and Marketing. Sales and marketing expense increased by 12%, or $3.3 million, to $31.8 million for 2010. The primary driver of this increase was a $2.6 million increase in headcount costs driven by headcount growth and sales commissions related to higher revenues.
     Research and Development. Research and development expense increased by 18%, or $3.0 million, to $19.6 million for 2010. This increase was primarily due to a $2.1 million increase in personnel costs, primarily from an increase in headcount, and a $0.9 million increase in consulting expenses.
     General and Administrative. General and administrative expense increased by 24%, or $2.7 million, to $14.1 million for 2010. This increase was primarily attributable to a $0.6 million increase in personnel costs and an increase of $1.5 million in professional services fees. A significant portion of these increases were attributable to the expenses associated with becoming a public company and acquisition related expenses of $0.2 million.
Income (losses) from Operations
     We had income from operations of $10.0 million for 2010, compared to a loss of $5.1 million in 2009. The increase in income from operations for 2010 was a result of the $24.1 million increase in gross profit, partially offset by a $9.0 million increase in total operating expenses described above.
Other (Income) Expense

	Year Ended December 31,
	2010		2009
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(52)	*	$(39)	*	$(13)	33%
Interest expense	757	1%	1,398	2%	(641)	(46)
Other expense	178	*	110	*	68	62

Total other expense	$883	1%	$1,469	2%	$(586)	(40)%

*	Less than 1%
     Interest income for 2010 was relatively unchanged as compared to 2009. Interest expense decreased by $0.6 million. This decrease was primarily attributable to the voluntary early repayment of the ORIX

Loan in June 2010, which included the recognition of $0.2 million of deferred financing expenses as part of the early repayment. Other expense for 2010 was similarly relatively unchanged as compared to 2009. We do not anticipate incurring significant other (income) expense in the future, because of the conversion of our preferred stock warrants into warrants to purchase common stock in connection with the closing of the IPO, as a result of which, we are no longer required to recognize the change in fair value of such warrants as other (income) expense.
Provision for Income Taxes
     Provision for income taxes was $1.2 million for the year ended December 31, 2010, compared to expense of $1.3 million for the year ended December 31, 2009. The income tax provision relates primarily to foreign taxes and alternative minimum taxes as a result of U.S. based income. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction.
Comparison of the Years Ended December 31, 2009 and 2008
Revenue

	Year Ended December 31,
	2009		2008
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$37,942	55%	$40,121	65%	$(2,179)	(5)%
Maintenance and
professional services	30,945	45	21,708	35	9,237	43

Total revenue	$68,887	100%	$61,829	100%	$7,058	11%

Revenue by Geography:
Americas	$40,380	59%	$32,954	53%	$7,426	23%
EMEA	17,969	26	21,078	34	(3,109)	(15)
APAC	10,538	15	7,797	13	2,741	35

Total revenue	$68,887	100%	$61,829	100%	$7,058	11%

     Total revenue for the year ended December 31, 2009 increased by 11%, or $7.1 million, to $68.9 million, compared to 2008. Additionally, deferred revenue grew by $18.9 million in 2009, compared to growth of $6.5 million in 2008. Substantially all of the deferred revenue growth in 2009 was attributable to increased sales of BroadWorks licenses and related maintenance and professional services.
     Total revenue from the Americas for the year ended December 31, 2009 increased by 23%, or $7.4 million, compared to 2008. Deferred revenue from the Americas grew by $9.6 million in 2009, compared to growth of $5.7 million in 2008. The increase in 2009 revenue was primarily related to the acquisition of M6 and Sylantro in 2008. The growth in deferred revenue was attributable to increased sales of BroadWorks and associated maintenance and professional services. EMEA total revenue decreased by 15%, or $3.1 million, compared to 2008, while EMEA deferred revenue grew by $4.1 million in 2009, compared to a decline of $2.3 million in 2008. The decline in EMEA revenue and the increase in EMEA deferred revenue in 2009 was primarily a result of a shift from indirect sales through distribution partners to direct sales in EMEA, which we believe has lengthened our sales cycles in the region, as well as a small number of large orders received in 2009 for which there were undelivered elements. APAC total revenue increased by 35%, or $2.7 million, compared to 2008. APAC deferred revenue grew by $5.2 million in 2009, compared to growth of $3.1 million in 2008. The increase in APAC revenue was due to both growth in sales of BroadWorks and associated maintenance and professional services and to the acquisition of M6. The increase in APAC deferred revenue was due to sales of BroadWorks and associated maintenance and professional services.
License Revenue
     License revenue for the year ended December 31, 2009 decreased by 5%, or $2.2 million, to $37.9 million. Deferred license revenue grew by $11.9 million for the year ended December 31, 2009, compared to growth of $2.2 million in 2008. The increase in deferred revenue in 2009 was primarily driven by a number of large orders for which there were undelivered elements. As a result, license revenue as a percent of total revenue decreased from 65% to 55%. Additionally, the change in license revenue during 2009 includes a $3.9 million increase related to M6 and Sylantro due to their inclusion in our results of operations for the full year of 2009.
Maintenance and Professional Services Revenue
     Maintenance and professional services revenue for the year ended December 31, 2009 increased by 43%, or $9.2 million, to $30.9 million. Deferred maintenance and professional services revenue grew by $7.0 million in 2009, compared to growth of $4.3 million in 2008. The increase in maintenance and professional services revenue was the result of growth in our installed base of customers and licenses, including a $6.8 million increase in maintenance and professional services revenue from the inclusion of the results of M6 and Sylantro in our results of operations for the full year of 2009.
Cost of Revenue and Gross Profit

	Year Ended December 31,
	2009		2008
		Percent		Percent
		of		of
		Related		Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$5,232	14%	$4,818	12%	$414	9%
Maintenance and professional services	12,142	39	8,649	40	3,493	40

Total cost of revenue	$17,374	25%	$13,467	22%	$3,907	29%

Gross Profit:
Licenses (1)	$32,710	86%	$35,303	88%	$(2,593)	(7)%
Maintenance and professional services	18,803	61	13,059	60	5,744	44

Total gross profit	$51,513	75%	$48,362	78%	$3,151	7%

(1)	Includes amortization of intangibles aggregating $800 and $414 for 2009 and 2008, respectively.
     For the year ended December 31, 2009, our gross profit increased by 7%, or $3.2 million, to $51.5 million. Gross margin declined from 78% to 75% from 2008 to 2009. The decrease in total gross margin from 2008 to 2009 was primarily a result of growth in deferred license revenue, for which no corresponding expenses were deferred.
     During 2009, license cost of revenue increased by 9% to $5.2 million. This increase was primarily due to an increase in amortization of intangibles, primarily as a result of our acquisition of Sylantro. Given this increase and the reduction in license revenue, and the proportional increase in deferred revenue, our license gross profit declined by 7% to $32.7 million, with a corresponding decline in gross margin from 88% to 86%, for 2009.
     Maintenance and professional services cost of revenue increased by 40%, or $3.5 million, during 2009. The increase in maintenance and professional services cost of revenue was primarily due to a $1.8 million increase in personnel costs as a result of the Sylantro and M6 acquisitions, a $0.9 million increase in royalties for third-party software maintenance, and a $1.4 million growth in personnel costs allocated to cost of revenue due to an increase in the number of research and development employees working directly on specific features for certain customers, partially offset by a $0.7 million decrease in third-party consulting expenses. Maintenance and professional services gross profit increased by 44% to $18.8 million, with a corresponding increase in gross margin from 60% to 61%, for 2009.
Operating Expenses

	Year Ended December 31,
	2009		2008
		Percent		Percent
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$28,534	41%	$30,774	50%	$(2,240)	(7)%
Research and development	16,625	24	15,876	26	749	5
General and administrative	11,405	17	12,074	20	(669)	(6)

Total operating expenses	$56,564	82%	$58,724	96%	$(2,160)	(4)%

     Sales and Marketing. Sales and marketing expense decreased by 7%, or $2.2 million, during the year ended December 31, 2009. The decrease was primarily due to a $1.1 million reduction in marketing programs and a $1.0 million decrease in travel expenses, as a result of cost control measures implemented in response to the economic downturn in late 2008 and 2009.
     Research and Development. Research and development expense increased by 5%, or $0.7 million, during the year ended December 31, 2009. This increase was primarily due to a $1.4 million increase in personnel costs, primarily resulting from an increase in research and development headcount, and a $0.3 million increase in stock-based compensation expense, partially offset by a $1.4 million decrease in personnel costs that were allocated to cost of revenue as a result of an increase in the number of research and development employees working directly on specific features for certain customers. Our number of full-time research and development employees increased from 91 at December 31, 2008 to 115 at December 31, 2009 as we continued to invest in research and development.
     General and Administrative. General and administrative expense decreased by 6%, or $0.7 million, during the year ended December 31, 2009. This decrease was primarily attributable to a $0.6 million reduction in outside consulting expenses during 2009, as part of our cost control measures.
Loss from Operations
     We incurred a loss from operations of $5.1 million for the year ended December 31, 2009, compared to a loss from operations of $10.4 million in 2008. The decrease in loss from operations is a result of the $3.2 million increase in gross profit and the $2.2 million decrease in total operating expenses described above.

Other Expense (Income)

	Year Ended December 31,
	2009		2008
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(39)	*	$(173)	*	$134	(77)%
Interest expense	1,398	2%	521	1%	877	168
Other expense (income)	110	*	(426)	(1)%	536	NM

Total other expense (income)	$1,469	2%	$(78)	*	$1,547	NM

*	Less than 1%

NM=Not meaningful
     The decrease in interest income for the year ended December 31, 2009 was due to lower interest rates earned on borrowings, despite higher cash balances during 2009. Interest expense increased 168%, or $0.9 million, for the year ended December 31, 2009 due to interest incurred on the ORIX Loan. We expect interest expense to decrease in future periods as a result of our repayment of all amounts outstanding under the ORIX Loan with a portion of the net proceeds of our IPO.
     Other expense increased mainly due to the increase in the fair value of preferred stock warrants of $0.1 million in 2009 as a result of the increase in the estimated fair value of the company as of December 31, 2009 compared to other income of $0.4 million in 2008 as a result of the decrease in the estimated fair value of the company as of December 31, 2008. Upon the completion of this offering, all outstanding shares of our convertible preferred stock will automatically convert to common stock and our results of operations will no longer be impacted by these warrants.
Provision for Income Taxes
     Provision for income tax was $1.3 million for the year ended December 31, 2009, compared to $1.0 million in 2008. The income tax provision relates primarily to foreign taxes. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. We also incurred an income tax expense of $0.1 million in 2009 related to the sale of a subsidiary. The tax rate was negative for each year, which is primarily due to historical losses in the United States, for which we have continued to record a full valuation against our U.S. deferred taxes.
Liquidity and Capital Resources
Resources
     Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from growth in revenue and deferred revenue. In June 2010, we completed our IPO through which we raised net proceeds of $40.0 million. In December 2010, we completed our follow-on offering through which we raised net proceeds of $9.9 million.
     Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into common stock. In connection with the closing of the IPO, in June 2010, we used $4.2 million of the net proceeds from the IPO to redeem and subsequently cancel all outstanding shares of our Series A redeemable preferred stock (an additional $0.1 million was paid subsequent to June 30, 2010). Also in June 2010, we used approximately $14.3 million of the net proceeds from the IPO to repay the outstanding balance under the ORIX Loan. As a result of the completion of these offerings, the conversion of our redeemable convertible preferred stock into common stock, the redemption of the Series A redeemable preferred stock and the repayment of the ORIX Loan, we have substantially increased our existing capital resources and reduced our financial commitments.

Cash and Cash Equivalents, Accounts Receivable and Working Capital
     The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands).

	As of December 31,
	2010	2009
Cash and cash equivalents	$47,254	$22,869
Accounts receivable, net	40,491	25,471
Working capital	35,268	2,924

	For the years ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating activities	$19,386	$10,427	$(5,011)
Investing activities	(24,274)	694	(8,776)
Financing activities	29,203	(2,684)	17,597
     Our cash and cash equivalents at December 31, 2010 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.2 million at December 31, 2010 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.
Operating Activities
     For the year ended December 31, 2010, operating activities provided $19.4 million in net cash compared to $10.4 million in 2009. This was primarily as a result of a net income of $8.0 million, a $19.2 million increase in deferred revenue, which was attributable primarily to increased sales of our software, and non-cash items, such as depreciation and amortization of $2.3 million, amortization of software licenses of $1.8 million and stock-based compensation expense of $3.0 million, partially offset by an increase in accounts receivable of $15.0 million.
     For the year ended December 31, 2009, operating activities provided $10.4 million in net cash compared to net cash used in operating activites of $5.0 million in 2008. This was primarily as a result of a net loss of $7.9 million that was offset by an $18.9 million increase in deferred revenue, which was attributable primarily to increased sales of our software, and non-cash items, such as depreciation and amortization of $2.2 million, amortization of software licenses of $1.8 million and stock-based compensation expense of $3.6 million. Cash provided by operating activities was adversely impacted by a $4.1 million increase in accounts receivable resulting from increased sales activity and a $3.5 million decrease in accounts payable and other liabilities primarily due to the payment of liabilities incurred through the acquisition of M6 and Sylantro.
     For the year ended December 31, 2008, net cash used in operating activities was $5.0 million in net cash compared to net cash used in operating activities of $3.7 million in 2007. This was primarily as a result of a net loss of $11.2 million that was partially offset by a $2.5 million increase in deferred revenue (exclusive of deferred revenue acquired through acquisitions) and non-cash items, such as depreciation and amortization of $1.7 million, amortization of software licenses of $2.2 million and stock-based compensation expense of $2.9 million. Cash used in operating activities was adversely impacted by a $1.6 million increase in accounts receivable (exclusive of accounts receivable acquired through acquisitions) resulting from increased sales activity and a $0.7 million decrease in accounts payable.

Investing Activities
     Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.
     In 2010, net cash used in investing activities was $24.3 million, compared to net cash provided by investing activities of $0.7 million in 2009. This increase was attributed to $18.7 million in marketable securities whereby we invested excess cash, a $1.9 million increase in purchases of property and equipment, $0.5 million of which was for leasehold improvements and equipment for new office space.
     For the year ended December 31, 2009, net cash provided by investing activities was $0.7 million, compared to net cash used in investing activities of $8.8 million in 2008. This decrease included $0.8 million of cash received in connection with our acquisition of Packet Island, which we acquired for stock, and the release of restricted cash of $0.7 million, partially offset by the purchase of property and equipment of $0.8 million as compared to loans and financing in 2008.
     For the year ended December 31, 2008, net cash used in investing activities was $8.8 million compared to $1.4 million in 2007. This increase consisted primarily of $6.4 million for the acquisition of third-party software, $1.3 million for the purchases of property and equipment, $0.6 million for new certificates of deposit that are securing letters of credit and $0.5 million for net assets acquired in the acquisitions of M6 and Sylantro.
Financing Activities
     In 2010, net cash provided by financing activities was $29.2 million, compared to net cash used in financing activities of $2.7 million in 2009. This amount consisted primarily of the net proceeds of our IPO of $40.0 million and net proceeds of our follow-on offering of $9.9 million, partially offset by repayment of the ORIX Loan and other loan balances in the aggregate of $16.7 million and the $4.3 million payment for the redemption and subsequent cancellation of all outstanding shares of our Series A redeemable preferred stock.
     For the year ended December 31, 2009, net cash used in financing activities was $2.7 million compared to net cash provided by financing activities of $17.6 million in 2008. The decrease consisted primarily of the repayment of outstanding indebtedness.
     For the year ended December 31, 2008, net cash provided by financing activities was $17.6 million compared to $9.1 million in 2007. The increase consisted primarily of $15.0 million of proceeds from the ORIX Loan and $6.4 million of debt incurred in connection with our purchase of third-party software, partially offset by net debt repayments of $4.0 million.
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
Bank of America Installment Loan
     We have an installment loan with Bank of America, in the original principal amount of $6.4 million, to finance the payment of a one-time license and maintenance fee in connection with our license of certain third party software. The interest rate on the loan is fixed at 4.0%. The loan provides for scheduled quarterly principal repayments of $0.4 million with the final principal payment due on April 1, 2012. As of December 31, 2010, the liability for the installment bank loan was approximately $2.0 million.

Operating and Capital Expenditure Requirements
     We believe the cash generated from operations, our current cash, cash equivalents and short-term and long-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology and enterprise resource planning system. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
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
Contractual Obligations
     We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of December 31, 2010 and periods in which payments are due (in thousands):

	Payments Due by Year
		Less than			More Than 5
	Total	1 year	1 - 3 years	3 - 5 years	years
Operating lease obligations	$8,664	$1,318	$2,323	$2,664	$2,359
Bank of America installment loan	1,970	1,170	800	—	—

Total	$10,634	$2,488	$3,123	$2,664	$2,359

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
     As of December 31, 2010, we had unrecognized tax benefits of $0.6 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2011. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
     As of December 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
     The interest rate is fixed on all outstanding loan balances, so we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents, in addition to a small portion of long-term investments that have a maturity of less than two years. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates.
Foreign Currency Exchange Risk
     With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on December 31, 2010 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of BroadSoft, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BroadSoft, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, during 2009 in accordance with new accounting guidance, the Company changed the manner in which it accounts for noncontrolling interests in subsidiaries.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 7, 2011

BroadSoft, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
	(In thousands, except share
	and per share data)
Assets:
Current assets:
Cash and cash equivalents	$47,254	$22,869
Short-term investments	13,703	—
Accounts receivable, net of allowance for doubtful accounts of $38 and $169 at
December 31, 2010 and December 31, 2009, respectively	40,491	25,471
Other current assets	4,866	4,829

Total current assets	106,314	53,169

Long-term assets:
Property and equipment, net	3,590	1,563
Long-term investments	4,970	—
Restricted cash	972	599
Intangible assets, net	3,709	3,163
Goodwill	6,226	4,728
Other long-term assets	1,575	3,441

Total long-term assets	21,042	13,494

Total assets	$127,356	$66,663

Liabilities, redeemable preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit):
Current liabilities:
Accounts payable and accrued expenses	$12,439	$11,903
Notes payable and bank loans, current portion	1,170	4,536
Deferred revenue, current portion	57,437	33,806

Total current liabilities	71,046	50,245
Notes payable and bank loans	800	14,035
Deferred revenue, net of current portion	1,827	6,241
Other long-term liabilities	1,138	756

Total liabilities	74,811	71,277

Commitments and contingencies (Note 13)
Redeemable preferred stock and redeemable convertible preferred stock:
Series A redeemable preferred stock, par value $0.01 per share; no and 9,000,000 shares authorized, issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	4,320
Redeemable convertible preferred stock, par value $0.01 per share, issuable in series: no and 71,364,939 shares authorized at December 31, 2010 and December 31, 2009, respectively; no and 11,831,481 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	68,866

Total redeemable preferred stock and redeemable convertible preferred stock	—	73,186

Stockholders’ equity (deficit):
BroadSoft, Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 5,000,000 and no shares authorized, at December 31, 2010 and December 31, 2009, respectively; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 and 139,100,000 shares authorized at December 31, 2010 and December 31, 2009, respectively; 25,452,227 and 6,320,110 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	255	63
Additional paid-in capital	142,508	20,340
Accumulated other comprehensive loss	(1,736)	(1,725)
Accumulated deficit	(88,482)	(96,474)

Total BroadSoft, Inc. stockholders’ equity (deficit)	52,545	(77,796)
Noncontrolling interest	—	(4)

Total stockholders’ equity (deficit)	52,545	(77,800)

Total liabilities and stockholders’ equity (deficit)	$127,356	$66,663

The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share data)

	Year ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue:
Licenses	$53,302	$37,942	$40,121
Maintenance and professional services	42,321	30,945	21,708

Total revenue	95,623	68,887	61,829

Cost of revenue:
Licenses	4,879	4,432	4,404
Maintenance and professional services	14,369	12,142	8,649
Amortization of intangibles	794	800	414

Total cost of revenue	20,042	17,374	13,467

Gross profit	75,581	51,513	48,362

Operating expenses:
Sales and marketing	31,818	28,534	30,774
Research and development	19,616	16,625	15,876
General and administrative	14,103	11,405	12,074

Total operating expenses	65,537	56,564	58,724

Income (loss) from operations	10,044	(5,051)	(10,362)

Other expense (income):
Interest income	(52)	(39)	(173)
Interest expense	757	1,398	521
Other expense (income)	178	110	(426)

Total other expense (income)	883	1,469	(78)

Income (loss) before income taxes	9,161	(6,520)	(10,284)
Provision for income taxes	1,169	1,333	952

Net income (loss)	7,992	(7,853)	(11,236)

Net income (loss) attributable to noncontrolling interest	—	(4)	—

Net income (loss) attributable to BroadSoft, Inc.	$7,992	$(7,849)	$(11,236)

Net income (loss) per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.49	$(1.25)	$(1.81)
Diluted	$0.32	$(1.25)	$(1.81)

Weighted average common shares outstanding:
Basic	16,263	6,285	6,208
Diluted	24,721	6,285	6,208

Stock-based compensation expense included above:
Cost of revenue	$210	$325	$182
Sales and marketing	882	1,088	856
Research and development	638	741	456
General and administrative	1,278	1,475	1,422
The accompanying notes are an integral part of these consolidated financial statements

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME
(in thousands)

		BroadSoft, Inc. Stockholders’ Equity (Deficit)
						Accumulated
	Total		Common Stock Par Value			Other
	Stockholders’	Comprehensive	$0.01 Per Share		Additional Paid-in	Comprehensive	Accumulated	Noncontrolling
	Equity (Deficit)	(Loss) Income	Shares	Amount	Capital	Loss	Deficit	Interest
Balance December 31, 2007	$(64,082)		6,146	$62	$13,757	$(512)	$(77,389)	$—
Exercise of stock options and net effect of early exercises	188	—	113	1	187	—	—	—
Stock based compensation expense	2,916	—	—	—	2,916	—	—	—
Fair value of warrants	136	—	—	—	136	—	—	—
Accretion of preferred stock	(400)	—	—	—	(400)	—	—	—
Comprehensive loss:
Net loss	(11,236)	$(11,236)	—	—	—	—	(11,236)	—
Other comprehensive loss:
Foreign currency translation adjustment	(246)	(246)	—	—	—	(246)	—	—

Comprehensive loss	(11,482)	$(11,482)	—	—	—	—	—	—

Balance December 31, 2008	$(72,724)		6,259	$63	$16,596	$(758)	$(88,625)	$—
Exercise of stock options and net effect of early exercises	160	—	61	—	160	—	—
Stock based compensation expense	3,629	—	—	—	3,629	—	—
Accretion of preferred stock	(45)	—	—	—	(45)	—	—
Comprehensive loss:
Net loss	(7,853)	$(7,853)	—	—	—	—	(7,849)	(4)
Other comprehensive loss:
Foreign currency translation adjustment	(967)	(967)	—	—	—	(967)	—	—

Comprehensive loss	(8,820)	$(8,820)	—	—	—	—	—	—

Balance December 31, 2009	$(77,800)		6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)
Issuance of common stock from IPO, net of discounts and issuance costs	39,951		5,048	50	39,901	—	—	—
Issuance of common stock from follow-on offering, net of discounts and issuance costs	9,932		500	5	9,927
Redeemable convertible preferred stock converted to common stock at IPO	68,866		12,962	130	68,736	—	—	—
Reclassification of warrant liability upon IPO	262		—	—	262	—	—	—
Warrant exercise	100		112	1	99	—	—	—
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	241		510	6	235	—	—	—
Sale of shares to noncontrolling interest	4		—	—	—	—	—	4
Stock based compensation expense	3,008		—	—	3,008	—	—	—

Comprehensive loss:
Net income	7,992	$7,992	—	—	—	—	7,992	—
Other comprehensive income:
Unrealized loss on investments	(2)	(2)	—	—	—	(2)	—	—
Foreign currency translation adjustment	(9)	(9)	—	—	—	(9)	—	—

Comprehensive income	7,981	$7,981	—	—	—	—	—	—

Balance December 31, 2010	$52,545		25,452	$255	$142,508	$(1,736)	$(88,482)	$—

The accompanying notes are an integral part of these consolidated financial statements

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$7,992	$(7,853)	$(11,236)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,348	2,209	1,667
Amortization of software licenses	1,820	1,820	2,222
Stock-based compensation expense	3,008	3,629	2,916
Provision (recovery) for doubtful accounts	3	59	(3)
Deferred income taxes	7	24	(72)
Impairment of property and equipment	—	115	—
Other	—	101	—
Change in fair value of preferred stock warrants and accretion of debt discount	(153)	137	(419)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(15,023)	(4,147)	(1,607)
Other current and long-term assets	(463)	(1,004)	(262)
Accounts payable, accrued expenses and other long-term liabilities	630	(3,532)	(679)
Current and long-term deferred revenue	19,217	18,869	2,462

Net cash provided by (used in) operating activities	19,386	10,427	(5,011)

Cash flows from investing activities:
Purchases of property and equipment	(2,630)	(769)	(1,312)
Purchase of intangible assets	—	—	(6,371)
Purchases of intangible assets resulting from contingent consideration	(809)	—	—
Payments for acquisitions, net of cash acquired	(2,191)	806	(494)
Proceeds from sale of subsidiary, net of cash surrendered	—	(51)	—
Purchases of marketable securities	(18,673)	—	—
Change in restricted cash	29	708	(599)

Net cash (used in) provided by investing activities	(24,274)	694	(8,776)

Cash flows from financing activities:
Proceeds from the exercise of stock options	762	69	135
Proceeds from issuance of common stock in connection with Company’s IPO, net of issuance costs	39,951	—	—
Proceeds from issuance of common stock in connection with Company’s follow-on offering, net of issuance costs	9,932	—	—
Proceeds from the exercise of preferred stock warrants	100	—	—
Redemption of Series A redeemable preferred stock	(4,320)	—	—
Taxes paid on vesting of RSUs	(525)	—	—
Notes payable and bank loans — payments	(16,697)	(2,753)	(3,259)
Notes payable and bank loans — advances	—	—	20,721

Net cash provided by (used in) financing activities	29,203	(2,684)	17,597

Effect of exchange rate changes on cash and cash equivalents	70	79	(174)

Net increase in cash and cash equivalents	24,385	8,516	3,636
Cash and cash equivalents, beginning of period	22,869	14,353	10,717

Cash and cash equivalents, end of period	47,254	22,869	14,353

Supplemental disclosures:
Cash paid for interest	$655	$1,451	$517

Cash paid for income taxes	$1,261	$1,977	$1,154

Supplemental schedule of non-cash investing and financing activities:
Series E redeemable convertible preferred stock issued for acquisition	$—	$—	$2,100

Series E-1 redeemable convertible preferred stock issued for acquisition	$—	$1,455	$—

Fair value warrants issued in connection with financing facilities	$—	$—	$136

     The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
1. Nature of Business
     BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is a global provider of software that enables fixed-line, mobile and cable service providers to deliver voice and multimedia services over their Internet protocol-, or IP-, based networks. The Company’s software enables its service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, IP multimedia communications, such as hosted IP private branch exchanges, or PBXs, video calling, unified communications, or UC, collaboration and converged mobile and fixed-line services. The Company’s software, BroadWorks, performs a critical network function by serving as the software element that delivers and coordinates voice, video and messaging communications through a service provider’s IP-based network.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts and results of operations of the Company, its wholly owned subsidiaries and a variable interest entity in for which the Company has determined it is the primary beneficiary. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.
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

Cash Equivalents and Restricted Cash
     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are held in money market accounts. Restricted cash consists primarily of certificates of deposit that are securing letters of credit related to operating leases for office space. The Company had short-term restricted cash of $0.2 million and long-term restricted cash of $1.0 million at December 31, 2010.
Investments in Marketable Securities
     Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale and are carried at fair value, and include these investments on the Company’s balance sheet as either short-term or long-term investments depending on their maturity at the time of purchase. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent changes in the fair value of the investment, reflected in accumulated other comprehensive income, a separate component of stockholders’ equity (deficit). The Company’s primary objective when investing excess cash is preservation of principal.

	As of December 31, 2010
	Contracted	Carrying
	maturity	value
Money market funds	demand	$26,887
U.S. agency notes	12 - 67 days	3,998
Commercial paper	60 - 76 days	2,399

Total cash and cash equivalents		$33,284

U.S. agency notes	166 - 319 days	$2,275
Comercial paper	147 - 319 days	$4,995
Corporate bonds	60 - 319 days	6,433

Total short-term investments		$13,703

U.S. agency notes	136 - 601 days	$1,999
Corporate bonds	382 - 662 days	2,971

Total long-term investments		$4,970

Fair Value Measurements
     The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in thousands)
Assets

Money market funds, U.S. agency notes, commercial paper and certificates of deposit *	$34,458	$34,458	$8,167	$8,167
Short- and long-term investments	18,673	18,673	—	—

Total assets	$53,131	$53,131	$8,167	$8,167

Liabilities
Series C-1 preferred stock warrants	$—	$—	$153	$153

Total liabilities	$—	$—	$153	$153

*	Does not include $14 million of operating cash balances
     The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short term nature. (See Note 10 Borrowings for additional information on fair value of debt.)
     The Company uses a three-tier fair value measurement hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. There were no transfers of assets of liabilities between the levels of the fair value measurement hierarchy during the years ended December 31, 2010 and 2009. The three tiers are defined as follows:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. The following table summarizes the Company’s conclusions reached (in thousands):

	Balance at
	December 31,
	2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,887	$26,887	$—		$—
U.S. agency notes	3,998	—	3,998		—
Commercial paper	2,399	—	2,399		—
Certificates of deposit	1,174	1,174	—		—

Total cash equivalents and certificates of deposit	$34,458	$28,061	$6,397		$—

U.S. agency notes	4,274	—	4,274		—
Commercial paper	4,995	—	4,995		—
Corporate bonds	9,404	—	9,404		—

Total investments	$18,673	$—	$18,673		$—

Total assets	$53,131	$28,061	$25,070	$

	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,568	$7,568	$—	$—
Certificates of deposit	599	599	—	—

Total	$8,167	$8,167	$—	$—

Liabilities:
Series C-1 preferred stock warrants (1)	$153	$—	$—	$153

	$153	$—	$—	$153

(1)	Warrants to purchase Series C-1 redeemable convertible preferred stock are recorded as liabilities within other long-term liabilities in the Company’s December 31, 2009 consolidated balance sheet. Fair value is determined using the Black-Scholes valuation model using the contractual life of the warrant and reasonable assumptions for stock price volatility, expected dividend yield and risk-free interest rates over the remaining contractual life of the warrants. The fair value of the warrants is re-measured each reporting period and changes in fair value are recognized in other income or expense in the Company’s condensed consolidated statement of operations. These warrants were converted to common stock warrants in connection with the IPO in June 2010 and were reclassified to APIC. As such, the Company no longer has Level 3 assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
     The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Series C-1 Preferred
Warrants
Balance at December 31, 2008	$(43)
Total unrealized losses included in earnings	(110)
Transfers out	—

Balance at December 31, 2009	$(153)

Total unrealized losses included in earnings	(109)
Conversion to common stock warrants	262

Balance at December 31, 2010	$—

Assets Measured at Fair Value on a Nonrecurring Basis
     The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During 2010 and 2009, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
Concentration of Credit Risk
     Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company’s cash and cash equivalent accounts may exceed federally insured limits at times. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.
     The following customers represented 10% or more of revenue or accounts receivable:

	Year Ended December 31,			December 31,
	2010	2009	2008	2010	2009
	Revenue			Accounts Receivable
Company A	9%	11%	17%	14%	12%
Company B	15%	10	*	*	*
Company C	*	*	*	*	10%

*	Represented less than 10%
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are derived from sales to customers located in the United States and foreign countries. Each customer is evaluated for creditworthiness through a credit review process at the time of each order. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that is maintained for estimated losses that would result from the inability of some customers to make payments as they become due. The allowance is based on an analysis of past due amounts and ongoing credit evaluations. Collection experience has been consistent with the Company’s estimates.

Property and Equipment
     Property and equipment are stated at cost, less accumulated depreciation and amortization. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.
     Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets per the table below:

Equipment	3 years
Software	1.5 years
Furniture and fixtures	5 years
     Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life of the assets.
Business Combinations
     In a business combination, the Company allocates the purchase price to the acquired business’ identifiable assets and liabilities at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. The excess, if any, of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred is recognized as a gain within other income in the consolidated statement of operations as of the acquisition date.
     To date, the assets acquired and liabilities assumed in the Company’s business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. The carrying value of acquired working capital is assumed to be equal to its fair value, given the short-term nature of these assets and liabilities. The Company estimates the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible, which include revenue, operating expenses and taxes.
Goodwill
     Goodwill represents the excess of: (a) the aggregate of the fair value of consideration transferred in a business combination, over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests as described below.
     The Company tests goodwill for impairment annually on December 31, or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the purchase price were being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the consolidated statement of operations in the period the determination is made.
     The Company has determined that it has one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of the Company’s annual goodwill impairment testing in 2010, 2009 and 2008 the fair value of the Company exceeded its book value by a substantial margin; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. (See Note 5 Goodwill and Intangibles.)
Identifiable Intangible Assets
     The Company acquired intangible assets in connection with certain of its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on the Company’s historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. In those cases where the Company determines that the useful life of an intangible asset should be shortened, the Company amortizes the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company did not revise the useful life estimates attributed to any of the Company’s intangible assets in 2010, 2009 or 2008. (See Note 5 Goodwill and Intangibles.)
     The estimated useful lives used in computing amortization are as follows:

Customer relationships	5 - 7 years
Developed technology	4 - 5 years
Non-compete agreement	1 year
Tradenames	4 years
Impairment of Long-Lived Assets
     The Company reviews long-lived assets, including property and equipment and definite intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable assets. If such assets are considered impaired, the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which the Company would compute using a discounted cash flow approach. The Company did not record an impairment charge as a result of the Company’s 2008 and 2010 recoverability measurement of long-lived assets. During the fourth quarter of 2009, the Company recognized an impairment charge of $0.1 million on the property and equipment held by a foreign subsidiary. (See Note 4 Sale of Subsidiary.)
Deferred Financing Costs
     The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense.

Preferred Stock Warrants
     The liability for Series C-1 redeemable convertible preferred stock warrants was adjusted for changes in fair value until the initial public offering in June 2010, at which time preferred stock warrants converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.
     The following table summarizes the assumptions used to estimate the fair values:

	Year ended December 31,
	2010	2009	2008
Range of assumptions:
Risk-free interest rate	0.41% - 2.52%	0.47% - 2.69%	0.51% - 2.48%
Expected dividend yield	0%	0%	0%
Expected volatility	56% - 57%	57% - 72%	59% - 63%
Expected term (years)	1.0 - 5.21	1.2 - 5.5	2.2 - 6.4
Fair value of stock warrants	$5.03 - $6.28	$2.64 - $3.66	$0.48 - $1.20

Revenue Recognition
     The Company derives substantially all of its revenue from the sale of software licenses, maintenance for those licenses and professional services. In accordance with current guidance for software revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and acceptance is received, the fee is fixed or determinable, collectability is probable and, if applicable, when vendor-specific objective evidence of fair value exists to allocate the arrangement fee to the undelivered elements of a multiple element arrangement. In making these judgments, the Company evaluates these criteria as follows:
•	Persuasive evidence of an arrangement. An agreement signed by the Company and by the customer, in conjunction with a non-cancelable purchase order or executed sales quote from the customer, is deemed to represent persuasive evidence of an arrangement.

•	Delivery has occurred. Delivery is deemed to have occurred when the customer is given electronic access to the licensed software and a license key for the software has been delivered or made available. If an arrangement contains a requirement to deliver additional elements essential to the functionality of the delivered element, revenue associated with the arrangement is recognized when delivery of the final element has occurred.

•	Fees are fixed or determinable. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, revenue is recognized when the refund or adjustment right lapses. If payment terms exceed the Company’s normal terms, revenue is recognized as the amounts become due and payable or upon the receipt of cash if collection is not probable.

•	Collection is probable. Each customer is evaluated for creditworthiness through a credit review process at the inception of an arrangement. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.
     For arrangements that include software and other elements as a bundled arrangement, the Company generally allocates revenue to the various elements using the residual method. Under the residual method, revenue is allocated to the undelivered elements using vendor-specific objective evidence of fair value and is deferred until those elements are delivered. The remaining arrangement consideration is allocated to the delivered elements and recognized as revenue when all other revenue recognition criteria are met. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until delivery of the undelivered elements has occurred or vendor-specific objective evidence can be established. If the only undelivered element is post-contract customer support, revenue is recognized ratably over the support period.
     The fair value for maintenance is based on the maintenance contract renewal price charged in the first optional renewal period under the arrangement. The fair value for professional services is based on rates that the Company charges for professional services when sold separately.
     The Company’s software licenses, maintenance contracts and professional services are sold directly through its own sales force and indirectly through distribution partners. Revenue under arrangements with distribution partners is recognized when all the revenue recognition criteria are met, including evidence of the distribution partner’s customer. The Company does not offer contractual rights of return or product exchange, or price protection to its distribution partners.
     The warranty period for the Company’s licensed software is generally 90 days. Software licenses sold directly by the Company are primarily sold in combination with an annual maintenance contract that enables the customer to continue receiving software maintenance and support after the warranty period has expired. Maintenance is renewable at the option of the customer. When customers prepay for the annual maintenance contract, the related revenue is deferred and recognized ratably over the term of the contract. Rates for maintenance, including subsequent renewal rates, are established based upon a specific percentage of net license fees as set forth in the arrangement. Maintenance includes the right to unspecified product upgrades on an if-and-when available basis.
     Revenue from professional services includes implementation, training and consulting and is recognized as services are performed. Professional services are generally not considered essential to the functionality of the licensed software.
     The Company delivers its licensed software primarily by utilizing electronic media. Revenue includes amounts billed for shipping and handling and such amounts represent less than 1% of revenue. Cost of license revenue includes shipping and handling costs.
Software Development Costs
     Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development expense. Software development costs incurred subsequent to the establishment of technological feasibility, if any, are capitalized until the software is available for general release to customers. Historically, the Company has determined that technological feasibility has been established at approximately the same time as the general release of such software to customers. Therefore, to date, the Company has not capitalized any software development costs.
Deferred Revenue
     Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Since the Company does not have vendor-specific objective evidence for certain licensed software sold but not yet delivered under some of its sales arrangements, revenue associated with the delivered and undelivered elements is deferred until the final element is delivered. Deferred revenue for maintenance and professional services includes advance payments received from customers under maintenance contracts typically billed on an annual basis in advance. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date.
     Deferred revenue consists of the following (in thousands):

	December 31,
	2010	2009
Licenses	$25,628	$19,562
Maintenance and professional services	33,636	20,485

	$59,264	$40,047

Current portion	$57,437	$33,806
Non-current portion	1,827	6,241

	$59,264	$40,047

Cost of Revenue
     Cost of revenue includes (a) royalties paid to third parties whose technology or products are sold as part of BroadWorks, (b) direct costs to manufacture and distribute product and direct costs to provide product support and professional support services and (c) intangible asset amortization expense related to acquired technology.
Noncontrolling Interests
     Effective January 1, 2009, the Company adopted the new accounting guidance for noncontrolling interests, which changed the accounting for and the reporting of minority interests, now referred to as noncontrolling interests, in the Company’s consolidated financial statements. This resulted in the reclassification of minority interest amounts, previously classified as a separate component of equity, to “Noncontrolling Interest”, a component within permanent equity, in the accompanying consolidated balance sheets and statements of stockholders’ equity (deficit) and comprehensive income. Additionally, net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are reflected separately from consolidated net loss and comprehensive loss in the accompanying consolidated statements of income (loss) and statements of stockholders’ equity (deficit) and comprehensive income. Losses continue to be attributed to the noncontrolling interest, even when the noncontrolling interest’s basis has been reduced to zero. Previously, losses that otherwise would have been attributed to the noncontrolling interest were allocated to the controlling interest after the associated noncontrolling interest’s basis was reduced to zero. The Company had no material losses that it did not allocate to the noncontrolling interest prior to the adoption of the new noncontrolling interests accounting guidance. The Company applied the new accounting guidance prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented.
     The noncontrolling interest reflected in the consolidated financial statements relates to the Company’s variable interest in Netria, Inc., a 50-50 joint venture that was formed in 2006 to develop certain intellectual property related to a voice over internet protocol (“VoIP”) client management system. The joint venture incurred immaterial income (losses) for the years ended December 31, 2010, 2009 and 2008. Upon adoption, any losses that were previously attributable to BroadSoft, because those losses exceeded the noncontrolling interest’s investment, remain attributable to BroadSoft and not attributable to the noncontrolling interest. The computation of net loss per basic and diluted common share for all prior periods is not impacted. In February 2010, the Company sold its interest in the joint venture to the party owning the noncontrolling interest for a nominal amount.
Income Taxes
     The Company uses the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. This method requires an asset and liability approach for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred amounts are expected to be settled or realized.
     The Company currently has significant deferred tax assets, primarily resulting from net operating loss carryforwards. The Company has a full valuation allowance of approximately $33.5 million against its net deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in past years. Despite the Company's profitability in the fiscal year ended December 31, 2010, the Company will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. The Company will continue to evaluate the need for a valuation allowance and may remove the valuation allowance in 2011, which could have an impact on the results of operations.
     The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.
Stock-Based Compensation
     The Company applies the fair value method for determining the cost of stock-based compensation for employees, directors and consultants. Under this method, the total cost of the grant is measured based on the estimated fair value of the stock award at the date of the grant, using a binomial options pricing model, or binomial lattice model. The total cost related to the portion of awards granted that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period, or the vesting period of the grant.
Estimated Fair Value of Share-Based Payments
     The binomial lattice model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Stock-based awards are combined into one grouping for purposes of valuation assumptions. Fair value of the stock options was estimated at the grant date, using the following weighted average assumptions:

	Year ended December 31,
	2010	2009	2008
Average assumptions:
Risk-free interest rate	1.9%	1.7%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	61%	61%	38%
Expected term (years)	8.31	6.0	3.7

     The Company has assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of the Company’s employee stock options. The expected life of an option is derived from the binomial lattice model, and is based on several factors, including the contract life, exercise factor, post-vesting termination rate and volatility. The expected exercise factor, which is the ratio of the fair value of common stock on the expected exercise date to the exercise price, and expected post-vesting termination rate, which is the expected rate at which employees are likely to terminate after vesting occurs, are based on an analysis of actual historical behavior by option holders. Expected volatility is based on the historical volatility of comparable public companies.
     The Company’s estimate of pre-vesting forfeitures, or forfeiture rate, is based on an analysis of historical behavior by option holders. The estimated forfeiture rate is applied to the total estimated fair value of the awards, as derived from the binomial lattice model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in the consolidated statements of operations.
     As a nonpublic company prior to June 16, 2010, there was not a ready market for the Company’s common stock. As such, the Company relied on other factors upon which to base reasonable and supportable estimates of the fair value of its common stock and the expected volatility of its share prices. The Company periodically estimated the fair value of its common stock by considering valuations calculated using market multiples, comparable market transactions, discounted cash flows, and when available, the pricing of transactions involving the Company’s equity securities.
Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income (loss) per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock, warrants and convertible securities were exercised or converted into common stock. For the years ended December 31, 2009 and 2008, diluted loss per common share is the same as basic loss per common share for because the effects of potentially dilutive items were anti-dilutive given the Company’s losses for these periods.

	Year ended December 31,
	2010	2009	2008
	(in thousands except per share data)
Net income (loss) attributable to BroadSoft, Inc.	$7,992	$(7,849)	$(11,236)

Weighted average basic common shares outstanding	16,263	6,285	6,208
Dilutive effect of stock-based awards	2,253	NA	NA
Dilutive effect of common stock warrants	132	NA	NA
Dilutive effect of if-converted preferred shares	6,073	NA	NA

Weighted average diluted common shares outstanding	24,721	6,285	6,208

Earnings (loss) per share:
Basic	$0.49	$(1.25)	$(1.81)
Diluted	$0.32	$(1.25)	$(1.81)

     For the year ended December 31, 2010, certain stock options and warrants to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because the exercise prices exceeded the average market price of the Company’s common stock during the period. For the years ended December 31, 2009 and 2008, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s losses for these periods. The weighted average effect of potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because the effect was anti-dilutive is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Redeemable convertible preferred stock: *
Series B-1	—	1,413	1,413
Series C-1	—	9,771	9,771
Series D	—	805	805
Series E	—	417	10
Series E-1	—	51	—
Warrants on Series C-1 preferred stock **	—	46	46
Warrants on common stock	—	117	65
Restricted stock units and awards	—	143	48
Early exercise shares	1	21	28
Stock options	185	2,841	2,696

*	All of the redeemable convertible preferred stock automatically converted to common stock upon the closing of the IPO.

**	All of the Series C-1 preferred stock warrants were automatically converted to common stock warrants upon the closing of the IPO. All of these warrants were exercised during 2010.
Foreign Currency
     The functional currency of operations located outside the United States is the respective local currency. The financial statements of each operation are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenue and expenses. Translation effects are included in accumulated other comprehensive income (loss).
Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted new accounting guidance for revenue arrangements with multiple deliverables that are outside of the scope of previous authoritative software revenue recognition guidance. The new accounting guidance provides that, when vendor-specific objective evidence or third-party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. The Company concluded the new accounting guidance did not have a material impact on its results of operations, cash flows or financial position during the year ended December 31, 2010, as the guidance applied only to the sale of certain products and services offered by the Company, which sales were not significant.

     Effective January 1, 2010, the Company adopted new accounting guidance for revenue recognition for arrangements that include software elements. Under the new guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue recognition guidance and will be subject to other relevant revenue recognition guidance. The Company concluded the new accounting guidance did not have a material impact on its results of operations, cash flows or financial position during the year ended December 31, 2010, as the guidance applied only to the sale of certain products offered by the Company, which sales were not significant.
     Effective January 1, 2010, the Company adopted new accounting guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, for all interim and year-end reporting periods beginning December 31, 2010, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements (significant unobservable inputs). There were no transfers of assets or liabilities between Levels 1 and 2 of the fair value measurement hierarchy during the year ended December 31, 2010. In conjunction with the IPO, the Series C-1 preferred stock warrants converted to common stock warrants. As a result, the Company reclassified the Series C-1 preferred stock warrants from Level 3 liabilities to additional paid in capital (“APIC”). The Company will include these additional disclosures, as applicable, in its interim and year-end financial statements beginning in fiscal year 2011.
3. Acquisitions
Casabi
     On October 27, 2010, the Company completed its acquisition of substantially all of the assets of Casabi, Inc. (“Casabi”), which assets were used by Casabi to provide its cloud-based personalized content and messaging applications.
     The purchase price for Casabi was $2.2 million and the Company funded the acquisition with cash on hand. The Company incurred $0.3 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2010.
     The consolidated financial statements include the results of Casabi from the date of acquisition. The purchase price has been allocated to the assets acquired based on estimated fair values as of the acquisition date. The Company finalized the purchase price allocation for this acquisition in 2010.

     The following table summarizes the fair value of the assets acquired at the date of acquisition (in thousands):

Other current assets	$67
Property and equipment	75
Other long term assets	20
Customer relationships	378
Developed technology	962
Goodwill	689

Total purchase price	$2,191

     Developed technology represents purchased technology that reached technological feasibility and for which Casabi had substantially completed development as of the date of acquisition. Fair value was determined using estimated future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Key assumptions included a discount factor of 21% and estimates of revenue growth, cost of revenue, operating expenses and taxes.
     The customer relationships and developed technology are being amortized on a straight-line basis over a period of five years, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is 5 years. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that are expected to enhance the Company’s overall product portfolio.
Packet Island, Inc.
     On October 19, 2009, the Company acquired Packet Island, Inc. (“Packet Island”), which provided Software-as-a-Service based, or SaaS-based, quality of service (“QoS”) assessment and monitoring tools for VoIP and video networks and services. The acquisition enables the Company to address the market need of ensuring QoS, and quality of experience, for real-time communications. The Company’s expanded solutions portfolio acquired through this acquisition will enable service providers to offer significantly enhanced QoS assessment and monitoring capabilities of their communication services.
     The purchase price for Packet Island was $1.5 million, which consisted of 249,994 shares of Series E-1 redeemable convertible preferred stock. The Company incurred $0.2 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2009.
     The consolidated financial statements include the results of Packet Island from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. The Company finalized the purchase price allocation for this acquisition in 2009.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$805
Accounts receivable	29
Fixed assets and other current assets	35
Accounts payable and accrued expenses	(64)
Customer relationships	100
Developed technology	300
Goodwill	250

Total purchase price	$1,455

     Developed technology represents purchased technology that reached technological feasibility and for which Packet Island had substantially completed development as of the date of acquisition. Fair value was determined using estimated future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Key assumptions included a discount factor of 21% and estimates of revenue growth, cost of revenue, operating expenses and taxes.
     The customer relationships and developed technology are being amortized on a straight-line basis over a period of five years and six years, respectively, which in general reflects the cash flows generated from such assets. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio.
Sylantro Systems Corporation
     On December 23, 2008, the Company acquired Sylantro Systems Corporation (“Sylantro”), a provider of VoIP applications software. Sylantro’s solutions complement the Company’s solutions and through the acquisition, the Company acquired key customers. Sylantro had been a competitor and because of the strategic importance of this acquisition, the purchase price exceeded the fair value of Sylantro’s net tangible and intangible assets acquired. As a result, the Company recorded $3.4 million of goodwill in connection with this transaction. The consolidated financial statements include the results of Sylantro from the date of acquisition.
     The aggregate purchase price for this acquisition includes (a) issuance of 416,656 shares of Series E redeemable convertible preferred stock valued at $2.1 million and (b) $0.6 million in direct acquisition costs. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$635
Accounts receivable	2,698
Prepaid expenses and other assets	779
Property and equipment	248
Accounts payable and accrued expenses	(2,636)
Accrued severance and contractual liabilities	(1,510)
Deferred revenue	(2,337)
Bad debt	(1,227)
Customer relationships	2,200
Developed technology	300
Trade name	100
Goodwill	3,430

Total purchase price	$2,680

     The accrued severance and contractual liabilities of $1.5 million include (a) $0.9 million of deferred payments to certain former shareholders of Sylantro based on an agreement entered into by the former shareholders and the Company prior to the acquisition date and (b) $0.6 million of severance amounts payable to certain former Sylantro employees. The Company paid $0.4 million and $0.6 million during the years ended December 31, 2010 and 2009, respectively, and will pay approximately $0.5 million, during the year ending December 31, 2011.
     The Company determined the value of the identifiable intangible assets using a discounted cash flow approach, which includes an analysis of estimated cash flows and risks associated with achieving such cash flows. Key assumptions included a discount factor of 20% and estimates of revenue growth, maintenance renewal, cost of revenue, operating expenses and taxes.
     Customer relationships and developed technology are amortized based on the expected realization of revenues, resulting in an accelerated basis over a period of seven years and four years, respectively. The trade name has a four-year life and is amortized using the straight-line method.
M6 (application server business of GENBAND Inc.)
     On August 26, 2008, the Company acquired certain assets and liabilities of the M6 application server product line (“M6”) and related customer base of GENBAND Inc. (“GENBAND”), an IP infrastructure and application solutions provider. The consolidated financial statements include the results of M6 since the acquisition date. The aggregate purchase price for this acquisition includes a cash payment of $0.3 million and an additional $0.7 million in direct acquisition costs. The agreement also includes earn-out payments wherein the Company is obligated to pay 15% of annual qualifying sales for a period of three years from the date of acquisition.
     The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$1,616
Other current assets	119
Property and equipment	27
Accounts payable and accrued expenses	(359)
Deferred revenue	(1,694)
Customer relationships	817
Developed technology	182
Non-compete agreement	111
Goodwill	179

Total purchase price	$998

     The Company determined the value of the identifiable intangible assets using a discounted cash flow approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows. Key assumptions included a discount factor of 25% and estimates of revenue growth, maintenance renewal, cost of revenue, operating expenses and taxes. The purchase price in excess of the net assets acquired, amounting to $0.2 million, was allocated to goodwill.
     Customer relationships and developed technology are amortized based on the expected realization of revenues, resulting in an accelerated basis over a period of five years. Non-compete agreements have a one year life and are amortized using the straight-line method.
Pro Forma Financial Information for Acquisitions of Packet Island, Sylantro, M6 and Casabi (unaudited)
     The businesses acquired in 2008 contributed revenues of $1.9 million and losses of $1.3 million for the period from their acquisition dates to December 31, 2008. The business acquired in 2009 contributed immaterial revenues and losses of $0.2 million for the period from the acquisition date to December 31, 2009. The business acquired in 2010 contributed losses of $0.6 million for the period from the acquisition date to December 31, 2010.
     The following provides pro forma information as if the 2010, 2009 and 2008 acquisition had been consummated as of the beginning of the respective annual reporting periods ended December 31, 2010, 2009 and 2008. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008
		(unaudited)
Revenue	$97,659	$71,708	$77,736
Net income (loss)	6,463	(13,073)	(29,732)

Net income (loss) per common share, basic	$0.40	$(2.08)	$(4.79)
Net income (loss) per common share, diluted	$0.26	$(2.08)	$(4.79)
     The pro forma impact on reported net loss per share was primarily attributable to amortization of acquired intangible assets, adjustments to interest expense and related tax effects.
4. Sale of Subsidiary
     On October 16, 2009, the Company sold the equity interest of Sylantro Software India Private Limited, a subsidiary of BroadSoft Sylantro, Inc. (a wholly-owned subsidiary of the Company), that provided certain development services to the Company. The sale was for consideration of $0.7 million ($0.1 million of which was withheld for taxes), of which $0.2 million was receivable as of December 31, 2010 that the Company expects to collect in 2011. The Company recorded an immaterial gain on the sale in its consolidated statement of operations for the year ended December 31, 2009.
5. Goodwill and Intangibles
     The Company has concluded it has a single reporting unit. Accordingly, on an annual basis management performs the impairment assessment required under FASB guidelines at the consolidated enterprise level. The Company performed an impairment test of the Company’s goodwill and determined that no impairment of goodwill existed at December 31, 2010, 2009 or 2008.
     The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2008, gross	$3,969
Accumulated impairment loss	—

Balance as of December 31, 2008, net	3,969
Increase in goodwill related to acquisitions	905
Purchase accounting adjustments	(146)

Balance as of December 31, 2009, gross	4,728
Accumulated impairment loss	—

Balance as of December 31, 2009, net	4,728
Increase in goodwill related to acquisitions	689
Purchase accounting adjustments for contingent consideration	809

Balance as of December 31, 2010, net	6,226
Accumulated impairment loss	—

Balance as of December 31, 2010, gross	$6,226

     The purchase accounting adjustments during 2010 were from contingent payments to GENBAND in connection with the Company’s acquisition of the M6 application server business from GENBAND. Pursuant to the terms of the acquisition agreement, the Company is required to make a payment to GENBAND equal to 15% of annual qualifying sales related to M6 for three years from the acquisition date of August 27, 2008.
     The Company’s acquired intangible assets are subject to amortization. The following is a summary of intangible assets (in thousands):

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Customer relationships	$3,495	$1,190	$2,305	$3,117	$630	$2,487
Developed technology	1,715	389	1,326	782	181	601
Non-compete agreement	111	111	—	111	111	—
Trade name	129	51	78	100	25	75

Total	$5,450	$1,741	$3,709	$4,110	$947	$3,163

     Amortization expense on intangible assets was approximately $0.8 million, $0.8 million and $0.4 million in 2010, 2009 and 2008, respectively. As of December 31, 2010, amortization expense on intangible assets is expected to be as follows (in thousands):

2011	$944
2012	817
2013	696
2014	662
2015	590

Total amortization expense	$3,709

6. Property and Equipment
Property and Equipment
     Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2010	2009
Equipment	$4,857	$3,236
Software	1,575	1,078
Furniture and fixtures	545	339
Leasehold improvements	2,090	2,110

	9,067	6,763
Less accumulated depreciation and amortization	(5,477)	(5,200)

Property and equipment, net	$3,590	$1,563

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010, 2009 and 2008 was approximately $1.3 million, $1.4 million and $1.3 million, respectively, which was recognized in operating expenses in the consolidated statements of operations. No depreciation and amortization expense related to property and equipment is included in cost of revenues in the consolidated statements of operations.
     Property and equipment was not transferred as part of the sale of Sylantro Software India Private Limited (See Note 4 Sale of Subsidiary), therefore the Company assessed these assets for impairment during the fourth quarter of 2009. As a result of the impairment assessment, an impairment charge of $0.1 million was recorded within research and development expense in the consolidated statement of operations.
7. Accounts payable and other current liabilities
     Accounts payable and other current liabilities consist of the following:

	December 31,
	2010	2009
Accounts payable and accrued expenses	$5,403	$5,905
Accrued compensation	6,284	4,704
Accrued royalties	373	803
Other	379	491

Total	$12,439	$11,903

8. Software Licenses
     In 2006, the Company executed a software license and maintenance agreement that provided the Company the ability to distribute an unlimited number of licenses of certain third-party software over a two-year period. The original cost of that arrangement was $4.1 million and was amortized to cost of revenue over the two-year period. In 2008, the two parties amended the agreement to provide the Company the right to distribute the third-party software on a per-user basis up to 35,000,000 licenses over a four-year period, for an additional cost of $6.4 million. The arrangement requires the Company to pay a per-user license fee for licenses distributed in excess of 35,000,000. The additional cost is being amortized to cost of revenue over the 3.5 year period beginning at the expiration of the previous agreement, based on the greater of actual usage or the straight line method.
     Amortization expense related to these agreements was approximately $1.8 million, $1.8 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
9. Income Taxes
     The following table presents the components of the income (loss) before income taxes and the provision for income taxes (in thousands):

	Year ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
United States	$9,619	$(8,118)	$(12,335)
Foreign	(454)	1,598	2,051

Income (loss) before income taxes	9,165	(6,520)	(10,284)

Provision for income taxes:
Current:
Federal and state	$385	$40	$64
Foreign	863	1,224	1,042

Total current	$1,248	$1,264	$1,106

Deferred:
Federal and state	$24	$13	$—
Foreign	(103)	56	(154)

Total deferred	(79)	69	(154)

Provision for income taxes	$1,169	$1,333	$952

     The following table presents the components of net deferred tax assets (liabilities) and the related valuation allowance (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry-forward	$24,137	$29,285
Deferred revenue	3,599	2,788
Depreciation	715	479
Research tax credit carry-forward	1,648	1,784
Other	4,339	3,789

Total deferred tax assets	34,438	38,125
Valuation allowance	(33,499)	(37,133)

Net deferred tax assets	939	992

Deferred tax liabilities
Acquired intangibles	(780)	(915)
Other	(65)	(67)

Total deferred tax liabilities	$(845)	$(982)

Net deferred tax assets	94	10
     At December 31, 2010, the Company had United States net operating loss carry-forwards of approximately $68.0 million and research and experimentation tax credit carry-forwards of $2.1 million, which are scheduled to begin to expire in 2019. Utilization of net operating loss and tax credit carry-forwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code. The Company has not recorded a deferred tax liability for undistributed earnings of $0.4 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
     A deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The accounting guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.
     The Company’s U.S. and certain foreign jurisdictions are in a cumulative loss position. For purposes of assessing the realization of the deferred tax assets in those jurisdictions, this cumulative taxable loss position is considered significant negative evidence and has caused us to conclude that the Company will not be able to realize the deferred tax assets in the foreseeable future. Although the Company is projecting future taxable income, a projection of future taxable income is inherently subjective and not considered sufficient to overcome the negative evidence of cumulative losses. In addition, the Company has also considered the future reversal of other existing temporary differences in assessing the need for a valuation allowance on the remaining deferred tax assets. Therefore, a valuation allowance was provided in the United States and certain foreign jurisdictions in the amount of $33.5 million and $37.1 million at December 31, 2010 and 2009, respectively. These valuation allowances would be reversed and recognized as a benefit in provision for income taxes in the consolidated statements of operations at such time that realization is believed to be more likely than not. The net change in the valuation allowance from December 31, 2010 to December 31, 2009 was a decrease of $3.6 million, which was primarily due to the utilization of net operating losses in the United States.
     The following table presents the provisions for income taxes compared with income taxes based on the federal statutory tax rate of 34% (in thousands):

	Year ended December 31,
	2010	2009	2008
Tax benefit based on federal statutory rate	$3,113	$(2,218)	$(3,495)
State taxes (benefit)	369	(230)	(296)
Foreign rate differential	348	591	373
Permanent items	104	260	456
Stock based compensation	818	566	325
Change in income tax valuation allowance	(3,633)	2,896	4,178
Other	50	(532)	(589)

Provision for income taxes	$1,169	$1,333	$952

Accounting for Uncertainty in Income Taxes
     The Company applies a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is more likely than not to be realized upon settlement.
     During the year ended December 31, 2010, the Company made adjustments for certain tax positions made in prior years. The Company’s unrecognized tax benefits totaled $0.6 million at December 31, 2010 and $0.4 million at December 31, 2008 and 2009. The Company does not expect changes in unrecognized tax benefits within the next 12 months. If recognized, the unrecognized tax benefits would not have a material impact on the provision for income taxes or the effective tax rate since it would be offset by a corresponding adjustment to the valuation allowance.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Unrecognized tax benefits balance at January 1,	$441	$441	$441
Gross increase for tax positions of prior years	177	—	—

Unrecognized tax benefits balance at December 31,	$618	$441	$441

     The Company records interest and penalties as a component of its income tax provision. The Company recorded no interest and penalties during 2010, and approximately $0.1 million for 2009 and 2008. The Company has not accrued interest with respect to uncertain tax positions in the current year because unfavorable resolution of those positions would not result in cash tax due for those prior years.
     The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2007, with the exception that operating loss or tax credit carryforwards generated prior to 2007 may be subject to tax audit adjustment. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years prior to 2005.
10. Borrowings
Financing Facilities
     On September 26, 2008 the Company entered into a $15.0 million Loan and Security Agreement with ORIX Venture Finance LLC (the “ORIX Loan”), which the Company voluntarily repaid in full during the quarter ended June 30, 2010. The loan provided 42 equal principal repayments of approximately $0.4 million starting April 2010 through September 2013. Under the original terms of the ORIX Loan, borrowings under this agreement bore interest at an interest rate of prime plus 3%, provided that the interest rate in effect in each month could not be less than 7% per annum. On December 23, 2008, the Company amended the interest rate terms of the ORIX Loan such that the interest rate was equal to the sum of 3% plus the greater of (a) prime rate or (b) LIBOR rate plus 2.5%, provided that the interest rate in effect in each month could not be less than 7% per annum. The effective interest rate for the year ended December 31, 2009 was 7%. The agreement required that a cash balance of $7.5 million be maintained at all times in a deposit account and that failure to maintain the required cash balance could not constitute a breach of agreement, if certain minimum consolidated EBITDA levels were met. The balance outstanding under this agreement at December 31, 2009 was $15.0 million.
     The Company paid $0.2 million of loan origination fees related to the ORIX Loan, which was capitalized within other current and long-term assets in the condensed consolidated balance sheet. Amortization expense related to the loan origination fees was immaterial for the periods reported and is included as interest expense in the consolidated statements of operations. The Company paid in full the balance of the ORIX Loan in June 2010 and, as such, recorded into interest expense the remaining unamortized loan origination fees of approximately $0.1 million during the quarter ended June 30, 2010.
     In connection with obtaining the ORIX Loan, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share with an expiration date of June 16, 2012. In accordance with the guidance to account for debt issued with a warrant, the Company allocated the total proceeds between the ORIX Loan and the warrant based on the relative fair value of the two instruments. Out of the total proceeds of $15.0 million, the Company allocated $14.9 million to the ORIX Loan and $0.1 million to the warrant based on their relative fair values. The fair value of the common stock warrant was recorded to APIC. Fair value was determined using a Black-Scholes valuation model using the contractual life of the warrant and reasonable assumptions for stock price volatility, expected dividend yield and risk-free interest rates. The Company used a risk-free interest rate of 3.4%, stock price volatility of 75% and a term of seven years, which resulted in an estimated fair value of the common stock warrant of approximately $1.20 per share. The discount on the ORIX Loan was being amortized over the term of the agreement using the effective interest method and the amortization charge was recorded as interest expense in the consolidated statements of operations. In connection with the repayment of the ORIX Loan, the Company recorded into interest expense the remaining unamortized balance of $0.1 million during the quarter ended June 30, 2010.
     In December 2008, in connection with the acquisition of Sylantro, the Company assumed a loan totaling $1.3 million at an interest rate of 9%. The balance outstanding under this agreement at December 31, 2009 was $0.1 million, which was paid in full in February 2010.
     In 2008, the Company entered into an equipment financing agreement with ePlus Group, inc. The terms of the financing agreement provided for a loan of $0.3 million repayable in 24 equal installments starting January 2009 through December 2010. The agreement had an effective interest rate of 9.8%. The balance was paid in full as of December 31, 2010, and the balance outstanding under this agreement at December 31, 2009 was $0.1 million.
Installment Bank Loans
     In November 2006, the Company entered into a software license and maintenance agreement that provides the Company with an unlimited number of licenses for certain third-party software over a two-year period. The agreement required a one-time license and maintenance fee of $4.1 million that was financed with an installment bank loan with an effective interest rate of 8.1%. During 2008, the loan balance was paid in full by the Company.
     In May 2008, the Company amended the above mentioned software license and maintenance agreement. The amended agreement provides the Company the right to distribute the third-party software on a per-user basis up to 35,000,000 licenses over a four-year period for an additional one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provides for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At December 31, 2010 and 2009, the liability for the installment bank loan amounted to approximately $2.0 million and $3.5 million, respectively.
     Fair value for the Company’s borrowings is estimated using a discounted cash flow analysis. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements, therefore the carrying value of the borrowings approximates their fair values at December 31, 2010 and 2009.
     The aggregate maturities of borrowings as of December 31, 2010 were as follows (in thousands):

2011	$1,170
2012	800

Total	$1,970

11. Stockholders’ Equity (Deficit)
Reverse Stock Split and Public Offerings
     On May 24, 2010, the Company’s board of directors approved an amendment to the Company’s restated certificate of incorporation to effect a 6-for-1 reverse stock split of its common stock and all series of its redeemable convertible preferred stock. The par value and the authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, stock options, restricted stock units and awards, redeemable convertible preferred stock, warrants for common stock, warrants for preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on June 14, 2010.
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
     In December 2010, the Company completed a follow-on public offering in which it issued and sold 500,000 shares of its common stock at a public offering price of $22.00 per share. The Company raised a total of $11.0 million in gross proceeds from the offering, or $9.9 million in net proceeds after deducting underwriting discounts and commissions of $0.6 million and other estimated offering costs of $0.5 million.
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

Warrants
Preferred Stock Warrants
The Company issued warrants to purchase up to an aggregate of 45,955 shares of Series C-1 redeemable convertible preferred stock warrants with an exercise price of $3.97 per share that upon the closing of its IPO, were automatically converted into warrants to purchase an equivalent number of shares of common stock. All of these warrants were exercised for the underlying share amounts during the year ended December 31, 2010.
Common Stock Warrants
In addition to the warrants described above, in September 2008, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share in connection with the ORIX Loan, which warrant would have expired on June 16, 2012. The warrant was exercised for the underlying share amounts during the quarter ended December 31, 2010.
12. Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted, leaving 55,555 authorized shares expired under the 1999 Plan. In April 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. The term of stock-based grants is up to 10 years, except that certain stock-based grants made after 2005 have a term of five years. The requisite period of four years, except for certain RSUs and stock options exchanged. In June 2010, in connection with the IPO, the 2009 Plan was amended and restated to provide for, among other things, annual increases in the share reserve, which provision specifies that on January 1 of each year beginning in 2011, the lesser of 1,250,000 shares or 4.5% of the common stock outstanding as of December 31 of the prior year will be added to the share reserve under the plan. At the same time, an additional 333,333 shares of common stock were added to the share reserve. At December 31, 2010, the Company had 143,685 shares of common stock available for issuance under the 2009 Plan.
Stock compensation expense recognized by the Company is as follows (in thousands):

	December 31,
	2010	2009	2008
Stock options	$1,488	$3,541	$2,600
Restricted stock awards	105	88	316
Restricted stock units	1,415	—	—

Total recognized stock compensation expense	$3,008	$3,629	$2,916

Stock Options
     The following table presents a summary related to stock options for the following periods:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value as of
	Options	Exercise	Contractual	December
	Outstanding	Price	Term (Years)	31, 2010
Balance, December 31, 2009	2,841,096	$2.26
Granted	428,933	8.93
Exercised	(353,317)	2.16
Forfeited	(61,763)	4.99

Balance, December 31, 2010	2,854,949	$3.22	7.12	$59.0 million

Vested at December 31, 2010	1,977,388	$2.29	7.04	$56.7 million

Exerciseable at December 31, 2010	2,468,856	$2.24	6.50	$53.2 million
     In 2010, 2009 and 2008, the Company granted stock options with a weighted-average grant date fair value of $5.43, $1.32 and $3.18, respectively. The intrinsic value of stock options exercised in 2010, 2009 and 2008 was $4.0 million, $0 million and $0.6 million, respectively, and cash received from stock options exercised was $0.8 million, $0.1 million and $0.1 million, respectively.
     At December 31, 2010, unrecognized compensation expense, net of estimated forfeitures, relating to unvested stock options was $1.4 million which is scheduled to be recognized as compensation expense over a weighted average period of 1.18 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2010, compensation expense will be different from expectations.
     The following table presents information about stock options outstanding at December 31, 2010:

	Options Outstanding
			Weighted	Options Vested
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise	Number	Exercise	Contractual Term	Number	Exercise
Prices	Outstanding	Price	(Years)	Vested	Price
$0.78–$1.32	410,977	$0.81	2.18	410,977	$0.81
$2.40–$2.40	1,925,639	2.40	7.90	1,440,370	2.40
$3.42–$8.60	153,484	6.18	5.38	95,546	4.78
$9.00–$9.00	353,772	9.00	9.57	20,467	9.00
$9.36–$9.36	11,077	9.36	1.25	10,028	9.36

$0.78–$9.36	2,854,949	$3.22	7.12	1,977,388	$2.29

Restricted Stock Units
     The following table presents a summary of activity for the number of restricted stock units outstanding:

	Number of	Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Balance, December 31, 2009	197,630	$3.68
Granted	308,190	7.79
Vested	(212,389)	3.91
Forfeited	(10,391)	7.29

Balance, December 31, 2010	283,040	$7.87

     During 2010, the Company granted 99,998 RSUs to certain officers. These RSUs are settled in shares of common stock and will vest in two equal annual installments following the date of grant. During 2010, the Company also granted an aggregate of 191,227 RSUs to certain employees and officers, which vest over four years following the date of grant. Also in the period, the Company granted an aggregate of 4,999 RSUs to certain directors, which vested immediately with the closing of the IPO. In addition, the

Company granted 11,466 RSUs to certain directors that fully vested on December 31, 2010 and 500 RSUs to a consultant that vested immediately with the closing of the IPO. At December 31, 2010, unrecognized compensation expense related to unvested RSUs was $0.8 million, which is scheduled to be recognized over a weighted average period of 1.20 years.
     During 2009, the Company granted 167,493 RSUs to certain employees and officers. These RSUs, which had a term of ten years and were settled in shares of common stock, vested in connection with the Company’s IPO. Included in the 2010 RSU stock compensation expense, the Company incurred expense of $0.4 million related to the vesting of RSUs, covering an aggregate of 172,492 shares that were subject to a performance-based vesting condition and that vested in full upon the completion of the IPO.
Stock Option Repricing
     In April 2008, the Company, with approval of the Compensation Committee and the board of directors, amended the terms of outstanding stock options held by employees and a non-employee director having an exercise price of $12.42 per share to reduce the exercise price of such options to $8.58 per share, which was the then-estimated fair market value of the common stock. The Company repriced stock options exercisable for an aggregate of 243,679 shares. The incremental stock-based compensation expense related to the repricing was $0.2 million and is being recognized over the remaining service period of the repriced options.
Stock Option Exchange
     In June 2009, the Company, with approval of the Compensation Committee and the board of directors, offered to eligible directors, employees and certain consultants the opportunity to exchange eligible stock options with exercise prices in excess of $2.40 per share for replacement stock options on a one-for-one basis. The replacement options have a term of ten years and an exercise price of $2.40 per share, the fair market value on the date of the grant. In general, the replacement stock options have a vesting schedule as follows: (a) the portion of an eligible stock option that had vested prior to March 1, 2009 would cease to be vested and would re-vest monthly over a 24 month period beginning on April 1, 2009 and (b) the balance of such eligible stock option that had not vested as of March 1, 2009 would continue to vest in accordance with the original vesting schedule. Executive officers and directors who participated in the exchange were not subject to the 24 month re-vesting period of previously vested stock options. Pursuant to the exchange, the Company canceled 1,821,068 stock options and re-issued an equivalent number of stock options. The incremental stock-based compensation expense related to the exchange was approximately $2.0 million and is being recognized over the remaining service period of the replacement stock options.
Tax Benefits
     Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of December 31, 2010, the Company’s APIC pool balance was zero.
     The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. For 2010, there was a reduction to the deferred tax asset related to tax benefits of employee stock option grants of $0.8 million related to forfeitures and exercises that resulted in a tax deduction less than previously recorded benefits based on the option value at the time of grant (shortfalls). Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets for the year ended December 31, 2010 and 2009 is $4.3 million and $0.4 million, respectively.
13. Commitments and Contingencies
Leases
     The Company leases office space under non-cancelable operating leases with various expiration dates through 2019. Rent expense was approximately $2.2 million, $2.1 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     The following table presents future minimum lease payments under the non-cancelable operating leases (in thousands):

Operating
Leases
Years Ending December 31:
2011	$1,318
2012	1,171
2013	1,151
2014	897
2015 and thereafter	4,127

Total future minimum lease payments	$8,664

Indemnifications and Contingencies
     In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any claims or been required to defend any action related to indemnification obligations to date. The Company is currently disputing an indemnity claim asserted by one of its customers. This customer seeks $3.6 million for reimbursement of a portion of the legal expenses incurred in defending a patent infringement lawsuit filed against it by another of the Company’s customers. While the Company believes this indemnity claim is without merit and management has a plan to continue to vigorously dispute this claim, the customer seeking indemnity has substantially greater resources than the Company. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
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

14. Segment and Geographic Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis, along with information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Discrete information on a geographic basis, except for revenue, is not provided below the consolidated level to the CEO. The Company has concluded that it operates in one segment and has provided the required enterprise-wide disclosures.
     Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

	Year ended December 31,
	2010	2009	2008
Revenues:
United States	$51,238	$35,984	$27,780
EMEA	23,617	17,969	21,078
APAC	14,313	10,538	7,797
Other	6,455	4,396	5,174

	$95,623	$68,887	$61,829

	December 31,
	2010	2009
Long-Lived Assets, net
United States	$5,375	$4,861
EMEA	505	41
APAC	70	217
Other	187	484

	$6,137	$5,603

15. 401(k) Defined Contribution Plan
     The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. The Company has not made matching contributions to the plan. Company contributions are allowed under the plan and may occur in the future.

16. Quarterly Financial Data (in thousands, except per share data)

	March	June	September	December
	31, 2010	30, 2010	30, 2010	31, 2010
Total Revenues	$17,805	$19,771	$22,273	$35,774
Gross profit	13,011	14,711	17,384	30,475
(Loss) income from operations	(1,854)	(1,559)	1,459	11,998
Net (loss) income attributable to BroadSoft, Inc.	(2,624)	(1,774)	1,209	11,181
Net (loss) income per share:
Basic	(0.38)	(0.20)	0.05	0.45
Diluted	(0.38)	(0.20)	0.05	0.41

	March	June	September	December
	31, 2009	30, 2009	30, 2009	31, 2009
Total Revenues	$13,660	$17,732	$18,194	$19,301
Gross profit	9,429	12,747	13,943	15,394
(Loss) income from operations	(4,655)	(1,923)	362	1,165
Net (loss) income attributable to BroadSoft, Inc.	(5,233)	(2,642)	(349)	375
Net (loss) income per share:
Basic	(0.84)	(0.42)	(0.06)	0.06
Diluted	(0.84)	(0.42)	(0.06)	0.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
     This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     Not applicable

PART III
     We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required by Item 10 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
     The information required by Item 11 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services
     The information required by Item 14 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 59.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K
Schedule II — Consolidated Valuation and Qualifying Accounts
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions Charged		Additions Acquired from	Balance at End of
	Beginning of Year	to Expense(1)	Deductions(2)	Business Combinations	Year
Allowance for doubtful accounts:
Year ended December 31, 2008	$112	$14	$(15)	$—	$111
Year ended December 31, 2009	111	58	—	—	$169
Year ended December 31, 2010	169	—	(131)	—	$38

Allowance for deferred tax assets:
Year ended December 31, 2008	$26,175	$4,179	$—	$3,482	$33,836
Year ended December 31, 2009	33,836	2,896	—	401	$37,133
Year ended December 31, 2010	37,133	—	(3,634)	—	$33,499

(1)	Amount represents charges to bad debt and increase to our valuation allowance.
(2)	Amount represents recoveries of accounts receivable previously charged to the allowance and utilization of net operations losses against valuation allowance.
(c) Exhibits
The following exhibits are incorporated by reference or filed herewith.
See Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADSOFT, INC.
By:	/s/ JAMES A. THOLEN
James A. Tholen
Chief Financial Officer March 7, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MICHAEL TESSLER Michael Tessler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/s/ JAMES A. THOLEN James A. Tholen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2011

/S/ ROBERT P. GOODMAN Robert P. Goodman	Director and Chairman of the Board	March 7, 2011

/S/ JOHN J. GAVIN, JR John J. Gavin, Jr.	Director	March 7, 2011

/S/ DOUGLAS L. MAINE Douglas L. Maine	Director	March 7, 2011

/S/ JOHN D. MARKLEY, JR John D. Markley, Jr.	Director	March 7, 2011

/S/ DAVID BERNARDI David Bernardi	Director	March 7, 2011

/S/ CHARLES L. ILL, III Charles L. Ill, III	Director	March 7, 2011

Exhibit Index

Exhibit
Number	Description of Document
2.1 (1)	Asset Purchase Agreement by and among the Registrant, BroadSoft M6, LLC and GENBAND Inc., dated as of August 14, 2008.

2.2 (2)	Amendment to Asset Purchase Agreement and Disclosure Schedule by and among the Registrant, BroadSoft M6, LLC and GENBAND Inc., dated as of August 27, 2008.

2.3 (3)	Agreement and Plan of Merger and Reorganization by and among the Registrant, BroadSoft Sylantro, Inc., Sylantro Systems Corporation and Shareholder Representative Services LLC, dated as of December 8, 2008.

2.4 (4)	Asset Purchase Agreement by and between Casabi, Inc. and BroadSoft Casabi, LLC, dated as of October 12, 2010.

3.1 (5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (6)	Amended and Restated Bylaws of the Registrant.

4.1 (7)	Specimen Stock Certificate evidencing shares of common stock.

4.2 (8)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3 (9)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4 (10)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5 (11)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6 (12)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

10.1 (13)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2 (14)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3 (15)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.
10.4 (16)	Stock Restriction Agreement by and between James A. Tholen and the Registrant, dated as of August 30, 2007.

Exhibit
Number	Description of Document
10.5	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6 (17)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7 (18)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.8 (19)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

10.9 (20)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.10 (21)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.16 (22)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.17 (23)	BroadSoft, Inc. Non-Employee Director Compensation Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(1)	Filed as exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(3)	Filed as exhibit 2.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on October 29, 2010 and incorporated herein by reference.

(5)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(6)	Filed as exhibit 3.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(7)	Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.

(8)	Filed as exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(9)	Filed as exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(10)	Filed as exhibit 4.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(11)	Filed as exhibit 4.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(12)	Filed as exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.

(13)	Filed as exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(14)	Filed as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(15)	Filed as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(16)	Filed as exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(17)	Filed as exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.

(18)	Filed as exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.

(19)	Filed as exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(20)	Filed as exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(21)	Filed as exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(22)	Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(23)	Filed as exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(24)	Filed as exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(25)	Filed as exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(26)	Filed as exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.

(27)	Filed as exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.

(28)	Filed as exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.