Form 10-Q
period 2011-03-31
BROADSOFT INC
filed 2011-05-09
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

     The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on May 5, 2011, was 26,651,467.

BroadSoft, Inc.

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4. Controls and Procedures	30
PART II. OTHER INFORMATION	30
ITEM 1. Legal Proceedings	30
ITEM 1A. Risk Factors	30
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM 3. Defaults Upon Senior Securities	48
ITEM 4. (Removed and Reserved)	48
ITEM 5. Other Information	48
ITEM 6. Exhibits	48
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$47,421	$47,254
Short-term investments	20,608	13,703
Accounts receivable, net of allowance for doubtful accounts of $24 and $38 at March 31, 2011 and December 31, 2010, respectively	37,093	40,491
Other current assets	4,979	4,866

Total current assets	110,101	106,314

Long-term assets:
Property and equipment, net	3,657	3,590
Long-term investments	1,762	4,970
Restricted cash	972	972
Intangible assets, net	3,470	3,709
Goodwill	6,226	6,226
Other long-term assets	1,224	1,575

Total long-term assets	17,311	21,042

Total assets	$127,412	$127,356

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$8,117	$12,439
Notes payable and bank loans, current portion	1,182	1,170
Deferred revenue, current portion	56,133	57,437

Total current liabilities	65,432	71,046
Notes payable and bank loans	402	800
Deferred revenue, net of current portion	1,647	1,827
Other long-term liabilities	1,134	1,138

Total liabilities	68,615	74,811

Commitments and contingencies (Note 7)

Stockholders’ equity:

Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 or December 31, 2010	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at March 31, 2011 and December 31, 2010; 26,158,944 and 25,452,227 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	262	255
Additional paid-in capital	145,156	142,508
Accumulated other comprehensive loss	(1,834)	(1,736)
Accumulated deficit	(84,787)	(88,482)

Total stockholders’ equity	58,797	52,545

Total liabilities and stockholders’ equity	$127,412	$127,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Revenue:
Licenses	$15,191	$8,784
Maintenance and services	14,463	9,021

Total revenue	29,654	17,805

Cost of revenue:
Licenses	1,276	1,217
Maintenance and services	4,315	3,385
Amortization of intangibles	239	192

Total cost of revenue	5,830	4,794

Gross profit	23,824	13,011

Operating expenses:
Sales and marketing	8,484	7,101
Research and development	6,816	4,491
General and administrative	4,386	3,273

Total operating expenses	19,686	14,865

Income (loss) from operations	4,138	(1,854)

Other expense (income):
Interest income	(43)	(2)
Interest expense	20	306
Other expense	—	185

Total other (income) expense	(23)	489

Income (loss) before income taxes	4,161	(2,343)
Provision for income taxes	466	281

Net income (loss)	$3,695	$(2,624)

Net income (loss) per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.14	$(0.41)
Diluted	$0.13	$(0.41)

Weighted average common shares outstanding:
Basic	25,704	6,393
Diluted	28,277	6,393

Stock-based compensation expense included above:
Cost of revenue	$66	$35
Sales and marketing	334	111
Research and development	247	66
General and administrative	455	109
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and
Comprehensive Income (Loss)

	Total	Compre-				Accumulated
	Stockholders’	hensive	Common Stock Par		Additional	Other
	Equity	income	Value $0.01 Per Share		Paid-in	Comprehensive	Accumulated	Noncontrolling
	(Deficit)	(loss)	Shares	Amount	Capital	Loss	Deficit	Interest
				(In thousands)
Balance December 31, 2010	$52,545		25,452	$255	$142,508	$(1,736)	$(88,482)	$—

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	1,553		707	7	1,546	—	—	—

Stock-based compensation expense	1,102		—	—	1,102	—	—	—

Comprehensive loss:
Net income	3,695	$3,695	—	—	—	—	3,695
Other comprehensive income:
Foreign currency translation adjustment	(98)	(98)	—	—	—	(98)	—	—

Comprehensive income	3,597	$3,597	—	—	—	—	—	—

Balance March 31, 2011	$58,797		26,159	262	145,156	(1,834)	(84,787)	—

Balance December 31, 2009	$(77,800)	—	6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)
Issuance of common stock for exercise of stock options, net of effect of early exercises	300		161	2	298	—	—	—
Sale of shares to noncontrolling interest	4		—	—	—	—	—	4

Stock based compensation expense	321		—	—	321	—	—	—

Comprehensive loss:
Net income	(2,624)	$(2,624)	—	—	—	—	(2,624)	—
Other comprehensive loss
Foreign currency translation adjustment	171	171	—	—	—	171	—	—

Comprehensive loss:	(2,453)	$(2,453)	—	—	—	—	—	—

Balance March 31, 2010	$(79,628)		6,481	$65	$20,959	$(1,554)	$(99,098)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,695	$(2,624)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	632	539
Amortization of software licenses	455	455
Stock-based compensation expense	1,102	321
Other	49	206
Changes in operating assets and liabilities:
Accounts receivable	3,384	684
Other current and long-term assets	(339)	(1,048)
Accounts payable, accrued expenses and other long-term liabilities	(4,388)	(2,337)
Current and long-term deferred revenue	(1,484)	6,268

Net cash provided by operating activities	3,106	2,464

Cash flows from investing activities:
Purchases of property and equipment	(460)	(505)
Purchases of marketable securities	(8,676)	—
Proceeds from sale and maturities of marketable securities	4,979	—
Change in restricted cash	—	(502)

Net cash used in investing activities	(4,157)	(1,007)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,591	300
Taxes paid on vesting of RSUs	(38)	—
Notes payable and bank loans — payments	(386)	(506)

Net cash provided by (used in) financing activities	1,167	(206)

Effect of exchange rate changes on cash and cash equivalents	51	(20)

Net increase in cash and cash equivalents	167	1,231
Cash and cash equivalents, beginning of period	47,254	22,869

Cash and cash equivalents, end of period	$47,421	$24,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
1. Nature of Business
BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is a global provider of software that enables fixed-line, mobile and cable service providers to deliver voice and multimedia services over their Internet protocol (“IP”) based networks. The Company’s software enables its service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, IP multimedia communications, such as hosted IP private branch exchanges (“PBXs”), video calling, unified communications, collaboration and converged mobile and fixed-line services. The Company’s software, BroadWorks, performs a critical network function by serving as the software element that delivers and coordinates voice, video and messaging communications through a service provider’s IP-based network.
2. Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 7, 2011.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Recent Accounting Pronouncement
In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard is effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
3. Investments and Fair Value Disclosures
Investments in Marketable Securities
Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value, and are included on the Company’s balance sheet as either short-term or long-term investments depending on their maturity at the time of purchase. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). The Company’s primary objective when investing excess cash is preservation of principal.

	As of March 31, 2011
	Contracted	Carrying
	Maturity	Value
		(in thousands)
Money market funds	demand	$29,561

Total cash and cash equivalents		$29,561

U.S. agency notes	166 - 319 days	$3,526
Commercial paper	147 - 319 days	4,199
Corporate bonds	60 - 319 days	12,883

Total short-term investments		$20,608

U.S. agency notes	136 - 601 days	$999
Corporate bonds	382 - 662 days	763

Total long-term investments		$1,762

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Cash equivalents and certificates of deposit *	$30,735	$30,735	$34,458	$34,458
Short- and long-term investments	22,370	22,370	18,673	18,673

Total assets	$53,105	$53,105	$53,131	$53,131

*	Does not include $17.9 million and $14.0 million of operating cash balances as of March 31, 2011 and December 31, 2010, respectively.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     The carrying amounts of the Company’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. (See Note 5 Borrowings for additional information on the fair value of debt.)
     The Company uses a three-tier fair value measurement hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The three tiers are defined as follows:
•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical instruments and include the Company’s investments in money market funds and certificates of deposit;

•	Level 2. Inputs valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data and include the Company’s investments and marketable securities in U.S. agency notes, commercial paper, and corporate bonds; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classifications during the periods. The following tables summarize the values (in thousands):

	Balance at
	March 31, 2011	Level 1	Level 2	Level 3
Money market funds	$29,561	$29,561	$—	$—
Certificates of deposit	1,174	1,174	—	—

Total cash equivalents and certificates of deposit	30,735	30,735	—	—

U.S. agency notes	4,525	—	4,525	—
Commercial paper	4,199	—	4,199	—
Corporate bonds	13,646	—	13,646	—

Total investments	22,370	—	22,370	—

Total cash equivalents, certificates of deposit and investments	$53,105	$30,735	$22,370	$—

	Balance at
	December
	31, 2010	Level 1	Level 2	Level 3
Money market funds	$26,887	$26,887	$—	$—
U.S. agency notes	3,998	—	3,998	—
Commercial paper	2,399	—	2,399	—
Certificates of deposit	1,174	1,174	—	—

Total cash equivalents and certificates of deposit	34,458	28,061	6,397	—

U.S. agency notes	4,274	—	4,274	—
Commercial paper	4,995	—	4,995	—
Corporate bonds	9,404	—	9,404	—

Total investments	18,673	—	18,673	—

Total cash equivalents, certificates of deposit and investments	$53,131	$28,061	$25,070	$—
Assets Measured at Fair Value on a Nonrecurring Basis
     The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2011 and 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
4. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met.
Deferred revenue consisted of the following (in thousands):

	March 31,	December
	2011	31, 2010
Licenses	$25,063	$25,628
Maintenance and services	32,717	33,636

	$57,780	$59,264

Current portion	$56,133	$57,437
Non-current portion	1,647	1,827

	$57,780	$59,264

5. Borrowings
Installment Bank Loan
In May 2008, the Company amended a software license and maintenance agreement. The amended agreement provides the Company the right to distribute third-party software on a user basis up to 35,000,000 licenses over a four-year period for an additional one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provides for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At March 31, 2011 and December 31, 2010, the liability for the installment bank loan amounted to approximately $1.6 million and $2.0 million, respectively.
6. Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). At the same time, an additional 333,333 shares of common stock were added to the share reserve. On January 1, 2011, 1,145,860 shares were added to the 2009 Plan. At March 31, 2011, the Company had 1,140,796 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended
	March	March
	31, 2011	31, 2010
Stock options	$501	$295
Restricted stock awards	23	26
Restricted stock units	578	—

Total recognized stock compensation expense	$1,102	$321

Stock Options
The following table presents summary information related to stock options:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value as of
	Options	Exercise	Contractual	March 31,
	Outstanding	Price	Term (years)	2011
Balance, December 31, 2010	2,854,949	$3.22
Granted	47,500	25.30
Exercised	(643,683)	2.47
Forfeited	(7,555)	15.53

Balance, March 31, 2011	2,251,211	$3.86	7.33	$98.5 million

Vested at March 31, 2011	1,490,435	$2.30	6.75	$67.6 million
Exerciseable at March 31, 2011	1,838,624	$2.23	6.87	$83.3 million
The Company granted 47,500 stock options during the three months ended March 31, 2011 and none during the three months ended March 31, 2010. For the three months ended March 31, 2011 and March 31, 2010, the intrinsic value of stock options exercised was $25.6 million and $0.6 million, respectively, and cash received from stock options exercised was $1.6 million and $0.3 million, respectively. At March 31, 2011, unrecognized compensation expense related to unvested options was $1.6 million, which is scheduled to be recognized over a weighted average period of 1.18 years.
Restricted Stock Units
The following table presents a summary of activity for RSUs during the three months ended March 31, 2011:

		Weighted
	Number of	Average Grant
	RSUs	Date Fair Value
Balance, December 31, 2010	283,040	$7.87
Granted	110,430	33.83
Vested	(63,862)	6.70
Forfeited	(328)	9.00

Balance, March 31, 2011	329,280	$18.03

During the three months ended March 31, 2011, the Company granted 110,430 RSUs to certain officers and directors. At March 31, 2011, unrecognized compensation expense related to unvested RSUs was $3.5 million, which is scheduled to be recognized over a weighted average period of 1.53 years.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
In February 2011, the compensation committee approved a bonus plan that provides for the grant of RSUs to the Company’s executive officers with a fixed-dollar value of $0.6 million if the Company achieves certain performance metrics. Upon the achievement of the performance metrics, the number of RSUs to be granted will be determined by dividing $0.6 million by the average of the closing price of the Company’s common stock during the last thirty business days of 2011 and these RSUs will be fully vested on the date of grant. As of March 31, 2011, the Company has determined that the achievement of these performance metrics is not probable and, accordingly, has not recorded expense for these awards during the quarter ended March 31, 2011.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid in capital (“APIC”) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of March 31, 2011, the Company’s APIC pool balance was zero.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $28.5 million and $4.3 million at March 31, 2011 and December 31, 2010, respectively.
7. Commitments and Contingencies
In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any claims or been required to defend any action related to indemnification obligations to date. The Company is currently disputing an indemnity claim asserted by one of its customers. This customer seeks $3.6 million for reimbursement of a portion of the legal expenses incurred in defending a patent infringement lawsuit filed against it by another of the Company’s customers. While the Company believes this indemnity claim is without merit and management plans to continue to vigorously dispute this claim, the customer seeking indemnity has substantially greater resources than the Company. At this point, the Company believes it is not reasonably possible for this indemnity claim to have a material adverse effect on its financial position, results of operations or cash flows.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
entities are excluded from the effective tax calculation. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.
In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.
For the three months ended March 31, 2011 and 2010, the Company recorded a tax provision of $0.5 million and $0.3 million, respectively. The tax provisions for the three months ended March 31, 2011 and 2010 primarily pertained to taxable income generated by the Company’s foreign operations.
As of March 31, 2011, the Company has recorded a valuation allowance of $32.3 million, offsetting its gross deferred tax assets. The valuation allowance has been calculated in accordance with accounting guidance which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. Because evidence such as operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, the Company’s cumulative loss during the most recent three-year period represents sufficient negative evidence to require a full valuation allowance under the accounting guidance. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital. The Company believes it may release part or all of this valuation allowance in the second quarter of fiscal 2011, although the exact timing is subject to change based on the level of the Company’s profitability achieved during the quarter ending June 30, 2011 and the Company’s expectations regarding future period financial results. The Company expects that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing its reported net income during the period in which the valuation allowance is released.
9. Income (loss) per share data
Basic income (loss) per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income (loss) per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock, warrants and convertible securities were exercised or converted into common stock.
Diluted loss per common share was the same as basic loss per common share for the three months ended March 31, 2010 because the effects of potentially dilutive items were anti-dilutive given the Company’s losses.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three months ended March 31, 2011 and 2010. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represents the denominator:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands except per share data)
Net income (loss) attributable to BroadSoft, Inc.	$3,695	$(2,624)

Weighted average basic common shares outstanding	25,704	6,393
Dilutive effect of stock-based awards	2,573	NA

Weighted average diluted common shares outstanding	28,277	6,393

Earnings (loss) per share:
Basic	$0.14	$(0.41)
Diluted	$0.13	$(0.41)
NA — Not applicable because the effect was anti-dilutive given the Company’s losses during the period.
For the three months ended March 31, 2011, certain stock options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the quarter. For the three months ended March 31, 2010, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s losses for this period. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect was anti-dilutive was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Redeemable convertible preferred stock: *
Series B-1	—	1,413
Series C-1	—	9,771
Series D	—	805
Series E	—	417
Series E-1	—	250
Warrants on Series C-1 preferred stock **	—	46
Warrants on common stock	—	117
Restricted stock units and awards	—	261
Early exercise shares	1	2
Stock options	33	2,670

*	All of the redeemable convertible preferred stock automatically converted to common stock upon the closing of the Company’s IPO in June 2010. For the three months ended March 31, 2010, amounts presented in the table are for the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

**	All of the Series C-1 preferred stock warrants were automatically converted to common stock warrants upon the closing of the IPO. For the three months ended March 31, 2010, amounts presented in the table are the weighted average shares of common stock underlying these warrants.
10. Other (Income) Expense
Other (income) expense consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Interest income	$(43)	$(2)
Interest expense	20	306
Other expense, net	—	69
Change in fair value of preferred stock warrants	—	116

Total other (income) expense	$(23)	$489

11. Segment and Geographic Information
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
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
United States	$17,072	$9,539
EMEA	4,747	4,444
APAC	3,573	2,895
Other	4,262	927

	$29,654	$17,805

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	March	December
	31, 2011	31, 2010
Long-Lived Assets, net
United States	$5,049	$5,375
EMEA	190	187
APAC	79	70
Other	535	505

	$5,853	$6,137

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on March 7, 2011.
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
Company Overview
We are the leading global provider of software that enables fixed-line, mobile and cable service providers to deliver real time voice and multimedia communications services over their Internet protocol-based, or IP-based, networks. Our software, BroadWorks, enables our service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, IP real time voice and multimedia communications, such as hosted IP private branch exchanges, or PBXs, video calling, unified communications, or UC, collaboration and converged mobile and fixed-line services. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates voice, video and messaging communications through a service provider’s IP-based network. Service providers use BroadWorks to offer services that generate new revenue, reduce subscriber churn, capitalize on their investments in IP-based networks and help them migrate services from their legacy, circuit-based networks to their IP-based networks. We believe we are well-positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.
BroadWorks delivers and coordinates the enterprise, consumer, mobile and trunking IP real time voice and multimedia communications applications that service providers offer through their IP-based networks. BroadWorks is installed on industry-standard servers, typically located in service providers’ data centers. It interoperates with service providers’ core networks, accesses other networks for interworking with end-users’ communications devices and connects to service providers’ support and billing systems.
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
Industry Background
We believe telecommunications service providers are facing significant challenges to their traditional business models, including declining revenues in their legacy businesses, rapidly evolving customer communications demands and the need to generate returns on their increasing investments in IP-based networks. Historically, service providers derived much of their revenue from providing reliable voice and high speed data access. However, these legacy services have been increasingly commoditized as technological and regulatory changes have brought increased competition and lower prices. At the same time, enterprises and consumers have started to seek new and enhanced cloud-based communications services, such as hosted voice and IP real time voice and multimedia communications, converged mobile and fixed-line services, video calling and collaboration. These new and enhanced services provide service providers with opportunities to counter falling legacy revenues and increase subscriber growth. Service providers are utilizing their existing IP-based networks to deliver these services. Although these IP-based networks were originally built to deliver high speed data, they are being configured, through the use of new network software, to efficiently enable the broader, richer services that subscribers increasingly demand.
Company Strategy
Our goal is to strengthen our position as the leading global provider of IP real time voice and multimedia communications servers by enabling service providers to increase revenue opportunities by delivering feature-rich services to their enterprise and consumer subscribers and to leverage their investment in their IP-based networks. Key elements of our strategy include:
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

•	Continuing to acquire new customers. Our customers are located around the world and include 16 of the top 25 telecommunications service providers globally. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence, by expanding our geographic footprint and by penetrating more deeply into some types of service provider customers, such as additional cable and mobile service providers.
•	Pursue selected acquisitions that complement our strategy. We intend to continue to pursue acquisitions where we believe they are strategic to strengthen our leadership position.
Key Financial Highlights
Some of our key financial highlights for the quarter ended March 31, 2011 include:
•	Total revenue increased $11.9 million to $29.7 million, compared to $17.8 million in the quarter ended March 31, 2010;

•	Gross profit increased to $23.8 million, compared to $13.0 million in the quarter ended March 31, 2010;

•	Gross margin increased to 80%, compared to 73%, in the quarter ended March 31, 2010;

•	Operating income increased to $4.1 million, compared to a loss from operations of $1.9 million in the quarter ended March 31, 2010;

•	Net income increased to $3.7 million, compared to net loss of $2.6 million in the quarter ended March 31, 2010;

•	During the three months ended March 31, 2011, deferred revenue decreased $1.5 million to $57.8 million, compared to an increase of $6.3 million in the quarter ended March 31, 2010; and

•	Cash provided by operating activities for the three months ended March 31, 2011 was $3.1 million, compared to $2.5 million for the three months ended March 31, 2010.
Components of Operating Results
Revenue
     We derive our revenue from the sale of licenses, maintenance and services. We recognize revenue when all revenue recognition criteria have been met in accordance with software revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.
Our total revenue consists of the following:
•	Licenses. We derive license revenue from the sale of perpetual software licenses. We price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether any historical trends in recognized license revenue and deferred license revenue will continue.

•	Maintenance and services. We generally sell annual maintenance contracts with our software licenses. These contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support. We also sell services, which consist of implementation, training and consulting services.
Cost of Revenue
Our total cost of revenue consists of the following:
•	Cost of license revenue. A substantial majority of the cost of license revenue consists of royalties paid to third parties whose technology or products are sold as part of BroadWorks and, to a lesser extent, amortization of acquired technology. Most of these royalty payments are for the underlying embedded data base technology within BroadWorks for which we currently pay a fixed fee per quarter. Such costs are expensed in the period in which they are incurred.

•	Cost of maintenance and services revenue. Cost of maintenance and services revenue consists primarily of personnel-related expenses and other direct costs associated with the support, maintenance and implementation of our software licenses, as well as training and consulting services. Personnel expenses include salaries, commissions, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.
Gross Profit
Gross profit is the calculation of total revenue minus cost of revenue. Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including:
•	Mix of license, maintenance and services revenue. We generate higher gross margins on license revenue compared to maintenance and services revenue.

•	Growth or decline of license revenue. A substantial portion of cost of license revenue is fixed and is expensed in the period in which it occurs. This cost consists primarily of the royalty payments to our embedded database provider. If license revenue increases, these fixed payments will decline as a percentage of revenue. If license revenue declines, these fixed payments will increase as a percentage of revenue.

•	Impact of deferred revenue. If revenue is deferred because we are unable to determine vendor-specific objective evidence, or VSOE, of fair value for any undelivered element within an arrangement, or any other revenue recognition criteria have not been met, the applicable revenue derived from the arrangement is deferred, including license, maintenance and services revenue, until all elements for which we could not determine VSOE have been delivered or other revenue recognition criteria have been met. However, the cost of revenue, including the costs of license, maintenance and services, is expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on sales depends largely on the terms of the sale arrangement, and because we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 393 employees at March 31, 2011 from 372 employees at December 31, 2010, and we expect to continue to hire new employees to support our anticipated growth.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended March 31, 2011 and March 31, 2010, we recorded stock-based compensation expense of $1.1 million and $0.3 million, respectively.
In February 2011, the compensation committee approved a bonus plan that provides for the grant of RSUs to the Company’s executive officers with a fixed-dollar value of $0.6 million if the Company achieves certain performance metrics. Upon the achievement of the performance metrics, the number of RSUs to be granted will be determined by dividing $0.6 million by the average of the closing price of the Company’s common stock on the last thirty business days of 2011 and these RSUs will be fully vested on the date of grant. As of March 31, 2011, the Company has determined that the achievement of these performance metrics is not probable and, accordingly, has not recorded expense for these awards during the quarter ended March 31, 2011.
Based on stock options and other equity awards outstanding as of March 31, 2011, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $5.1 million over a weighted average period of approximately 1.42 years.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest accrued on outstanding borrowings under our installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions where there are no loss carryforwards to offset income in those jurisdictions. To date, we have been able to utilize our U.S. net operating loss carryforwards to offset our U.S. federal income. For the year ended December 31, 2010, we paid alternative minimum taxes due to the taxable income generated in the period.
As of March 31, 2011, we recorded a valuation allowance of $32.3 million, offsetting our gross deferred tax assets. The valuation allowance has been calculated in accordance with accounting guidance which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. Because evidence such as operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, our cumulative loss during the most recent three-year period represents sufficient negative evidence to require a full valuation allowance under the accounting guidance. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to paid-in capital. We believe we may release part or all of this valuation allowance in the second quarter of fiscal 2011, although the exact timing is subject to change based on the level of profitability achieved during the quarter ending June 30, 2011 and our expectations regarding future period financial results. We expect that a significant portion of the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income during the period in which the valuation allowance is released.
Recent Accounting Pronouncement
In December 2010, the Financial Accounting Standards Board issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard is effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have a material impact on our financial position or results of operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2010
Revenue

	Three Months Ended March 31,
	2011		2010
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$15,191	51%	$8,784	49%	$6,407	73%
Maintenance and services	14,463	49	9,021	51	5,442	60

Total revenue	$29,654	100%	$17,805	100%	$11,849	67

Revenue by Geography:
Americas	$21,334	72%	$10,466	59%	$10,868	104%
EMEA	4,747	16	4,444	25	303	7
APAC	3,573	12	2,895	16	678	23

Total revenue	$29,654	100%	$17,805	100%	$11,849	67

Total revenue for the three months ended March 31, 2011 increased by 67%, or $11.8 million, to $29.7 million, compared to the same period in 2010. This growth was driven by a 73% increase in license revenue and a 60% increase in maintenance and services revenue. Additionally, deferred revenue decreased by $1.5 million for the three months ended March 31, 2011, compared to growth of $6.3 million for the same period in 2010.
Total revenue from the Americas for the three months ended March 31, 2011 increased by 104%, or $10.9 million, to $21.3 million compared to the same period in 2010. The increase in the Americas revenue for the three months ended March 31, 2011 was primarily due to growth in software license sales and related maintenance and services. Europe, Middle East and Africa, or EMEA, total revenue for the three months ended March 31, 2011 increased by 7%, or $0.3 million, to $4.7 million compared to the same period in 2010. Asia Pacific, or APAC, total revenue for the three months ended March 31, 2011 increased by 23%, or $0.7 million, to $3.6 million compared to the same period in 2010. The increase in EMEA and APAC revenue for the three months ended March 31, 2011 was due to growth in software license sales, particularly our hosted UC and trunking applications.
License Revenue
License revenue for the three months ended March 31, 2011 increased by 73%, or $6.4 million, to $15.2 million. Deferred license revenue decreased by $0.6 million for the three months ended March 31, 2011, compared to growth of $1.5 million for the same period in 2010. The increase in license revenue for the three months ended March 31, 2011 was primarily related to growth in sales of software licenses in the Americas and APAC. This growth was most significant in license sales for enterprise users, particularly our hosted UC and trunking applications. The decrease in deferred revenue for the three months ended March 31, 2011 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the quarter.
Maintenance and Services Revenue
Maintenance and services revenue for the three months ended March 31, 2011 increased by 60%, or $5.4 million, to $14.5 million, compared to the same period in 2010. Deferred maintenance and services revenue declined by $0.9 million for the three months ended March 31, 2011, compared to growth of $4.7 million for the same period in 2010. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings. The decrease in deferred revenue for the three months ended March 31, 2011 was primarily driven by professional services projects that we deferred in prior periods and for which we recognized the revenue in the quarter.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2011		2010
		Percent		Percent
		of		of	Period-to-Period
		Related		Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$1,515	10%	$1,409	16%	$106	8%
Maintenance and services	4,315	30	3,385	38	930	27

Total cost of revenue	$5,830	20%	$4,794	27%	$1,036	22%

Gross Profit:
Licenses (1)	$13,676	90%	$7,375	84%	$6,301	85%
Maintenance and services	10,148	70	5,636	62	4,512	80

Total gross profit	$23,824	80%	$13,011	73%	$10,813	83%

(1)	Includes amortization of intangibles aggregating $239 and $192 for the three months ended March 31, 2011 and 2010, respectively.
For the three months ended March 31, 2011, our gross profit increased by 83%, or $10.8 million, to $23.8 million. Gross margin increased to 80% of revenue during the three months ended March 31, 2011 compared to 73% for the same period in 2010. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for the three months ended March 31, 2011, primarily due to growth in license revenue and maintenance and services revenue.
License cost of revenue increased by 8% to $1.5 million for the three months ended March 31, 2011. This increase was primarily due to a $0.1 million increase in personnel related expenses. For the three months ended March 31, 2011, license gross profit increased by 85% to $13.7 million, and license gross margin increased to 90% as compared to 84% in the same period in 2010.
Maintenance and services cost of revenue increased by 27% to $4.3 million in the three months ended March 31, 2011 as compared to the same period in 2010. The increase in maintenance and services cost of revenue was primarily due to an increase in personnel costs due to an increase in services personnel working directly on specific projects for certain customers which will also be included in future releases of our products. For the three months ended March 31, 2011, maintenance and services gross profit increased by 80% to $10.1 million, with a corresponding increase in gross margin to 70% compared to 62% for the same period in 2010, due to increased services revenue and higher utilization of maintenance and services resources.

Operating Expenses

	Three Months Ended March 31,
	2011		2010
		Percent of		Percent of	Period-to-Period
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$8,484	29%	$7,101	40%	$1,383	19%
Research and development	6,816	23	4,491	25	2,325	52
General and administrative	4,386	14	3,273	18	1,113	34

Total operating expenses	$19,686	66%	$14,865	83%	$4,821	32%

Sales and Marketing. Sales and marketing expense increased by 19%, or $1.4 million, to $8.5 million for the three months ended March 31, 2011. The primary driver of this increase was a $0.8 million increase in personnel costs.
Research and Development. Research and development expense increased by 52%, or $2.3 million, to $6.8 million for the three months ended March 31, 2011. This increase was primarily due to a $1.4 million increase in personnel costs, primarily from an increase in headcount which was both organic and as a result of an acquisition, and a $0.2 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 34%, or $1.1 million, to $4.4 million for the three months ended March 31, 2011. This increase was primarily attributable to a $0.4 million increase in personnel costs, an increase of $0.2 million in professional services fees and an increase of $0.3 million in stock-based compensation. A key driver of this growth in expense was as a result of our transition to becoming a public company.
Income from Operations
We had income from operations of $4.1 million for the three months ended March 31, 2011, compared to a loss of $1.9 million for the same period in 2010. The increase in income from operations for the three months ended March 31, 2011 was primarily a result of the fact that revenue and associated gross profit grew more quickly than expenses increased; specifically, gross profit grew by $10.8 million increase in gross profit, compared with a$4.8 million increase in total operating expenses described above.
Other (Income) Expense

	Three Months Ended March 31,
	2011		2010
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(43)	*	$(2)	*	$(41)	NM
Interest expense	20	*	306	2%	(286)	(93)%
Other expense	—	*	185	1%	(185)	(100)

Total other expense	$(23)	0%	$489	3%	$(512)	(105)%

*	Less than 1%

NM=	Not meaningful

Interest income for the three months ended March 31, 2011 was relatively unchanged as compared to the same period in 2010. Interest expense for the three months ended March 31, 2011 decreased by $0.3 million as a result of the voluntary early repayment of a credit facility subsequent to March 31, 2010. Other expense for the three months ended March 31, 2011 decreased $0.2 million due to the conversion of our preferred stock warrants to common stock warrants in connection with our initial public offering, IPO, of common stock subsequent to March 31, 2010.
Provision for Income Taxes
Provision for income taxes was $0.5 million for the three months ended March 31, 2011, compared to expense of $0.3 million for the same period in 2010. The income tax provision relates primarily to foreign taxes. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction.
Liquidity and Capital Resources
Resources
Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from our ability to generate revenue and deferred revenue in excess of our expenses. In June 2010, we completed our IPO through which we raised net proceeds of $40.0 million. In December 2010, we completed our follow-on offering through which we raised net proceeds of $9.9 million.
Cash, Cash Equivalents and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	As of March	As of December 31,
	31, 2011	2010
Cash and cash equivalents	$47,421	$47,254
Accounts receivable, net	37,093	40,491
Working capital	44,669	35,268

	For the Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$3,106	$2,464
Investing activities	(4,157)	(1,007)
Financing activities	1,167	(206)
Our cash and cash equivalents at March 31, 2011 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.0 million at March 31, 2011 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities
For the three months ended March 31, 2011, operating activities provided $3.1 million in net cash compared to $2.5 million for the same period in 2010, primarily as a result of net income of $3.7 million plus non-cash items, such as depreciation and amortization of $0.6 million, amortization of software licenses of $0.5 million and stock-based compensation expense of $1.1 million and a decrease in accounts receivable of $3.4 million that was offset by a $4.4 million increase in accounts payables and accrued expenses.
Investing Activities
Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.
For the three months ended March 31, 2011, net cash used in investing activities was $4.2 million, compared to $1.0 million for the same period in 2010. This increase was attributed to a $3.7 million increase in purchases of marketable securities as we increased our investment of excess cash.
Financing Activities
For the three months ended March 31, 2011, net cash provided by financing activities was $1.2 million, compared to net cash used in financing activities of $0.2 million for the same period in 2010. This amount consisted primarily of a $1.3 million increase in proceeds from the exercise of stock options.
Credit Facilities
Bank of America Installment Loan
We have an installment loan with Bank of America in the original principal amount of $6.4 million, to finance the payment of a one-time license and maintenance fee in connection with our license of certain third-party software. The interest rate on the loan is fixed at 4.0%. The loan provides for scheduled quarterly principal repayments of $0.4 million with the final principal payment due on April 1, 2012. As of March 31, 2011, the liability for the installment bank loan was approximately $1.6 million.
Operating and Capital Expenditure Requirements
We believe that the cash generated from operations, our current cash balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology and enterprise resource planning system. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
If our available cash resources are insufficient to satisfy our capital requirements, we may seek to sell equity or convertible debt securities or enter into a credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of March 31, 2011 (in thousands):

	Payments Due by Year
	Total	2011	2012 - 2013	2014 - 2014	After 2015
Operating lease obligations	$8,559	$1,008	$2,506	$1,789	$3,256
Bank of America installment loan	1,584	784	800	—	—

Total	$10,143	$1,792	$3,306	$1,789	$3,256

The amounts in the table above do not include contingent payments potentially payable to GENBAND Inc. in August 2011, as we are not able to provide a reliable estimate of the future payment.
As of March 31, 2011, we had unrecognized tax benefits of $0.4 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2011. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
As of March 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates would have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on March 31, 2011 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During the three months ended March 31, 2011, BroadWorks licenses and related services represented 92% of our revenue and 86% and 82% of our revenue for the years ended December 31, 2010 and 2009, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
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
For the years ended December 31, 2010 and 2009, Verizon Corporate Services Group Inc., or Verizon, accounted for approximately 15% and 10%, respectively, of our total revenue. Additionally, Ericsson AB, one of our distribution partners, and its controlled entities, which we refer to collectively as Ericsson, accounted for approximately 9% and 11% of our total revenue for the years ended December 31, 2010 and 2009, respectively. Accordingly, as a result of the current significance of both Verizon and Ericsson to our business, the loss of either Verizon as a customer or Ericsson as a distribution partner could have a material adverse effect on our results of operations. In addition, under our agreements with Verizon and Ericsson, neither party is required to purchase any minimum amount of our products or services. Furthermore, because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners, or if we suffer a substantial reduction in orders from one or more of these customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
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
We have incurred significant losses since inception and, as of March 31, 2011, we had an accumulated deficit of $84.8 million. Although we were profitable for the first time in 2010, we incurred net losses in each fiscal year prior to 2010 from inception, including a net loss of $7.8 million in 2009, and we may not be profitable in the future. In addition, we expect our expenses to grow in the future, including an increase in our internal and external financial, accounting and legal expenses resulting from operating as a public company.
If our revenue does not grow to offset these increased expenses, we may not be able to maintain profitability. Further, our historical revenue and expense trends may not be indicative of our future performance. In fact, in the future we may not experience any growth in our revenue or our revenue could decline. If any of these occur, our stock price could decline materially.
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
Our budgeted expense levels depend in part on our expectations of future revenue. Because any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time, if our revenue declines, our operating expenses and general overhead would likely be high relative to revenue, which could have a material adverse effect on our operating margin and operating results. In addition to the unpredictability of customer orders, our quarterly and annual results of operations are also subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition under accounting principles generally accepted in the United States, or GAAP. Compliance with these revenue recognition rules has resulted in our deferral of the recognition of revenue in connection with the sale of our software licenses, maintenance and services. The majority of our deferred revenue balance consists of software license orders that do not meet all the criteria for revenue recognition and the undelivered portion of maintenance. Although we typically use standardized license agreements designed to meet current revenue recognition criteria under GAAP, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element transactions with larger customers who often desire customized features, which causes us to defer revenue until all elements are delivered. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions with our customers can require us to defer recognition of revenue on such licenses.
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
The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products, evolving industry standards and recurring or unanticipated changes in customer requirements. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify and gain access to or develop new technologies. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources toward products or technologies for which market demand is lower than anticipated and, as a result, are abandoned. For example, in the fall of 2010, we announced BroadCloud, a cloud-based hosted infrastructure whereby we will deliver applications via our cloud, and we cannot guarantee that BroadCloud will be successful.
Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009, our research and development expenses were $6.8 million, or 23% of our total revenue, $19.6 million, or 21% of our total revenue, and $16.6 million, or 24% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions have impacted and in the future may impact some of our customers’ ability to pay their accounts payable.
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
Financial markets around the world have experienced extreme disruption since 2008, which is reflected by extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While these conditions have not impaired our ability to access credit markets and finance operations to date, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that may present future difficulties if we require access to these credit markets. These economic developments affect businesses in a number of ways. The tightening of credit in financial markets adversely affects the ability of our existing and potential customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in demand for our products and services. Our customers’ ability to pay for our solutions may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable.
Additionally, adverse global economic conditions could force one or more of our key customers or distribution partners to cease operations altogether. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our financial condition, results of operations, or cash flows.
We have made a number of acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.
As part of our growth strategy, we have made a number of acquisitions, most recently Packet Island, Inc. and Casabi, Inc. In October 2009, we acquired Packet Island, a software as a service, or SaaS, provider of service-based quality of experience assessment and monitoring tools for IP-based voice and video networks and services, which represents a complementary product offering for us. Our acquisition of Casabi in October 2010, a provider of cloud-based personalized content and messaging applications, expands our SaaS offerings. Whether we realize the anticipated benefits from these transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.
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
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design of our information systems. We will incur significant costs to remediate any material weaknesses, we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•	earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates;

•	the effective tax rate in the years following the year in which the valuation allowance is released may increase and/or be subject to volatility;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of the tax valuation allowance;

•	expiration of, or lapses in, the research and development tax credit laws;

•	expiration or non-utilization of net operating losses;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings; or

•	changes in tax laws, regulations, accounting principles or interpretations thereof.
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

The telecommunications industry has experienced significant consolidation over the past several years. We expect this trend to continue as companies attempt to strengthen or retain their market positions in an evolving industry and as businesses are acquired or are unable to continue operations. Consolidation among our customers, distribution partners and technology partners may cause delays or reductions in capital expenditure plans and increased competitive pricing pressures as the number of available customers and partners’ declines and their relative purchasing power increases in relation to suppliers. Additionally, the acquisition of one of our customers, distribution partners or technology partners by a company that uses or sells the products of one of our competitors could result in our loss of the customer or partner if the acquiring company elects to switch the acquired company to our competitor’s products. Moreover, the consolidation in the number of potential customers and distribution partners could increase the risk of quarterly and annual fluctuations in our revenue and operating results. Any of these factors could adversely affect our business, financial condition and results of operations.
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
We market, license and service our products globally and have a number of offices around the world. For the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009, 42%, 46% and 48% of our revenue, respectively, was attributable to our international customers. As of March 31, 2011, approximately 37% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
The reduction in or loss of sales by these distribution partners could materially reduce our revenue. For example, Ericsson accounted for approximately 9% and 11% of our total revenue for the years ended December 31, 2010 and 2009, respectively. If we fail to maintain relationships with our distribution partners, fail to develop new relationships with other distribution partners in new markets, fail to manage, train or incentivize existing distribution partners effectively, fail to provide distribution partners with competitive products on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been and may continue to be highly volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
Our stock price has been and may continue to be highly volatile and it could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:
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
In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Since our IPO, our common stock has traded at prices ranging from $7.34 to $55.45. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
Securities analysts may not publish favorable research or reports about our business or may publish no information which could cause our stock price or trading volume to decline.
The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a relatively new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Our management might apply our available capital resources in ways that do not increase the value of your investment.
We intend to use our available capital resources, including remaining net proceeds from our IPO and recently completed follow-on offering, for working capital and general corporate purposes, including expanding our development, operations, marketing and sales departments. We may also use a portion of these resources for the future acquisition of, or investment in, complementary businesses, products or technologies. Our management has broad discretion as to the use of these resources and you will be relying on the judgment of our management regarding the application of these resources. We might apply these resources in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these resources in a manner that does not yield a significant return, if any, on our investment of these resources, it would adversely affect the market price of our common stock.
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
None.
(b) Use of Proceeds from Public Offering of Common Stock
In June 2010, we completed our IPO. We raised a total of $45.5 million in gross proceeds from the initial public offering, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million.
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

Date: May 9, 2011