Form 10-Q
period 2011-06-30
BROADSOFT, INC.
filed 2011-08-08
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34777
BroadSoft, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52 2130962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9737 Washingtonian Boulevard, Suite 350
Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)
(301) 977-9440
Registrant’s telephone number, including area code:
(former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☑
     The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on August 4, 2011, was 26,937,695.

BroadSoft, Inc.
Table of Contents

Part I. Financial Information
Item 1. Financial Statements
BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(In thousands, except share
	and per share data)
Assets:
Current assets:
Cash and cash equivalents	$157,984	$47,254
Short-term investments	36,125	13,703
Accounts receivable, net of allowance for doubtful accounts of $54 and $38 at June 30, 2011 and December 31, 2010, respectively	34,083	40,491
Deferred tax asset	16,481	—
Other current assets	5,740	4,866

Total current assets	250,413	106,314

Long-term assets:
Property and equipment, net	3,657	3,590
Long-term investments	759	4,970
Restricted cash	937	972
Intangible assets, net	3,219	3,709
Goodwill	6,226	6,226
Other long-term assets	3,329	1,575

Total long-term assets	18,127	21,042

Total assets	$268,540	$127,356

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$9,232	$12,439
Notes payable and bank loans, current portion	1,194	1,170
Deferred revenue, current portion	53,014	57,437

Total current liabilities	63,440	71,046

Convertible senior notes	79,551	—
Notes payable and bank loans	—	800
Deferred revenue, net of current portion	1,365	1,827
Deferred tax liability	6,589	—
Other long-term liabilities	1,066	1,138

Total liabilities	152,011	74,811

Commitments and contingencies (Note 7)

Stockholders’ equity:

Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at June 30, 2011 and December 31, 2010; 26,889,058 and 25,452,227 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	269	255
Additional paid-in capital	187,260	142,508
Accumulated other comprehensive loss	(2,004)	(1,736)
Accumulated deficit	(68,996)	(88,482)

Total stockholders’ equity	116,529	52,545

Total liabilities and stockholders’ equity	$268,540	$127,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue:
Licenses	$19,202	$10,555	$34,393	$19,338
Maintenance and services	12,977	9,216	27,440	18,237

Total revenue	32,179	19,771	61,833	37,575

Cost of revenue:
Licenses	1,345	1,026	2,621	2,242
Maintenance and services	4,635	3,842	8,950	7,227
Amortization of intangibles	251	192	490	385

Total cost of revenue	6,231	5,060	12,061	9,854

Gross profit	25,948	14,711	49,772	27,721

Operating expenses:
Sales and marketing	9,077	7,710	17,561	14,812
Research and development	6,730	4,952	13,546	9,443
General and administrative	4,496	3,608	8,882	6,887

Total operating expenses	20,303	16,270	39,989	31,142

Income (loss) from operations	5,645	(1,559)	9,783	(3,421)

Other expense (income):
Interest income	(44)	(10)	(87)	(12)
Interest expense	238	393	258	699
Other (income) expense, net	—	(12)	—	173

Total other expense	194	371	171	860

Income (loss) before income taxes	5,451	(1,930)	9,612	(4,281)
(Benefit from) provision for income taxes	(10,340)	(156)	(9,874)	126

Net income (loss)	$15,791	$(1,774)	$19,486	$(4,407)

Net income (loss) per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.59	$(0.20)	$0.74	$(0.58)
Diluted	$0.57	$(0.20)	$0.70	$(0.58)

Weighted average common shares outstanding:
Basic	26,670	8,824	26,189	7,615
Diluted	27,939	8,824	27,796	7,615

Stock-based compensation expense included above:
Cost of revenue	$211	$57	$277	$92
Sales and marketing	415	254	749	365
Research and development	510	201	757	267
General and administrative	765	551	1,220	660
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and
Comprehensive Income (Loss)

		BroadSoft, Inc. Stockholders’ Equity (Deficit)
		Compre-				Accumulated
	Total	hensive	Common Stock Par		Additional	Other
	Stockholders’	income	Value $0.01 Per Share		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Equity (Deficit)	(loss)	Shares	Amount	Capital	Loss	Deficit	Interest
Balance December 31, 2010	$52,545		25,452	$255	$142,508	$(1,736)	$(88,482)	$—

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	2,815		1,436	14	2,801	—	—	—
Stock-based compensation expense	2,723		—	—	2,723	—	—	—

Equity component of convertible senior notes issuance	39,151		—	—	39,151	—	—	—
Tax windfall benefits on exercises of stock options	77		—	—	77	—	—	—

Comprehensive income:
Net income	19,486	$19,486	—	—	—	—	19,486	—
Other comprehensive income:
Foreign currency translation adjustment	(268)	(268)	—	—	—	(268)	—	—

Comprehensive income	19,218	$19,218	—	—	—	—	—	—

Balance June 30, 2011	$116,529		26,888	269	187,260	(2,004)	(68,996)	—

Balance December 31, 2009	$(77,800)	—	6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)

Issuance of common stock from IPO, net of discounts and issuance costs	39,981		5,048	50	39,931	—	—	—

Redeemable convertible preferred stock converted to common at IPO	68,866		12,962	130	68,736	—	—	—
Reclassification of warrant liability upon IPO	262		—	—	262	—	—	—
Warrant exercise	100		36	—	100	—	—	—
Issuance of common stock for exercise of stock options and lapse of RSUs, net of effect of early exercises and withholding tax	(163)		303	4	(167)	—	—	—
Sale of shares to noncontrolling interest	4		—	—	—	—	—	4
Stock-based compensation expense	1,384		—	—	1,384	—	—	—

Comprehensive loss:
Net loss	(4,407)	$(4,407)	—	—	—	—	(4,407)	—
Other comprehensive loss:
Foreign currency translation adjustment	141	141	—	—	—	141	—	—

Comprehensive loss:	(4,266)	$(4,266)	—	—	—	—	—	—

Balance June 30, 2010	$28,368		24,669	$247	$130,586	$(1,584)	$(100,881)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$19,486	$(4,407)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,302	1,277
Amortization of software licenses	910	910
Stock-based compensation expense	3,003	1,384
Tax windfall benefits from stock option exercises	77	—
Other	9	(128)
Changes in operating assets and liabilities:
Accounts receivable	6,424	2,517
Other current and long-term assets	(527)	(343)
Deferred income taxes	(9,926)	48
Accounts payable, accrued expenses and other long-term liabilities	(3,883)	(1,279)
Current and long-term deferred revenue	(4,885)	6,893

Net cash provided by operating activities	11,990	6,872

Cash flows from investing activities:
Purchases of property and equipment	(879)	(1,631)
Purchases of marketable securities	(31,482)	—
Proceeds from sale and maturities of marketable securities	13,271	—
Change in restricted cash	35	(453)

Net cash used in investing activities	(19,055)	(2,084)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	115,688	—
Proceeds from the exercise of stock options	3,195	332
Proceeds from issuance of common stock in connection with Company’s IPO, net of issuance costs	—	39,982
Proceeds from the exercise of preferred stock warrants	—	100
Redemption of Series A redeemable preferred stock	—	(4,224)
Taxes paid on vesting of RSUs	(380)	(506)
Notes payable and bank loans — payments	(776)	(15,895)

Net cash provided by financing activities	117,727	19,789

Effect of exchange rate changes on cash and cash equivalents	68	(80)

Net increase in cash and cash equivalents	110,730	24,497
Cash and cash equivalents, beginning of period	47,254	22,869

Cash and cash equivalents, end of period	$157,984	$47,366

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 7, 2011.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but the carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
3. Investments and Fair Value Disclosures
Investments in Marketable Securities
Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value, and are included on the Company’s balance sheet as either short-term or long-term investments depending on their maturity at the time of purchase. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company’s primary objective when investing excess cash is preservation of principal.

	As of June 30, 2011
	Contracted	Carrying
	Maturity	Value
		(in thousands)
Money market funds	demand	$130,989

Total cash equivalents		$130,989

U.S. agency notes	166 - 319 days	$3,746
Commercial paper	147 - 319 days	9,887
Corporate bonds	60 - 319 days	22,492

Total short-term investments		$36,125

Corporate bonds	382 - 662 days	$759

Total long-term investments		$759

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Cash equivalents and certificates of deposit *	$132,127	$132,127	$34,458	$34,458
Short and long-term investments	36,884	36,884	18,673	18,673

Total assets	$169,011	$169,011	$53,131	$53,131

Liabilities
Convertible senior notes**	$79,551	$120,000	$—	$—
Notes payable and bank loans	1,194	1,194	1,970	1,970

Total liabilities	$80,745	$121,194	$1,970	$1,970

*	Does not include $27.0 million and $14.0 million of operating cash balances as of June 30, 2011 and December 31, 2010, respectively.

**	The carrying value represents the bifurcated debt component only, while the fair value is based on the principal amount of the Notes, which did not separate the liability and equity components of the debt instrument.
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
The Company uses a three-tier fair value measurement hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The three tiers are defined as follows:
•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical instruments and include the Company’s investments in money market funds and certificates of deposit;

•	Level 2. Inputs valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data and include the Company’s investments and marketable securities in U.S. agency notes, commercial paper and corporate bonds; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Balance at
	June 30, 2011	Level 1	Level 2	Level 3
Money market funds	$130,989	$130,989	$—	$—
Certificates of deposit	1,138	1,138	—	—

Total cash equivalents and certificates of deposit	132,127	132,127	—	—

U.S. agency notes	3,746	—	3,746	—
Commercial paper	9,887	—	9,887	—
Corporate bonds	23,251	—	23,251	—

Total investments	36,884	—	36,884	—

Total cash equivalents, certificates of deposit and investments	$169,011	$132,127	$36,884	$—

	Balance at
	December
	31, 2010	Level 1	Level 2	Level 3
Money market funds	$26,887	$26,887	$—	$—
U.S. agency notes	3,998	—	3,998	—
Commercial paper	2,399	—	2,399	—
Certificates of deposit	1,174	1,174	—	—

Total cash equivalents and certificates of deposit	34,458	28,061	6,397	—

U.S. agency notes	4,274	—	4,274	—
Commercial paper	4,995	—	4,995	—
Corporate bonds	9,404	—	9,404	—

Total investments	18,673	—	18,673	—

Total cash equivalents, certificates of deposit and investments	$53,131	$28,061	$25,070	$—

Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended June 30, 2011 and 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met.
Deferred revenue consisted of the following (in thousands):

	June 30,	December
	2011	31, 2010
Licenses	$24,120	$25,628
Maintenance and services	30,259	33,636

	$54,379	$59,264

Current portion	$53,014	$57,437
Non-current portion	1,365	1,827

	$54,379	$59,264

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
5. Borrowings
Installment Bank Loan
In May 2008, the Company amended a software license and maintenance agreement. The amended agreement provides the Company the right to distribute third-party software on a user basis up to 35,000,000 licenses over a four-year period for an additional one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provides for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At June 30, 2011 and December 31, 2010, the liability for the installment bank loan amounted to approximately $1.2 million and $2.0 million, respectively.
Convertible Senior Notes
In June 2011, the Company issued $120.0 million aggregate principal amount of 1.50% convertible senior notes due in 2018 (the “Notes”). The Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The Notes may be converted by the holders of Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 1, 2018 only under the following circumstances: (a) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such day; (b) during any calendar quarter (and only during such quarter) after the calendar quarter ending September 30, 2011, if the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the Notes for redemption. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of the common stock, a 17.5% conversion premium based on the last reported sale price of $35.74 per share of the Company’s common stock on June 14, 2011. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change as defined in the indenture governing the Notes (the “Indenture”), occurs, prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted.
Holders of the Notes may require the Company to repurchase some or all of the Notes for cash, subject to certain exceptions, upon a fundamental change, as defined in the Indenture, at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant repurchase date.
The Company may not redeem the Notes prior to July 1, 2015. Beginning July 1, 2015, the Company may redeem for cash all or part of the Notes (except for the Notes that the Company is required to repurchase as described above) if the last reported sale price of the common stock exceeds 140% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the make-whole premium payments on all Notes called for redemption prior to the maturity date, including Notes converted after the date the Company delivered the notice of redemption.
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component, of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. This amount is subsequently amortized as interest expense through the July 2018 maturity date of the Notes. The remaining $1.4 million of offering costs were allocated to the equity component.
The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

As of
June 30, 2011
Convertible debt principal	$120,000
Unamortized convertible debt discount	(40,449)

Net carrying amount of convertible debt	$79,551

The following table presents the interest expense recognized related to the Notes (in thousands):

Three and Six
Months Ended
June 30, 2011
Contractual interest expense	$50
Amortization of debt issuance costs	11
Accretion of debt discount	161

Net expense	$222

As of June 30, 2011, the unamortized debt discount, which will be amortized over approximately seven years, was $40.4 million.
The net proceeds from the Note Offering were approximately $115.7 million, after deducting discounts to the initial purchasers and estimated offering expenses payable by the Company.
6. Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). At the same time, an additional 333,333 shares of common stock were added to the share reserve. On January 1, 2011, 1,145,860 shares were added to the 2009 Plan. At June 30, 2011, the Company had 1,015,806 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Stock options	$433	$329	$934	$624
Restricted stock awards	19	34	42	60
Restricted stock units	1,449	700	2,027	700

Total recognized stock-based compensation expense	$1,901	$1,063	$3,003	$1,384

Stock Options
The following table presents summary information related to stock options:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value as of
	Options	Exercise	Contractual	June 30,
	Outstanding	Price	Term (years)	2011
Balance, December 31, 2010	2,854,949	$3.22
Granted	102,700	33.46
Exercised	(1,345,014)	2.38
Forfeited	(14,099)	10.81

Balance, June 30, 2011	1,598,536	$5.80	7.54	$51.8 million

Vested at June 30, 2011	908,780	$2.65	6.93	$32.2 million

Exercisable at June 30, 2011	1,178,949	$2.61	6.94	$41.9 million
The Company granted 102,700 stock options during the six months ended June 30, 2011 and 280,838 stock options during the six months ended June 30, 2010. For the six months ended June 30, 2011 and June 30, 2010, the intrinsic value of stock options exercised was $53.2 million and $0.9 million, respectively, and cash received from stock options exercised was $3.2 million and $0.3 million, respectively. At June 30, 2011, unrecognized stock-based compensation expense related to unvested options was $5.4 million, which is scheduled to be recognized over a weighted average period of 1.19 years.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Restricted Stock Units
The following table presents a summary of activity for RSUs:

		Weighted
	Number of	Average Grant
	RSUs	Date Fair Value
Balance, December 31, 2010	283,040	$7.87
Granted	198,103	41.52
Vested	(101,643)	7.99
Forfeited	(1,228)	36.55

Balance, June 30, 2011	378,272	$25.37

During the six months ended June 30, 2011, the Company granted 111,153 RSUs to certain officers and directors and 86,950 RSUs to certain employees. At June 30, 2011, unrecognized stock-based compensation expense related to unvested RSUs was $2.2 million, which is scheduled to be recognized over a weighted average period of 1.56 years.
In February 2011, the compensation committee approved a bonus plan that provides for the grant of RSUs to the Company’s executive officers with a fixed-dollar value of $0.6 million if the Company achieves certain performance metrics. Upon the achievement of the performance metrics, the number of RSUs to be granted will be determined by dividing $0.6 million by the average of the closing price of the Company’s common stock during the last thirty business days of 2011, and these RSUs will be fully vested on the date of grant.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid in capital (“APIC”) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of June 30, 2011, the Company’s APIC pool balance was zero.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $55.5 million and $4.3 million at June 30, 2011 and December 31, 2010, respectively.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
In addition, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows.
8. Taxes
The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the accounting guidance for income taxes. Where the Company has entities with losses and does not expect to release the tax benefits in the foreseeable future, those entities are excluded from the effective tax calculation. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.
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
As of March 31, 2011, the Company’s U.S. net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, the Company reevaluated its deferred tax assets. Based upon the Company’s cumulative operating results for the rolling twelve quarters through June 30, 2011 and an assessment of the Company’s expected future results of operations, the Company determined that there was significant positive evidence regarding the realization of its U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing its core products and services both inside and outside the United States, the Company believes that it is more likely than not that its U.S. deferred tax assets will be realized. As a result, at June 30, 2011, the Company reversed a portion of its valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the three months ended June 30, 2011.
As of June 30, 2011, the Company has a remaining valuation allowance of approximately $5.9 million. Of the remaining valuation allowance as of June 30, 2011, $1.2 million relates to certain foreign NOLs that the Company has concluded that it is not more likely than not to be realized, and $0.1 million relates to capital losses the Company expects will expire prior to being utilized. It is expected that the remaining valuation allowance of $4.6 million will be released in the third and fourth quarters of 2011 in accordance with accounting guidance for income taxes.
The following table summarizes the Company’s (benefit from) provision for income taxes included in its unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interim period (benefit from) provision for income taxes	$(414)	$(156)	$52	$126
Release of valuation allowance	(9,926)	—	(9,926)	—

(Benefit from) provision for income taxes	$(10,340)	$(156)	$(9,874)	$126

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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
Diluted loss per common share was the same as basic loss per common share for the three and six months ended June 30, 2010 because the effects of potentially dilutive items were anti-dilutive given the Company’s losses during these periods.
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represents the denominator:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands except per share data)
Net income (loss) attributable to BroadSoft, Inc.	$15,791	$(1,774)	$19,486	$(4,407)

Weighted average basic common shares outstanding	26,670	8,824	26,189	7,615
Dilutive effect of stock-based awards	1,269	NA	1,607	NA

Weighted average diluted common shares outstanding	27,939	8,824	27,796	7,615

Earnings (loss) per share:
Basic	$0.59	$(0.20)	$0.74	$(0.58)
Diluted	$0.57	$(0.20)	$0.70	$(0.58)
NA — Not applicable because the effect was anti-dilutive given the Company’s losses during these periods.
For the three and six months ended June 30, 2011, certain stock options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the quarter. For the three and six months ended June 30, 2010, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s losses for these periods. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect was anti-dilutive was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Redeemable convertible preferred stock: *
Series B-1	—	524	—	556
Series C-1	—	8,698	—	9,232
Series D	—	716	—	760
Series E	—	371	—	394
Series E-1	—	223	—	236
Warrants on Series C-1 preferred stock **	—	40	—	43
Warrants on common stock	—	117	—	117
Restricted stock units and awards	84	316	42	288
Early exercise shares	—	2	1	2
Stock options	35	74	18	57

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

*	All of the redeemable convertible preferred stock automatically converted to common stock upon the closing of the Company’s IPO in June 2010. For the three and six months ended June 30, 2010, amounts presented in the table are the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.

**	All of the Series C-1 preferred stock warrants were automatically converted to common stock warrants upon the closing of the IPO. For the three and six months ended June 30, 2010, amounts presented in the table are the weighted average shares of common stock underlying these warrants.
10. Other (Income) Expense
Other (income) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income	$(44)	$(10)	$(87)	$(12)
Interest expense	238	393	258	699
Other expense, net	—	—	—	64
Change in fair value of preferred stock warrants	—	(12)	—	109

Total other expense	$194	$371	$171	$860

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
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
United States	$20,801	$9,204	$37,873	$18,743
EMEA	4,898	4,264	9,645	8,708
APAC	3,809	3,663	7,382	6,558
Other	2,671	2,640	6,933	3,566

	$32,179	$19,771	$61,833	$37,575

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	June 30,	December 31,
	2011	2010
Long-Lived Assets, net
United States	$7,064	$5,375
EMEA	185	187
APAC	122	70
Other	559	505

	$7,930	$6,137

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
We began selling BroadWorks in 2001. Over 450 service providers, located in more than 65 countries, including 16 of the top 25 telecommunications service providers globally as measured by revenue in the year ended December 31, 2009, have purchased our software. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.
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
•	Continuing to acquire new customers. Our customers are located around the world and include 16 of the top 25 telecommunications service providers globally. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence, by expanding our geographic footprint and by penetrating more deeply into some types of service provider customers, such as additional cable and mobile service providers.
•	Pursue selected acquisitions that complement our strategy. We intend to continue to pursue acquisitions where we believe they are strategic to strengthen our leadership position.
Key Financial Highlights
Some of our key financial highlights for the quarter ended June 30, 2011 include:
•	Total revenue increased to $32.2 million, compared to $19.8 million in the quarter ended June 30, 2010;

•	Gross profit increased to $25.9 million, compared to $14.7 million in the quarter ended June 30, 2010;

•	Gross margin increased to 81%, compared to 74%, in the quarter ended June 30, 2010;

•	Operating income increased to $5.6 million, or 18% of total revenue, compared to a loss from operations of $1.6 million in the quarter ended June 30, 2010;

•	Net income increased to $15.8 million, compared to net loss of $1.8 million in the quarter ended June 30, 2010;

•	Deferred revenue decreased $3.4 million to $54.4 million, compared to an increase of $0.6 million in the quarter ended June 30, 2010; and

•	Cash provided by operating activities for was $8.9 million, compared to $4.4 million for the quarter ended June 30, 2010.
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
Gross Profit
Gross profit is the calculation of total revenue minus cost of revenue. Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including:
•	Mix of license, maintenance and services revenue. We generate higher gross margins on license revenue compared to maintenance and services revenue.

•	Growth or decline of license revenue. A substantial portion of cost of license revenue is fixed and is expensed in the period in which it occurs. This cost consists primarily of the royalty payments to our embedded database provider. If license revenue increases, these fixed payments will decline as a percentage of revenue. If license revenue declines, these fixed payments will increase as a percentage of revenue.

•	Impact of deferred revenue. If we are unable to determine vendor-specific objective evidence, or VSOE, of fair value for any undelivered element within an arrangement, or any other revenue recognition criteria have not been met, the applicable revenue derived from the arrangement is deferred, including license, maintenance and services revenue, until all elements for which we could not determine VSOE have been delivered or other revenue recognition criteria have been met. However, the cost of revenue, including the costs of license, maintenance and services, is expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on sales depends largely on the terms of the sale arrangement, and because we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 408 employees at June 30, 2011 from 372 employees at December 31, 2010, and we expect to continue to hire new employees to support our anticipated growth.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended June 30, 2011 and June 30, 2010, we recorded stock-based compensation expense of $1.9 million and $1.1 million, respectively. For the six months ended June 30, 2011 and June 30, 2010, we recorded stock-based compensation expense of $3.0 million and $1.4 million, respectively.
In February 2011, the compensation committee approved a bonus plan that provides for the grant of RSUs to the Company’s executive officers with a fixed-dollar value of $0.6 million if the Company achieves certain performance metrics. Upon the achievement of the performance metrics, the number of RSUs to be granted will be determined by dividing $0.6 million by the average of the closing price of the Company’s common stock during the last thirty business days of 2011, and these RSUs will be fully vested on the date of grant.
Based on stock options and other equity awards outstanding as of June 30, 2011, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $7.6 million over a weighted average period of approximately 1.45 years.

Other (Income) Expense, Net
Other (income) expense, net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest accrued on our convertible senior notes (including amortization of debt issuance costs and accretion of debt discount) and outstanding borrowings under our installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America.
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
As of March 31, 2011, the our U.S. net operating losses, or NOLs, and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, we did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, we reevaluated our deferred tax assets. Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the United States, we believe that it is more likely than not that our U.S. deferred tax assets will be realized. As a result, at June 30, 2011, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the three months ended June 30, 2011.
As of June 30, 2011, we have a remaining valuation allowance of approximately $5.9 million. Of the remaining valuation allowance as of June 30, 2011, $1.2 million relates to certain foreign NOLs that we have concluded that it is not more likely than not to be realized, and $0.1 million relates to capital losses we expect will expire without being utilized. It is expected that the remaining valuation allowance of $4.6 million will be released in the third and fourth quarters of 2011 in accordance with accounting guidance for income taxes.
Recent Accounting Pronouncement
In December 2010, the Financial Accounting Standards Board, or FASB, issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard is effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have a material impact on our financial position or results of operations.
In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board, or IASB to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but the carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income, or OCI. The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.
Results of Operations
Comparison of the Three Months Ended June 30, 2011 and 2010
Revenue

	Three Months Ended June 30,
	2011		2010
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$19,202	60%	$10,555	53%	$8,647	82%
Maintenance and services	12,977	40	9,216	47	3,761	41

Total revenue	$32,179	100%	$19,771	100%	$12,408	63%

Revenue by Geography:
Americas	$23,472	73%	$11,844	60%	$11,628	98%
EMEA	4,898	15	4,264	22	634	15
APAC	3,809	12	3,663	18	146	4

Total revenue	$32,179	100%	$19,771	100%	$12,408	63%

Total revenue for the three months ended June 30, 2011 increased by 63%, or $12.4 million, to $32.2 million, compared to the same period in 2010. This growth was driven by an 82% increase in license revenue and a 41% increase in maintenance and services revenue. Deferred revenue decreased by $3.4 million for the three months ended June 30, 2011, compared to growth of $0.6 million for the same period in 2010.
Total revenue from the Americas for the three months ended June 30, 2011 increased by 98%, or $11.6 million, to $23.5 million compared to the same period in 2010. The increase in the Americas revenue for the three months ended June 30, 2011 was primarily due to growth in software license sales and related maintenance in addition to strong growth in services. Europe, Middle East and Africa, or EMEA, total revenue for the three months ended June 30, 2011 increased by 15%, or $0.6 million, to $4.9 million compared to the same period in 2010. Asia Pacific, or APAC, total revenue for the three months ended June 30, 2011 increased by 4%, or $0.1 million, to $3.8 million compared to the same period in 2010.

The increase in EMEA and APAC revenue for the three months ended June 30, 2011 was due to growth in software license sales, particularly our hosted UC and trunking applications.
License Revenue
License revenue for the three months ended June 30, 2011 increased by 82%, or $8.6 million, to $19.2 million. The increase in license revenue for the three months ended June 30, 2011 was primarily related to strong growth in sales of software licenses in the Americas. Deferred license revenue decreased by $0.9 million for the three months ended June 30, 2011, compared to growth of $0.7 million for the same period in 2010. The decrease in deferred revenue for the three months ended June 30, 2011 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the quarter.
Maintenance and Services Revenue
Maintenance and services revenue for the three months ended June 30, 2011 increased by 41%, or $3.8 million, to $13.0 million, compared to the same period in 2010. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings. Deferred maintenance and services revenue declined by $2.5 million for the three months ended June 30, 2011, compared to a slight decrease for the same period in 2010. The decrease in deferred revenue for the three months ended June 30, 2011 was primarily driven by professional services projects that we deferred in prior periods and for which we recognized the revenue in the quarter.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2011		2010
		Percent		Percent
		of		of	Period-to-Period
		Related		Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$1,596	8%	$1,218	12%	$378	31%
Maintenance and services	4,635	36	3,842	42	793	21

Total cost of revenue	$6,231	19%	$5,060	26%	$1,171	23%

Gross Profit:
Licenses (1)	$17,606	92%	$9,337	88%	$8,269	89%
Maintenance and services	8,342	64	5,374	58	2,968	55

Total gross profit	$25,948	81%	$14,711	74%	$11,237	76%

(1)	Includes amortization of intangibles aggregating $251 and $192 for the three months ended June 30, 2011 and 2010, respectively.
For the three months ended June 30, 2011, gross margin percent increased to 81% of revenue, compared to 74% for the same period in 2010. Our gross profit increased by 76%, or $11.2 million, to $25.9 million. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for the three months ended June 30, 2011, primarily due to growth in license revenue and maintenance and services revenue.

For the three months ended June 30, 2011, license gross margin percent increased to 92% as compared to 88% in the same period in 2010, and license gross profit increased by 89% to $17.6 million. License cost of revenue increased by 31% to $1.6 million for the three months ended June 30, 2011. This increase was primarily due to a $0.2 million increase in personnel related expenses.
For the three months ended June 30, 2011, maintenance and services gross margin percent increased to 64% compared to 58% for the same period in 2010, with a corresponding increase in gross profit of 55% to $8.3 million, due to increased services revenue and higher utilization of maintenance and services resources. Maintenance and services cost of revenue increased by 21% to $4.6 million in the three months ended June 30, 2011 as compared to the same period in 2010. The increase in maintenance and services cost of revenue was primarily due to an increase in personnel costs due to an increase in services personnel working directly on specific projects for certain customers which will also be included in future releases of our products.
Operating Expenses

	Three Months Ended June 30,
	2011		2010
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$9,077	28%	$7,710	39%	$1,367	18%
Research and development	6,730	21	4,952	25	1,778	36
General and administrative	4,496	14	3,608	18	888	25

Total operating expenses	$20,303	63%	$16,270	82%	$4,033	25%

Sales and Marketing. Sales and marketing expense increased by 18%, or $1.4 million, to $9.1 million for the three months ended June 30, 2011. The primary driver of this increase was a $1.0 million increase in personnel costs.
Research and Development. Research and development expense increased by 36%, or $1.8 million, to $6.7 million for the three months ended June 30, 2011. This increase was primarily due to a $1.3 million increase in personnel costs, driven by both organic growth and as a result of an acquisition completed in October 2010, and a $0.2 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 25%, or $0.9 million, to $4.5 million for the three months ended June 30, 2011. This increase was primarily attributable to a $0.8 million increase in personnel costs. A key driver of this growth in expense was as a result of our transition to becoming a public company.
Income from Operations
We had income from operations of $5.6 million for the three months ended June 30, 2011, compared to a loss of $1.6 million for the same period in 2010. The increase in income from operations for the three months ended June 30, 2011 was primarily a result of revenue and associated gross profit growing more quickly than expenses increased; specifically, gross profit grew by $11.2 million, compared with a $4.0 million increase in total operating expenses described above.

Other (Income) Expense

	Three Months Ended June 30,
	2011		2010
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(44)	*	$(10)	*	$(34)	340%
Interest expense	238	*	393	2%	(155)	(39)
Other expense	—	*	(12)	*	12	(100)

Total other expense	$194	*	$371	2%	$(177)	(48)%

*	Less than 1%
Interest income for the three months ended June 30, 2011 was relatively unchanged as compared to the same period in 2010. Interest expense for the three months ended June 30, 2011 decreased by $0.2 million as a result of the voluntary early repayment of a credit facility subsequent to June 30, 2010. We expect interest expense to increase in future quarters as a result of our recently issued convertible senior notes (the “Notes”).
Benefit From Income Taxes
Benefit from income taxes was $10.3 million for the three months ended June 30, 2011, compared to a $0.2 million benefit for the same period in 2010. The income tax benefit for the three months ended June 30, 2011 relates primarily the discrete release of the U.S. valuation allowance of $9.9 million and to foreign taxes. Excluding the release of the valuation allowance, changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The following table summarizes the our benefit from income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Interim period benefit from income taxes	$(414)	$(156)
Release of valuation allowance	(9,926)	—

Benefit from income taxes	$(10,340)	$(156)

As of March 31, 2011, the our NOLs and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, we did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, we reevaluated our deferred tax assets. Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the United States, we believe that it is more likely than not that our U.S. deferred tax assets will be realized. As a result, at June 30, 2011, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the three months ended June 30, 2011.
Comparison of the Six Months Ended June 30, 2011 and 2010
Revenue

	Six Months Ended June 30,
	2011		2010
		Percent of		Percent of	Period-to-Period
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$34,393	56%	$19,338	51%	$15,055	78%
Maintenance and services	27,440	44	18,237	49	9,203	50

Total revenue	$61,833	100%	$37,575	100%	$24,258	65%

Revenue by Geography:
Americas	$44,806	72%	$22,309	59%	$22,497	101%
EMEA	9,645	16	8,708	23	937	11
APAC	7,382	12	6,558	18	824	13

Total revenue	$61,833	100%	$37,575	100%	$24,258	65%

Total revenue for the six months ended June 30, 2011 increased by 65%, or $24.3 million, to $61.8 million, compared to the same period in 2010. This growth was driven by a 78% increase in license revenue and a 50% increase in maintenance and services revenue. Deferred revenue decreased by $4.9 million for the six months ended June 30, 2011, compared to growth of $6.9 million for the same period in 2010.
Total revenue from the Americas for the six months ended June 30, 2011 increased by 101%, or $22.5 million, to $44.8 million compared to the same period in 2010. The increase in the Americas revenue for the six months ended June 30, 2011 was primarily due to growth in software license sales and related maintenance and services. EMEA total revenue for the six months ended June 30, 2011 increased by 11%, or $0.9 million, to $9.6 million compared to the same period in 2010. APAC total revenue for the six months ended June 30, 2011 increased by 13%, or $0.8 million, to $7.4 million compared to the same period in 2010. The increase in EMEA and APAC revenue for the six months ended June 30, 2011 was due to growth in software license sales.
License Revenue
License revenue for the six months ended June 30, 2011 increased by 78%, or $15.1 million, to $34.4 million. The increase in license revenue for the six months ended June 30, 2011 was primarily related to growth in sales of software licenses in the Americas and APAC. Deferred license revenue decreased by $1.5 million for the six months ended June 30, 2011, compared to growth of $2.2 million for the same period in 2010. The decrease in deferred revenue for the six months ended June 30, 2011 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the period.
Maintenance and Services Revenue
Maintenance and services revenue for the six months ended June 30, 2011 increased by 50%, or $9.2 million, to $27.4 million, compared to the same period in 2010. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings. Deferred maintenance and services revenue declined by $3.4 million for the six months ended June 30, 2011, compared to growth of $4.7 million for the same period in 2010. The decrease in deferred revenue for the six months ended June 30, 2011 was primarily driven by professional services projects that we deferred in prior periods and for which we recognized the revenue in the period.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2011		2010
		Percent		Percent
		of		of	Period-to-Period
		Related		Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$3,111	9%	$2,627	14%	$484	18%
Maintenance and services	8,950	33	7,227	40	1,723	24

Total cost of revenue	$12,061	20%	$9,854	26%	$2,207	22%

Gross Profit:
Licenses (1)	$31,282	91%	$16,711	86%	$14,571	87%
Maintenance and services	18,490	67	11,010	60	7,480	68

Total gross profit	$49,772	80%	$27,721	74%	$22,051	80%

(1)	Includes amortization of intangibles aggregating $490 and $385 for the six months ended June 30, 2011 and 2010, respectively.
For the six months ended June 30, 2011, our gross margin percent increased to 80% of revenue, compared to 74% for the same period in 2010. Our gross profit increased by 80%, or $22.1 million, to $49.8 million. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for the six months ended June 30, 2011, primarily due to growth in license revenue and maintenance and services revenue.
For the six months ended June 30, 2011, license gross margin percent increased to 91% as compared to 86% in the same period in 2010 and license gross profit increased by 87% to $31.3 million. License cost of revenue increased by 18% to $3.1 million for the six months ended June 30, 2011. This increase was primarily due to a $0.2 million increase in personnel related expenses.
For the six months ended June 30, 2011, maintenance and services gross margin percent increased to 67%, compared to 60% in the same period in 2010, with a corresponding increase in gross profit of 68% to $18.5 million, due to increased services revenue and higher utilization of maintenance and services resources. Maintenance and services cost of revenue increased by 24% to $9.0 million in the six months ended June 30, 2011 as compared to the same period in 2010. The increase in maintenance and services cost of revenue was primarily due to an increase in personnel costs due to an increase in services personnel working directly on specific projects for certain customers that will also be included in future releases of our products.

Operating Expenses

	Six Months Ended June 30,
	2011		2010
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$17,561	28%	$14,812	39%	$2,749	19%
Research and development	13,546	22	9,443	25	4,103	43
General and administrative	8,882	15	6,887	19	1,995	29

Total operating expenses	$39,989	65%	$31,142	83%	$8,847	28%

Sales and Marketing. Sales and marketing expense increased by 19%, or $2.7 million, to $17.6 million for the six months ended June 30, 2011. The primary driver of this increase was a $2.1 million increase in personnel costs.
Research and Development. Research and development expense increased by 43%, or $4.1 million, to $13.5 million for the six months ended June 30, 2011. This increase was primarily due to a $2.8 million increase in personnel costs, primarily from an increase in headcount that was both organic and as a result of an acquisition, and a $0.4 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 29%, or $2.0 million, to $8.9 million for the six months ended June 30, 2011. This increase was primarily attributable to a $1.5 million increase in personnel costs and an increase of $0.5 million in professional services expenses. A key driver of this growth in expense was as a result of our transition to becoming a public company.
Income from Operations
We had income from operations of $9.8 million for the six months ended June 30, 2011, compared to a loss of $3.4 million for the same period in 2010. The increase in income from operations for the six months ended June 30, 2011 was primarily a result of revenue and associated gross profit growing more quickly than expenses increased; specifically, gross profit grew by $22.1 million increase in gross profit, compared with a $8.8 million increase in total operating expenses described above.
Other (Income) Expense

	Six Months Ended June 30,
	2011		2010
		Percent		Percent	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(87)	*	$(12)	*	$(75)	625%
Interest expense	258	*	699	2%	(441)	(63)
Other expense	—	*	173	*	(173)	(100)

Total other expense	$171	*	$860	2%	$(689)	(80)%

*	Less than 1%
Interest income for the six months ended June 30, 2011 was relatively unchanged as compared to the same period in 2010. Interest expense for the six months ended June 30, 2011 decreased by $0.4 million as a result of the voluntary early repayment of a credit facility subsequent to June 30, 2010. Other expense for the six months ended June 30, 2011 decreased $0.2 million due to the conversion of our preferred stock warrants to common stock warrants in connection with our initial public offering, or IPO, of common stock subsequent to June 30, 2010. We expect interest expense to increase in future quarters as a result of our recently issued convertible senior notes.
(Benefit from) Provision for Income Taxes
Benefit from income taxes was $9.9 million for the six months ended June 30, 2011, compared to a provision for income taxes of $0.1 million for the same period in 2010. The income tax provision relates primarily to foreign taxes and the discrete release of the U.S. valuation allowance of $9.9 million. Excluding the release of the valuation allowance, changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The following table summarizes our (benefit from) provision for income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Interim period provision for income taxes	$52	$126
Release of valuation allowance	(9,926)	—

(Benefit from) provision for income taxes	$(9,874)	$126

As of March 31, 2011, the our NOLs and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, we did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, we reevaluated our deferred tax assets. Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the United States, we believe that it is more likely than not that our U.S. deferred tax assets will be realized. As a result, at June 30, 2011, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the six months ended June 30, 2011.
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
In June 2011, we completed an offering of 1.50% convertible senior notes with net proceeds from the offering of approximately $115.7 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us.

Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

		As of
	As of June	December
	30, 2011	31, 2010
Cash and cash equivalents	$157,984	$47,254
Accounts receivable, net	34,083	40,491
Working capital	186,973	35,268

	For the Six Months
	Ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$11,990	$6,872
Investing activities	(19,055)	(2,084)
Financing activities	117,727	19,789
Our cash and cash equivalents at June 30, 2011 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.1 million at June 30, 2011 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.
Operating Activities
For the six months ended June 30, 2011, operating activities provided $12.0 million in net cash compared to $6.9 million for the same period in 2010, primarily as a result of net income of $19.5 million plus non-cash items, such as depreciation and amortization of $1.3 million, amortization of software licenses of $0.9 million and stock-based compensation expense of $3.0 million and a decrease in accounts receivable of $6.4 million that was partially offset by the release of the tax valuation allowance of $9.9 million, a $3.9 million decrease in accounts payables, accrued expenses and other long-term liabilities and a $4.9 million decrease in deferred revenue.
Investing Activities
Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.
For the six months ended June 30, 2011, net cash used in investing activities was $19.1 million, compared to $2.1 million for the same period in 2010. This increase was primarily attributable to an $18.2 million increase in net purchases of marketable securities as we increased our investment of excess cash.
Financing Activities
For the six months ended June 30, 2011, net cash provided by financing activities was $117.7 million, compared to net cash provided by financing activities of $19.8 million for the same period in 2010.

The principal source of cash generated from financing activities was related to the issuance of the Notes, which generated $115.7 million. Additionally, we issued common stock upon exercise of stock options, which generated $3.2 million.
Borrowings and Credit Facilities
Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of our 1.50% Notes. The Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted. See Footnote 5 to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for additional details about the Notes.
Bank of America Installment Loan
We have an installment loan with Bank of America in the original principal amount of $6.4 million to finance the payment of a one-time license and maintenance fee in connection with our license of certain third-party software. The interest rate on the loan is fixed at 4.0%. The loan provides for scheduled quarterly principal repayments of $0.4 million, with the final principal payment due on April 1, 2012. As of June 30, 2011, the liability for the installment bank loan was approximately $1.2 million.
Operating and Capital Expenditure Requirements
We believe that the cash generated from operations, our current cash and investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology and enterprise resource planning system. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
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

Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of June 30, 2011 (in thousands):

	Payments Due by Year
	Total	2011	2012 - 2013	2014 - 2015	After 2015
Convertible Senior Notes, including interest *	$132,650	$—	$3,650	$3,600	$125,400
Operating lease obligations	8,195	646	2,504	2,686	2,359
Bank of America installment loan	1,194	394	800	—	—
Equipment leases	147	28	110	9	—

Total	$142,186	$1,068	$7,064	$6,295	$127,759

*	Contractual interest obligations related to our Notes total $12.7 million at June 30, 2011, including $3.7 million, $3.6 million, and $5.4 million due in years 2012-2013, 2014-2015, and after 2015, respectively.
The amounts in the table above do not include contingent payments potentially payable to GENBAND Inc. in August 2011, as we are not able to provide a reliable estimate of the future payment.
As of June 30, 2011, we had unrecognized tax benefits of $0.9 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2011. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
As of June 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At June 30, 2011, we had long-term debt of $79.6 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.

Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates would have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on June 30, 2011 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a defendant in litigation arising out of the ordinary course of business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2010, we are not a party to any material, pending legal proceeding, nor are we aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our common stock are adverse to us or have a material interest adverse to us.

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
Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During the six months ended June 30, 2011, BroadWorks licenses and related services represented 83% of our revenue and 86% and 82% for the years ended December 31, 2010 and 2009, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
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
If a customer elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.
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
For the the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, Verizon Corporate Services Group Inc., or Verizon, accounted for approximately 11%, 15%, and 10%, respectively, of our total revenue. Additionally, Ericsson AB, one of our distribution partners, and its controlled entities, which we refer to collectively as Ericsson, accounted for approximately 9% and 11% of our total revenue for the years ended December 31, 2010 and 2009, respectively. Accordingly, as a result of the current significance of both Verizon and Ericsson to our business, the loss of either Verizon as a customer or Ericsson as a distribution partner could have a material adverse effect on our results of operations. In addition, under our agreements with Verizon and Ericsson, neither party is required to purchase any minimum amount of our products or services. Furthermore, because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners, or if we suffer a substantial reduction in orders from one or more of these customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
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
We have incurred significant losses since inception and, as of June 30, 2011, we had an accumulated deficit of $69.0 million. Although we were profitable for the first time in 2010, we incurred net losses in each fiscal year prior to 2010 from inception, including a net loss of $7.8 million in 2009 and we may not be profitable in the future. In addition, we expect our expenses to grow in the future, including an increase in our internal and external financial, accounting and legal expenses resulting from operating as a public company.
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
Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, our research and development expenses were $13.5 million, or 22% of our total revenue, $19.6 million, or 21% of our total revenue, and $16.6 million, or 24% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:
•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, such as our acquisitions of Packet Island, Inc., or Packet Island, and Casabi, Inc., or Casabi;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.
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
As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design of our information systems. We will incur significant costs to remediate any material weaknesses we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and The NASDAQ Stock Market, would likely result in increased costs to us as we respond to their requirements, which may adversely affect our operating results and financial condition.
Man-made problems such as computer viruses or terrorism may disrupt our operations and could adversely affect our operating results and financial condition.
Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. Efforts to limit the ability of third parties to disrupt the operations of the Internet or undermine our own security efforts may be ineffective. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread electrical blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, financial condition and reputation could be materially and adversely affected.
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
We incurred significant indebtedness through the sale of our 1.50% convertible senior notes due 2018, and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.
We incurred $120 million of senior indebtedness in June 2011 when we sold $120 million aggregate principal amount of 1.50% convertible senior notes due 2018, or the Notes. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:
•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.
We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the Notes, or any indebtedness that we may incur in the future, we would be in default, which would permit the holders of the Notes and such other indebtedness to accelerate the maturity of the Notes and such other indebtedness and could cause defaults under the Notes and such other indebtedness. Any default under the Notes or any indebtedness that we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.
The repurchase rights and events of default features of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the repurchase rights features of the Notes are triggered, holders of the Notes will be entitled to require us to repurchase all or a portion of their Notes. If the event of default features of the Notes are triggered, holders of the Notes may declare the principal amount of the Notes, plus accrued and unpaid interest thereon, to be immediately due and payable. In either event, we would be required to make cash payments to satisfy our obligations, which could adversely affect our liquidity. In addition, even if holders do not elect to exercise their repurchase rights or declare their Notes immediately due and payable, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.
The accounting method for convertible debt securities, such as the Notes, could have a material adverse effect on our reported financial results.
Under applicable accounting guidance, we must separately account for the liability and equity components of the Notes, because they may be settled partially in cash upon conversion, in a manner that reflects our economic interest cost. This guidance requires us to record the fair value of the conversion option of the Notes as a component of stockholders’ equity and include this amount in additional paid-in-capital on our consolidated balance sheet. The value of the conversion option of the Notes is reported as debt discount and subsequently amortized as interest expense through the expected maturity date of the Notes. We will report lower net income in our financial results because we will be required to include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

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
We market, license and service our products globally and have a number of offices around the world. For the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, 39%, 46% and 48% of our revenue, respectively, was attributable to our international customers. As of June 30, 2011, approximately 39% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
We intend to use our available capital resources, including remaining net proceeds from our IPO, our follow-on offering and our recently completed offering of the Notes, for working capital and general corporate purposes, including expanding our development, operations, marketing and sales departments. We may also use a portion of these resources for the future acquisition of, or investment in, complementary businesses, products or technologies. Our management has broad discretion as to the use of these resources and you will be relying on the judgment of our management regarding the application of these resources. We might apply these resources in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these resources in a manner that does not yield a significant return, if any, on our investment of these resources, it would adversely affect the market price of our common stock.

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
Provisions in the indenture for the Notes may deter or prevent a business combination.
Under the terms of the indenture governing the Notes, the occurrence of certain merger and business combination transactions could require us to repurchase all or a portion of the Notes, or, in some circumstances, increase the conversion rate applicable to the Notes. In addition, the indenture for the Notes prohibits us from engaging in certain mergers or business combination transactions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.
We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including additional shares associated with the potential conversion of the Notes, which could materially and adversely affect the market price of our common stock and cause dilution to existing stockholders.
Upon conversion of the Notes, we will repay the principal portion of the Notes in cash, but we will deliver shares of common stock to the noteholder in respect of any conversion value of the Notes. Additionally, we are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock, including upon the conversion of the Notes, or if we issue additional instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock. The issuance of additional shares of our common stock, including upon conversion of some or all of the Notes, will also dilute the ownership interests of existing holders of our common stock.

Dilution will be greater if the conversion rate of the Notes is adjusted upon the occurrence of certain events specified in the indenture to the Notes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
In June 2010, we completed our initial public offering. We raised a total of $45.5 million in gross proceeds from the initial public offering, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million.
We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds primarily in short-term, interest-bearing investment grade securities.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

10.1*†	BroadSoft, Inc. Executive Bonus Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

101.INS XBRL#	Instance Document

101.SCH XBRL#	Taxonomy Extension Schema

101.CAL XBRL#	Taxonomy Extension Calculation Linkbase

101.DEF XBRL#	Taxonomy Extension Definition Linkbase

101.LAB XBRL#	Taxonomy Extension Label Linkbase

101.PRE XBRL#	Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.
By:	/s/ James A. Tholen
James A. Tholen
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

Date: August 8, 2011