Form 10-Q
period 2011-09-30
BROADSOFT, INC.
filed 2011-11-07
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on November 3, 2011, was 27,039,628.

BroadSoft, Inc.

		Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	39

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

ITEM 3.	Defaults Upon Senior Securities	59

ITEM 4.	(Removed and Reserved)	59

ITEM 5.	Other Information	59

ITEM 6.	Exhibits	60

	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2

	101.INS XBRL
	101.SCH XBRL
	101.CAL XBR

101.DEF XBRL
101.LAB XBRL
101.PRE XBRL

Part I. Financial Information

Item 1. Financial Statements

BroadSoft, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$85,825	$47,254
Short-term investments	78,919	13,703
Accounts receivable, net of allowance for doubtful accounts of $100 and $38 at September 30, 2011 and December 31, 2010, respectively	33,613	40,491
Deferred tax assets	19,819	—
Other current assets	5,359	4,866

Total current assets	223,535	106,314

Long-term assets:
Property and equipment, net	4,119	3,590
Long-term investments	27,177	4,970
Restricted cash	937	972
Intangible assets, net	7,583	3,709
Goodwill	11,490	6,226
Other long-term assets	3,160	1,575

Total long-term assets	54,466	21,042

Total assets	$278,001	$127,356

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$12,987	$12,439
Notes payable and bank loans, current portion	864	1,170
Deferred revenue, current portion	48,084	57,437

Total current liabilities	61,935	71,046

Convertible senior notes	80,609	—
Notes payable and bank loans	—	800
Deferred revenue	1,920	1,827
Deferred tax liabilities	6,922	—
Other long-term liabilities	1,045	1,138

Total liabilities	152,431	74,811

Commitments and contingencies (Note 9)

Stockholders’ equity

Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at September 30, 2011 and December 31, 2010; 27,006,421 and 25,452,227 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	270	255
Additional paid-in capital	189,226	142,508
Accumulated other comprehensive loss	(2,275)	(1,736)
Accumulated deficit	(61,651)	(88,482)

Total stockholders’ equity	125,570	52,545

Total liabilities and stockholders’ equity	$278,001	$127,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue:
Licenses	$17,414	$12,876	$51,807	$32,215
Maintenance and services	18,266	9,396	45,706	27,633

Total revenue	35,680	22,272	97,513	59,848

Cost of revenue:
Licenses	1,275	1,373	3,896	3,616
Maintenance and services	4,568	3,329	13,518	10,556
Amortization of intangibles	236	186	726	571

Total cost of revenue	6,079	4,888	18,140	14,743

Gross profit	29,601	17,384	79,373	45,105

Operating expenses:
Sales and marketing	8,581	7,789	26,142	22,601
Research and development	6,587	4,787	20,133	14,230
General and administrative	5,269	3,349	14,151	10,236

Total operating expenses	20,437	15,925	60,426	47,067

Income (loss) from operations	9,164	1,459	18,947	(1,962)

Other expense (income):
Interest income	(79)	(18)	(166)	(30)
Interest expense	1,622	31	1,880	730
Other expense, net	—	—	—	174

Total other expense	1,543	13	1,714	874

Income (loss) before income taxes	7,621	1,446	17,233	(2,836)
Provision for (benefit from) income taxes	276	237	(9,598)	363

Net income (loss)	$7,345	$1,209	$26,831	$(3,199)

Net income (loss) per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.27	$0.05	$1.01	$(0.24)
Diluted	$0.26	$0.05	$0.96	$(0.24)

Weighted average common shares outstanding:
Basic	26,953	24,688	26,447	13,369
Diluted	27,935	26,646	27,839	13,369

Stock-based compensation expense included above:
Cost of revenue	$287	$63	$564	$155
Sales and marketing	466	239	1,215	604
Research and development	506	196	1,263	463
General and administrative	631	324	1,851	984

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

		BroadSoft, Inc. Stockholders’ Equity (Deficit)
	Total Stockholders’ Equity	Comprehensive income	Common Stock Par Value $0.01 Per Share		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	(Deficit)	(loss)	Shares	Amount	Capital	Loss	Deficit	Interest
Balance December 31, 2010	$52,545		25,452	$255	$142,508	$(1,736)	$(88,482)	$—

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	3,032		1,554	15	3,017	—	—	—
Stock-based compensation expense	4,473		—	—	4,473	—	—	—

Equity component of convertible senior notes issuance	39,151		—	—	39,151	—	—	—
Tax windfall benefits on exercises of stock options	77		—	—	77	—	—	—

Comprehensive income:
Net income	26,831	$26,831	—	—	—	—	26,831	—
Other comprehensive income:
Foreign currency translation adjustment	(539)	(539)	—	—	—	(539)	—	—

Comprehensive income	26,292	$26,292	—	—	—	—	—	—

Balance September 30, 2011	$125,570		27,006	270	189,226	(2,275)	(61,651)	—

Balance December 31, 2009	$(77,800)	—	6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)

Issuance of common stock from IPO, net of discounts and issuance costs	39,951		5,048	50	39,901	—	—	—

Redeemable convertible preferred stock converted to common at IPO	68,866		12,962	130	68,736	—	—	—
Reclassification of warrant liability upon IPO	262		—	—	262	—	—	—
Warrant exercise	100		36	—	100	—	—	—
Issuance of common stock for exercise of stock options and lapse of RSUs, net of effect of early exercises and withholding tax	(122)		330	4	(126)	—	—	—
Sale of shares to noncontrolling interest	4		—	—	—	—	—	4
Stock-based compensation expense	2,206		—	—	2,206	—	—	—

Comprehensive loss:
Net loss	(3,199)	$(3,199)	—	—	—	—	(3,199)	—
Other comprehensive loss:
Foreign currency translation adjustment	13	13	—	—	—	13	—	—

Comprehensive loss:	(3,186)	$(3,186)	—	—	—	—	—	—

Balance September 30, 2010	$30,281		24,696	$247	$131,419	$(1,712)	$(99,673)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$26,831	$(3,199)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,021	1,766
Amortization of software licenses	1,365	1,365
Stock-based compensation expense	4,893	2,206
Release of tax valuation allowance	(10,010)
Tax windfall benefits from stock option exercises	77	—
Other	(615)	(132)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,425	(5,156)
Other current and long-term assets	1,264	(423)
Deferred income taxes	15	—
Accounts payable, accrued expenses and other long-term liabilities	(1,021)	(286)
Current and long-term deferred revenue	(10,358)	14,251

Net cash provided by operating activities	21,887	10,392

Cash flows from investing activities:
Purchases of property and equipment	(1,789)	(1,856)
Payments for acquisitions, net of cash acquired	(10,788)	—
Purchases of marketable securities	(109,347)	—
Proceeds from sale of marketable securities	11,267	—
Proceeds from maturities of marketable securities	10,658	—
Purchase of intangible assets resulting from contingent consideration	(905)	(809)
Change in restricted cash	35	(458)

Net cash used in investing activities	(100,869)	(3,123)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	115,688	—
Proceeds from the exercise of stock options	3,494	385
Proceeds from issuance of common stock in connection with Company’s IPO, net of issuance costs	—	39,949
Proceeds from the exercise of preferred stock warrants	—	100
Redemption of Series A redeemable preferred stock	—	(4,320)
Taxes paid on vesting of RSUs	(462)	(506)
Notes payable and bank loans - payments	(1,106)	(16,294)

Net cash provided by financing activities	117,614	19,314

Effect of exchange rate changes on cash and cash equivalents	(61)	36

Net increase in cash and cash equivalents	38,571	26,619
Cash and cash equivalents, beginning of period	47,254	22,869

Cash and cash equivalents, end of period	$85,825	$49,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 7, 2011.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for the Company beginning in the first quarter of 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

3.	Investments and Fair Value Disclosures

Investments in Marketable Securities

Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value, and are included on the Company’s balance sheet as either short-term or long-term investments depending on their maturity . Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company’s primary objective when investing excess cash is preservation of principal.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2011
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$61,410

Total cash equivalents		$61,410

U.S. agency notes	166 - 319 days	$26,504
Commercial paper	147 - 319 days	18,985
Corporate bonds	60 - 319 days	33,430

Total short-term investments		$78,919

U.S. agency notes	382 - 662 days	$16,248
Corporate bonds	382 - 662 days	10,929

Total long-term investments		$27,177

Fair Value

The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets

Cash equivalents and certificates of deposit *	$62,393	$62,393	$34,458	$34,458
Short and long-term investments	106,096	106,096	18,673	18,673

Total assets	$168,489	$168,489	$53,131	$53,131

Liabilities
Convertible senior notes **	$80,609	$120,000	$—	$—
Notes payable and bank loans	864	864	1,970	1,970

Total liabilities	$81,473	$120,864	$1,970	$1,970

*	Does not include $24.4 million and $14.0 million of operating cash balances as of September 30, 2011 and December 31, 2010, respectively.
**	The carrying value represents the bifurcated debt component only, while the fair value is based on the principal amount of the notes, which did not separate the liability and equity components of the debt instrument.

The carrying amounts of the Company’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. (See Note 7 Borrowings for additional information on the fair value of debt.)

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classifications during the periods. The following tables summarize the values (in thousands):

	September 30, 2011	Level 1	Level 2	Level 3

Money market funds	$61,410	$61,410	$—	$—
Certificates of deposit	983	983	—	—

Total cash equivalents and certificates of deposit	62,393	62,393	—	—

U.S. agency notes	42,752	—	42,752	—
Commercial paper	18,985	—	18,985	—
Corporate bonds	44,359	—	44,359	—

Total investments	106,096	—	106,096	—

Total cash equivalents, certificates of deposit and investments	$168,489	$61,456	$106,096	$—

	December 31, 2010	Level 1	Level 2	Level 3

Money market funds	$26,887	$26,887	$—	$—
U.S. agency notes	3,998	—	3,998	—
Commercial paper	2,399	—	2,399	—
Certificates of deposit	1,174	1,174	—	—

Total cash equivalents and certificates of deposit	34,458	28,061	6,397	—

U.S. agency notes	4,274	—	4,274	—
Commercial paper	4,995	—	4,995	—
Corporate bonds	9,404	—	9,404	—

Total investments	18,673	—	18,673	—

Total cash equivalents, certificates of deposit and investments	$53,131	$28,061	$25,070	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended September 30, 2011 and 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	Acquisitions

iLinc

On September 30, 2011, the Company completed its acquisition of all outstanding shares of iLinc Communications, Inc. (“iLinc”). iLinc is a provider of web collaboration services for global businesses, governments and educational institutions. The acquisition of iLinc and its web collaboration SaaS offering complements BroadSoft’s BroadCloud™ services capabilities.

The purchase price for iLinc was $10.8 million and the Company funded the acquisition with cash on hand. The Company incurred $0.4 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011.

The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of September 30, 2011 (in thousands):

September 30, 2011
Cash and cash equivalents	$320
Accounts receivable	504
Prepaid expenses and other assets	54
Property and equipment	34
Trade name	100
Developed technology	3,100
Customer relationships	1,400
Goodwill	4,359
Deferred tax asset	2,927
Accounts payable and accrued expenses	(912)
Deferred revenue	(1,098)

Total purchase price	$10,788

Developed technology represents purchased technology that reached technological feasibility and for which iLinc had substantially completed development as of the date of acquisition. Fair value was determined using estimated future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Key assumptions included a discount factor of 11.5% and estimates of revenue growth, cost of revenue, operating expenses and taxes.

The customer relationships, trade name and developed technology are being amortized on a straight-line basis over a period of five years, three years and six years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately four years. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be periodically tested for impairment. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that are enhance the Company’s overall product portfolio.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pro Forma Financial Information for Acquisition of iLinc

The unaudited pro forma statement of operations data below gives effect to the acquisition of iLinc as if it had occurred on January 1, 2010. The following data includes adjustments for amortization of intangibles and interest expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2010.

	2011	2010	2011	2010
	(in thousands, except per share data)
Revenue	$37,135	$24,014	$102,220	$65,123
Net income (loss)	6,270	1,096	25,685	(3,812)

Net income (loss) per common share, basic	$0.23	$0.04	$0.97	$(0.29)
Net income (loss) per common share, diluted	$0.22	$0.04	$0.92	$(0.29)

5.	Goodwill

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2010, net	$6,226
Increase in goodwill related to acquisitions	4,359
Purchase accounting adjustments	905

Balance as of September 30, 2011, gross	$11,490

The purchase accounting adjustments during the nine months ended September 30, 2011 were from contingent payments to GENBAND, Inc. (“GENBAND”), which were made in connection with the Company’s acquisition of the M6 application server business from GENBAND. Pursuant to the terms of the acquisition agreement, the Company was required to make a payment to GENBAND equal to 15% of annual qualifying sales related to M6 for three years from the acquisition date of August 27, 2008.

6.	Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Deferred revenue consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Licenses	$18,652	$25,628
Maintenance and services	31,352	33,636

	$50,004	$59,264

Current portion	$48,084	$57,437
Non-current portion	1,920	1,827

	$50,004	$59,264

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	Borrowings

Installment Bank Loan

In May 2008, the Company amended a software license and maintenance agreement. The amended agreement provides the Company the right to distribute third-party software on a user basis up to 35,000,000 licenses over a four-year period for an additional one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provides for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At September 30, 2011 and December 31, 2010, the liability for the installment bank loan amounted to approximately $0.8 million and $2.0 million, respectively.

Convertible Senior Notes

In June 2011, the Company issued $120.0 million aggregate principal amount of 1.50% convertible senior notes due in 2018 (the “Notes”). The Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

The Notes may be converted by the holders of Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 1, 2018 only under the following circumstances: (a) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (b) during any calendar quarter (and only during such quarter) after the calendar quarter ended September 30, 2011, if the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the Notes for redemption. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of the common stock, a 17.5% conversion premium based on the last reported sale price of $35.74 per share of the Company’s common stock on June 14, 2011. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted.

Holders of the Notes may require the Company to repurchase some or all of the Notes for cash, subject to certain exceptions, upon a fundamental change, as defined in the Indenture, at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant repurchase date.

The Company may not redeem the Notes prior to July 1, 2015. Beginning July 1, 2015, the Company may redeem for cash all or part of the Notes (except for the Notes that the Company is required to repurchase as described above) if the last reported sale price of the common stock exceeds 140% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

sum of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the make-whole premium payments on all Notes called for redemption prior to the maturity date, including Notes converted after the date the Company delivered the notice of redemption.

The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component, of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. This amount is being amortized as interest expense through the July 2018 maturity date of the Notes. The unamortized offering costs at September 30, 2011 were $2.8 million. The remaining $1.4 million of offering costs were allocated to the equity component.

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

September 30, 2011

Convertible debt principal	$120,000
Unamortized convertible debt discount	(39,005)

Net carrying amount of convertible debt	$80,995

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Contractual interest expense	$450	$500
Amortization of debt issuance costs	101	113
Accretion of debt discount	1,058	1,218

Net expense	$1,609	$1,831

As of September 30, 2011, the unamortized debt discount, which will be amortized over approximately seven years, was $39.0 million.

The net proceeds from the Note offering were approximately $115.7 million, after deducting discounts to the initial purchasers and offering expenses payable by the Company.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

8.	Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). At the same time, an additional 333,333 shares of common stock were added to the share reserve. On January 1, 2011, 1,145,860 shares were added to the 2009 Plan. At September 30, 2011, the Company had 973,023 shares of common stock available for issuance under the 2009 Plan.

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock options	$553	$416	$1,487	$1,040
Restricted stock awards	18	23	60	83
Restricted stock units	1,319	383	3,346	1,083

Total recognized stock-based compensation expense	$1,890	$822	$4,893	$2,206

Stock Options

The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2010	2,854,949	$3.22
Granted	149,150
Exercised	(1,448,446)
Forfeited	(29,793)

Balance, September 30, 2011	1,525,860	$6.85	7.55	$36,675,048

Vested at September 30, 2011	894,891	$2.80	6.97	$24,655,410

Exercisable at September 30, 2011	1,095,625	$2.74	6.94	$38,776,199

The Company granted 149,150 stock options during the nine months ended September 30, 2011 and 312,583 stock options during the nine months ended September 30, 2010. For the nine months ended September 30, 2011 and September 30, 2010, the intrinsic value of stock options exercised was $56.4 million and $0.8 million, respectively, and cash received from stock options exercised was $3.5 million and $0.4 million, respectively. At September 30, 2011, unrecognized stock-based compensation expense related to unvested options was $2.4 million, which is scheduled to be recognized over a weighted average period of 1.17 years.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units

The following table presents a summary of activity for RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	283,040	$7.87
Granted	221,103	40.98
Vested	(118,181)	11.82
Forfeited	(10,916)	26.21

Balance, September 30, 2011	375,046	$26.65

During the nine months ended September 30, 2011, the Company granted 134,153 RSUs to certain officers and directors and 86,950 RSUs to certain employees. During the nine months ended September 30, 2010, the Company granted 99,998 RSUs to certain officers. These RSUs are settled in shares of common stock and will vest in two equal annual installments following the date of grant. The Company also granted an aggregate of 191,227 RSUs to certain employees and officers, which vest over four years following the date of grant. Also in the period, the Company granted an aggregate of 4,999 RSUs to certain directors, which vested immediately with the closing of the IPO. In addition, the Company granted 11,466 RSUs to certain directors that fully vested on December 31, 2010 and 500 RSUs to a consultant that vested immediately upon the closing of the IPO. At September 30, 2011, unrecognized stock-based compensation expense related to unvested RSUs was $4.8 million, which is scheduled to be recognized over a weighted average period of 1.38 years.

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

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $58.2 million and $4.3 million at September 30, 2011 and December 31, 2010, respectively.

9.	Commitments and Contingencies

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

10.	Taxes

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

As of March 31, 2011, the Company’s U.S. net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, the Company reevaluated its deferred tax assets. Based upon the Company’s cumulative operating results for the rolling twelve quarters through June 30, 2011 and an assessment of the Company’s expected future results of operations, the Company determined that there was significant positive evidence regarding the realization of its U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing its core products and services both inside and outside the United States, the Company believes that it is more likely than not that its U.S. deferred tax assets will be realized. As a result, at June 30, 2011, the Company reversed a portion of its valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the three months ended June 30, 2011. At September 30, 2011, the Company reversed an additional valuation allowance and recognized an additional net deferred tax asset of $0.1 million based on the revised amount of U.S. net deferred tax assets expected to be remaining as of December 31, 2011. In addition, with the acquisition of iLinc, the Company acquired deferred tax assets of approximately $2.9 million that were recorded during the three months ended September 30, 2011.

As of September 30, 2011, the Company has a remaining valuation allowance of approximately $3.0 million. Of the remaining valuation allowance as of September 30, 2011, $1.3 million relates to certain foreign NOLs that the Company has concluded that it is not more likely than not to be realized, and $0.1 million relates to capital losses the Company expects will expire prior to being utilized. It is expected that the remaining valuation allowance of $1.6 million will be released in the fourth quarter of 2011 in accordance with accounting guidance for income taxes.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s provision for (benefit from) income taxes included in its unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interim period provision for (benefit from) income taxes	$360	$237	$412	$363
Release of valuation allowance	(84)	—	(10,010)	—

Provision for (benefit from) income taxes	$276	$237	$(9,598)	$363

11.	Income (loss) per share data

Basic income (loss) per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income (loss) per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock, warrants and convertible securities were exercised or converted into common stock.

Diluted loss per common share was the same as basic loss per common share for the nine months ended September 30, 2010 because the effects of potentially dilutive items were anti-dilutive given the Company’s losses during the period.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represents the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands except per share data)

Net income (loss)	$7,345	$1,209	$26,831	$(3,199)

Weighted average basic common shares outstanding	26,953	24,688	26,447	13,369
Dilutive effect of stock-based awards	982	1,958	1,392	NA

Weighted average diluted common shares outstanding	27,935	26,646	27,839	13,369

Earnings (loss) per share:
Basic	$0.27	$0.05	$1.01	$(0.24)
Diluted	$0.26	$0.05	$0.96	$(0.24)

NA – Not applicable because the effect was anti-dilutive given the Company’s losses during this period.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, certain stock options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the period. For the nine months ended September 30, 2010, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s losses for the period. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect was anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Redeemable convertible preferred stock: *
Series B-1	—	—	—	369
Series C-1	—	—	—	6,121
Series D	—	—	—	504
Series E	—	—	—	261
Series E-1	—	—	—	157
Warrants on Series C-1 preferred stock **	—	—	—	29
Warrants on common stock	—	117	—	117
Restricted stock units and awards	—	—	—	156
Early exercise shares	—	1	—	2
Stock options	127	330	61	1,972

*	All of the redeemable convertible preferred stock automatically converted to common stock upon the closing of the Company’s IPO in June 2010. For the three and nine months ended September 30, 2010, amounts presented in the table are the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.
**	All of the Series C-1 preferred stock warrants were automatically converted to common stock warrants upon the closing of the IPO. For the three and nine months ended September 30, 2010, amounts presented in the table are the weighted average shares of common stock underlying these warrants.

12.	Other (Income) Expense

Other (income) expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest income	(79)	$(18)	$(166)	$(30)
Interest expense	1,622	31	1,880	730
Other expense, net	—	—	—	65
Change in fair value of preferred stock warrants	—	—	—	109

Total other expense	$1,543	$13	$1,714	$874

13.	Segment and Geographic Information

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$15,150	$10,401	$53,023	$29,144
EMEA	7,208	7,252	16,853	15,960
APAC	10,910	3,241	18,292	9,799
Other	2,412	1,378	9,345	4,945

Total Revenue	$35,680	$22,272	$97,513	$59,848

	September 30, 2011	December 31, 2010
Long-Lived Assets, net
United States	$7,286	$5,375
EMEA	171	187
APAC	141	70
Other	618	505

Total Long-Lived Assets, net	$8,216	$6,137

14.	Subsequent Event

On October 21, 2011, the Company completed its acquisition of Movial Applications Oy, or Movial, which provides multimedia sharing applications that are optimized for a wide range of communications devices and IP-based communications applications. The purchase price for Movial was approximately $5.1 million and the Company funded the acquisition with cash on hand. Because this acquisition recently closed, the Company has not yet completed the initial purchase price allocation.

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

•	Pursue selected acquisitions that complement our strategy. We intend to continue to pursue acquisitions where we believe they are strategic to strengthening our leadership position.

Key Financial Highlights

Some of our key financial highlights for the quarter ended September 30, 2011 include:

•	Total revenue increased by 60% to $35.7 million, compared to $22.3 million in the quarter ended September 30, 2010;

•	Gross profit increased to $29.6 million, compared to $17.4 million in the quarter ended September 30, 2010;

•	Gross margin increased to 83%, compared to 78% in the quarter ended September 30, 2010;

•	Operating income increased to $9.2 million, or 26% of total revenue, compared to $1.5 million, or 7% of total revenue, in the quarter ended September 30, 2010;

•	Net income increased to $7.3 million, compared to $1.2 million in the quarter ended September 30, 2010;

•	Deferred revenue decreased $4.4 million to $50.0 million, compared to an increase of $7.3 million in the quarter ended September 30, 2010; and

•	Cash provided by operating activities was $9.9 million, compared to $3.5 million for the quarter ended September 30, 2010.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 424 employees at September 30, 2011 from 372 employees at December 31, 2010. We added 53 employees in October 2011 in connection with our acquisition of iLinc Communications, Inc., or iLinc, and Movial Applications Oy, or Movial, and we expect to continue to hire new employees to support our anticipated growth.

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

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended September 30, 2011 and September 30, 2010, we recorded stock-based compensation expense of $1.9 million and $0.8 million, respectively. For the nine months ended September 30, 2011 and September 30, 2010, we recorded stock-based compensation expense of $4.9 million and $2.2 million, respectively.

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

Based on stock options and other equity awards outstanding as of September 30, 2011, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $7.2 million over a weighted average period of approximately 1.31 years.

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

As of March 31, 2011, our U.S. net operating losses, or NOLs, and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, we did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, we reevaluated our deferred tax assets. Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the United States, we believe that it is more likely than not that our U.S. deferred tax assets will be realized. As a result, at June 30, 2011, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the three months ended June 30, 2011. At September 30, 2011, we reversed an additional valuation allowance and recognized an additional net deferred tax asset of $0.1 million based on the revised amount of U.S. net deferred tax assets expected to be remaining as of December 31, 2011. In addition, with the acquisition of iLinc, we acquired deferred tax assets of approximately $2.9 million that were recognized during the three months ended September 30, 2011.

As of September 30, 2011, we have a remaining valuation allowance of approximately $3.0 million. Of the remaining valuation allowance as of September 30, 2011, $1.3 million relates to certain foreign NOLs that we have concluded that it is not more likely than not to be realized, and $0.1 million relates to capital losses we expect will expire without being utilized. It is expected that the remaining valuation allowance of $1.6 million will be released in the fourth quarter of 2011 in accordance with accounting guidance for income taxes.

Recent Accounting Pronouncements

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

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board, or IASB, to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but the carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for us beginning in the first quarter of 2012. We are currently evaluating this guidance, but do not expect its adoption will have a material effect on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)

Revenue by Type:
Licenses	$17,414	49%	$12,876	58%	$4,538	35%
Maintenance and services	18,266	51	9,396	42	8,870	94

Total revenue	$35,680	100%	$22,272	100%	$13,408	60%

Revenue by Geography:
Americas	$17,562	49%	$11,779	53%	$5,783	49%
EMEA	7,208	20	7,252	33	(44)	(1)
APAC	10,910	31	3,241	14	7,669	237

Total revenue	$35,680	100%	$22,272	100%	$13,408	60%

Total revenue for the three months ended September 30, 2011 increased by 60%, or $13.4 million, to $35.7 million, compared to the same period in 2010. This growth was driven by a 35% increase in license revenue and a 94% increase in maintenance and services revenue. Deferred revenue decreased by $4.4 million for the three months ended September 30, 2011, compared to growth of $7.3 million for the same period in 2010.

Revenue from the Americas for the three months ended September 30, 2011 increased by 49%, or $5.8 million, to $17.6 million compared to the same period in 2010. The increase in the Americas revenue for the three months ended September 30, 2011 was primarily due to growth in software license sales, particularly our hosted UC and trunking applications, and related maintenance in addition to strong growth in services. Europe, Middle East and Africa, or EMEA, revenue for the three months ended September 30, 2011 remained relatively unchanged at $7.2 million compared to the same period in 2010. Asia Pacific, or APAC, revenue for the three months ended September 30, 2011 increased by 237%, or $7.7 million, to $10.9 million compared to the same period in 2010. The increase in APAC revenue for the three months ended September 30, 2011 was due to growth in software license sales, particularly driven by a sizeable order for our new call center application from a large APAC incumbent provider as well as more general growth in our hosted UC applications. The revenue for this order had been deferred in prior quarters until we met delivery requirements, which we met in the three months ended September 30, 2011.

License Revenue

License revenue for the three months ended September 30, 2011 increased by 35%, or $4.5 million, to $17.4 million. The increase in license revenue for the three months ended September 30, 2011 was primarily related to strong growth in sales of software licenses in the Americas. Deferred license revenue decreased by $5.5 million for the three months ended September 30, 2011, compared to growth of $6.4 million for the same period in 2010. The decrease in deferred revenue for the three months ended September 30, 2011 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the quarter.

Maintenance and Services Revenue

Maintenance and services revenue for the three months ended September 30, 2011 increased by 94%, or $8.9 million, to $18.3 million, compared to the same period in 2010. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings and particularly driven by a sizeable order for our new call center application from a large APAC incumbent provider. While this order was for software and services, a majority of the revenue was recognized as services revenue. The revenue for this order had been deferred in prior quarters until we met delivery requirements, which we met in the three months ended September 30, 2011. Deferred maintenance and services revenue decreased by $1.1 million for the three months ended September 30, 2011, compared to an increase of $0.9 million for the same period in 2010. The decrease in deferred revenue for the three months ended September 30, 2011 was primarily driven by professional services projects, including the call center order referenced above, that we deferred in prior periods and for which we recognized the revenue in the quarter.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2011		2010
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)

Cost of Revenue:
Licenses (1)	$1,511	9%	$1,559	12%	$(48)	(3%)
Maintenance and services	4,568	25	3,329	35	1,239	37

Total cost of revenue	$6,079	17%	$4,888	22%	$1,191	24%

Gross Profit:
Licenses (1)	$15,903	91%	$11,317	88%	$4,586	41%
Maintenance and services	13,698	75	6,067	65	7,631	126

Total gross profit	$29,601	83%	$17,384	78%	$12,217	70%

(1)	Includes amortization of intangibles aggregating $236 and $186 for the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011, gross margin increased to 83% of revenue, compared to 78% for the same period in 2010. Our gross profit increased by 70%, or $12.2 million, to $29.6 million. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for the three months ended September 30, 2011, primarily due to growth in license revenue and maintenance and services revenue.

For the three months ended September 30, 2011, license gross margin increased to 91% as compared to 88% in the same period in 2010, and license gross profit increased by 41% to $15.9 million. License cost of revenue decreased by 3% to $1.5 million for the three months ended September 30, 2011. This decrease was primarily due to a $0.2 million decrease in consulting expenses, offset by an increase in personnel related expenses.

For the three months ended September 30, 2011, maintenance and services gross margin increased to 75% compared to 65% for the same period in 2010, with a corresponding increase in gross profit of 126% to $13.7 million, due to increased services revenue and higher utilization of maintenance and services resources. In particular, a portion of the maintenance and services gross profit increase in the quarter was due to the impact of recognizing revenue from a large call center order from an incumbent provider in APAC. Maintenance and services cost of revenue increased by 37% to $4.6 million in the three months ended September 30, 2011 as compared to the same period in 2010. The increase in maintenance and services cost of revenue was primarily due to a $0.8 million increase in outside consulting and a $0.4 million increase in personnel costs due to an increase in services personnel working directly on specific projects for certain customers which will also be included in future releases of our products.

Operating Expenses

	Three Months Ended September 30,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$8,581	24%	$7,789	35%	$792	10%
Research and development	6,587	18	4,787	21	1,800	38
General and administrative	5,269	15	3,349	16	1,920	57

Total operating expenses	$20,437	57%	$15,925	72%	$4,512	28%

Sales and Marketing. Sales and marketing expense increased by 10%, or $0.8 million, to $8.6 million for the three months ended September 30, 2011. The primary driver of this increase was a $0.4 million increase in personnel costs.

Research and Development. Research and development expense increased by 38%, or $1.8 million, to $6.6 million for the three months ended September 30, 2011. This increase was primarily due to a $1.2 million increase in personnel costs, driven by both organic growth and as a result of an acquisition completed in October 2010.

General and Administrative. General and administrative expense increased by 57%, or $1.9 million, to $5.3 million for the three months ended September 30, 2011. This increase was primarily attributable to a $0.7 million increase in personnel costs, a $0.5 million increase in professional fees and a $0.3 million increase in outside consulting fees. Key drivers of this growth in expense were our transition to becoming, and ongoing costs of being, a public company, the added costs of integrating and managing our acquisition of Casabi, and the transaction costs of the recently announced acquisitions of iLinc and Movial.

Income from Operations

We had income from operations of $9.2 million for the three months ended September 30, 2011, compared to $1.5 million for the same period in 2010. The increase in income from operations for the three months ended September 30, 2011 was primarily a result of revenue and associated gross profit growing more quickly than expenses increased; specifically, gross profit grew by $12.2 million, compared with a $4.5 million increase in total operating expenses.

Other (Income) Expense

	Three Months Ended September 30,					Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue		Amount	Percentage
	(dollars in thousands)

Interest income	$(79)	*	$(18)		*	$(61)	NM
Interest expense	1,622	5%	31		*	1,591	NM

Total other expense	$1,543	5%	$13		*	$1,530	NM

*	Less than 1%

NM – Not meaningful

Interest income for the three months ended September 30, 2011 was relatively unchanged as compared to the same period in 2010. Interest expense for the three months ended September 30, 2011 increased by $1.6 million as a result of our recently issued convertible senior notes, which we refer to as the Notes.

Provision For Income Taxes

Income tax expense was $0.3 million for the three months ended September 30, 2011, compared to $0.2 million for the same period in 2010. The income tax expense for the three months ended September 30, 2011 relates primarily to foreign and state taxes. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The following table summarizes our provision for income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2011	2010

Interim period provision for income taxes	$360	$237
Release of valuation allowance	(84)	—

Provision for income taxes	$276	$237

As of March 31, 2011, our NOLs and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, we did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, we reevaluated our deferred tax assets. Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the United States, we believe that it is more likely than not that our U.S. deferred tax assets will be realized. As a result, at June 30, 2011, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the three months ended June 30, 2011. As of September 30, 2011, we reversed an additional valuation allowance in the amount of $0.1 million, and we have a remaining valuation allowance of $3.0 million. Of the remaining valuation allowance as of September 30, 2011, $1.3 million relates to certain foreign NOLs that we have concluded that it is not more likely than not to be realized, and $0.1 million relates to capital losses we expect will expire prior to being utilized. It is expected that the remaining valuation allowance of $1.6 million will be released in the fourth quarter of 2011 in accordance with accounting guidance for income taxes.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenue

	Nine Months Ended September 30,
	2011		2010		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$51,807	53%	$32,215	54%	$19,592	61%
Maintenance and services	45,706	47	27,633	46	18,073	65

Total revenue	$97,513	100%	$59,848	100%	$37,665	63%

Revenue by Geography:
Americas	$62,368	64%	$34,089	57%	$28,279	83%
EMEA	16,853	17	15,960	27	893	6
APAC	18,292	19	9,799	16	8,493	87

Total revenue	$97,513	100%	$59,848	100%	$37,665	63%

Total revenue for the nine months ended September 30, 2011 increased by 63%, or $37.7 million, to $97.5 million, compared to the same period in 2010. This growth was driven by a 61% increase in license revenue and a 65% increase in maintenance and services revenue. Deferred revenue decreased by $9.3 million for the nine months ended September 30, 2011, compared to growth of $14.3 million for the same period in 2010.

Revenue from the Americas for the nine months ended September 30, 2011 increased by 83%, or $28.3 million, to $62.4 million compared to the same period in 2010. The increase in the Americas revenue for the nine months ended September 30, 2011 was primarily due to growth in software license sales and related maintenance and services. EMEA revenue for the nine months ended September 30, 2011 increased by 6%, or $0.9 million, to $16.9 million compared to the same period in 2010. APAC revenue for the nine months ended September 30, 2011 increased by 87%, or $8.5 million, to $18.3 million compared to the same period in 2010. The increase in EMEA and APAC revenue for the nine months ended September 30, 2011 was primarily due to growth in software license sales particularly driven by a sizeable order for our new call center application from a large APAC incumbent provider, as well as more general growth in our hosted UC applications. The revenue for this order had been deferred in prior quarters until we met delivery requirements, which we met in the three months ended September 30, 2011.

License Revenue

License revenue for the nine months ended September 30, 2011 increased by 61%, or $19.6 million, to $51.8 million. The increase in license revenue for the nine months ended September 30, 2011 was primarily related to growth in sales of software licenses in the Americas and APAC. Deferred license revenue decreased by $7.0 million for the nine months ended September 30, 2011, compared to growth of $8.7 million for the same period in 2010. The decrease in deferred revenue for the nine months ended September 30, 2011 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the current year period.

Maintenance and Services Revenue

Maintenance and services revenue for the nine months ended September 30, 2011 increased by 65%, or $18.1 million, to $45.7 million, compared to the same period in 2010. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings and particularly driven by a sizeable order for our new call center application from a large APAC incumbent provider. While this order was for software and services, a majority of the revenue was recognized as services revenue. The revenue for this order had been deferred in prior quarters until we met delivery requirements, which we met in the three months ended September 30, 2011. Deferred maintenance and services revenue declined by $2.3 million for the nine months ended September 30, 2011, compared to growth of $5.6 million for the same period in 2010. The decrease in deferred revenue for the nine months ended September 30, 2011 was primarily driven by professional services projects, including the call center order referenced above, that we deferred in prior periods and for which we recognized the revenue in the current year period.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2011		2010
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$4,622	9%	$4,187	13%	$435	10%
Maintenance and services	13,518	30	10,556	38	2,962	28

Total cost of revenue	$18,140	19%	$14,743	25%	$3,397	23%

Gross Profit:
Licenses (1)	$47,185	91%	$28,028	87%	$19,157	68%
Maintenance and services	32,188	70	17,077	62	15,111	88

Total gross profit	$79,373	81%	$45,105	75%	$34,268	76%

(1)	Includes amortization of intangibles aggregating $726 and $571 for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, our gross margin increased to 81% of revenue, compared to 75% for the same period in 2010. Our gross profit increased by 76%, or $34.3 million, to $79.4 million. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for the nine months ended September 30, 2011, primarily due to growth in license revenue and maintenance and services revenue.

For the nine months ended September 30, 2011, license gross margin increased to 91% as compared to 87% in the same period in 2010 and license gross profit increased by 68% to $47.2 million. License cost of revenue increased by 10%, or $0.4 million, to $4.6 million for the nine months ended September 30, 2011. This increase was primarily due to a $0.5 million increase in personnel related expenses.

For the nine months ended September 30, 2011, maintenance and services gross margin increased to 70%, compared to 62% in the same period in 2010, with a corresponding increase in gross profit of 88% to $32.2 million, due to increased services revenue and higher utilization of maintenance and services resources. In particular, a portion of the maintenance and services gross profit increase in the quarter was due to the impact of recognizing revenue from a large call center order from an incumbent provider in APAC. Maintenance and services cost of revenue increased by 28%, or $3.0 million, to $13.5 million in the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in maintenance and services cost of revenue was primarily due to a $1.2 million increase in outside consulting fees and a $1.7 million increase in personnel costs due to an increase in services personnel working directly on specific projects for certain customers that will also be included in future releases of our products.

Operating Expenses

	Nine Months Ended September 30,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$26,142	27%	$22,601	38%	$3,541	16%
Research and development	20,133	21	14,230	24	5,903	41
General and administrative	14,151	14	10,236	17	3,915	38

Total operating expenses	$60,426	62%	$47,067	79%	$13,359	28%

Sales and Marketing. Sales and marketing expense increased by 16%, or $3.5 million, to $26.1 million for the nine months ended September 30, 2011. The primary driver of this increase was a $2.5 million increase in personnel costs.

Research and Development. Research and development expense increased by 41%, or $5.9 million, to $20.1 million for the nine months ended September 30, 2011. This increase was primarily due to a $4.1 million increase in personnel costs, primarily from an increase in headcount that was both organic and as a result of our acquisition of Casabi, Inc., and a $0.4 million increase in consulting expenses.

General and Administrative. General and administrative expense increased by 38%, or $3.9 million, to $14.2 million for the nine months ended September 30, 2011. This increase was primarily attributable to a $2.2 million increase in personnel costs and an increase of $0.8 million in professional services expenses. A key driver of this growth in expense was as a result of our transition to becoming a public company.

Income from Operations

We had income from operations of $18.9 million for the nine months ended September 30, 2011, compared to a loss of $2.0 million for the same period in 2010. The increase in income from operations for the nine months ended September 30, 2011 was primarily a result of revenue and associated gross profit growing more quickly than expenses increased; specifically, gross profit grew by $34.3 million, compared with a $13.4 million increase in total operating expenses.

Other (Income) Expense

	Nine Months Ended September 30,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(166)	*	$(30)	*	$(136)	453%
Interest expense	1,880	2%	730	1%	1,150	158
Other expense	—	*	174	*	(174)	NM

Total other expense	$1,714	2%	$874	1%	$840	96%

*	Less than 1%

NM – Not meaningful

Interest income for the nine months ended September 30, 2011 was relatively unchanged as compared to the same period in 2010. Interest expense for the nine months ended September 30, 2011 increased by $1.2 million as a result of the issuance of the Notes. Other expense for the nine months ended September 30, 2011 decreased $0.2 million due to the conversion of our preferred stock warrants to common stock warrants in connection with our initial public offering, or IPO, of common stock in to June 2010.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $9.6 million for the nine months ended September 30, 2011, compared to a provision for income taxes of $0.4 million for the same period in 2010. The income tax provision relates primarily to foreign taxes and the discrete release of the U.S. valuation allowance of $10.0 million. Excluding the release of the valuation allowance, changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction. The following table summarizes our (benefit from) provision for income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010

Interim period provision for income taxes	$412	$363
Release of valuation allowance	(10,010)	—

(Benefit from) provision for income taxes	$(9,598)	$363

As of March 31, 2011, our NOLs and other deferred tax assets were fully offset by a valuation allowance primarily because, at March 31, 2011, pursuant to accounting guidance for income taxes, we did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of June 30, 2011, we reevaluated our deferred tax assets. Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the United States, we believe that it is more likely than not that our U.S. deferred tax assets will be realized. As a result, at June 30, 2011, we reversed a portion of our valuation allowance and recognized an additional net deferred tax asset of $9.9 million based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. The amount was recorded as a discrete tax benefit in the six months ended June 30, 2011. As of September 30, 2011, we reversed an additional valuation allowance in the amount of $0.1 million, and we have a remaining valuation allowance of $3.0 million. The valuation allowance release was recorded as a discrete tax benefit in the nine months ended September 30, 2011. Of the remaining valuation allowance as of September 30, 2011, $1.3 million relates to certain foreign NOLs that we have concluded that it is not more likely than not to be realized, and $0.1 million relates to capital losses we expect will expire prior to being utilized. It is expected that the remaining valuation allowance of $1.6 million will be released in the fourth quarter of 2011 in accordance with accounting guidance for income taxes. In addition, with the acquisition of iLinc, we acquired deferred tax assets of approximately $2.9 million that were recognized during the nine months ended September 30, 2011.

Liquidity and Capital Resources

Resources

Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from our ability to generate revenue and deferred revenue in excess of our expenses. In June 2010, we completed our IPO through which we raised net proceeds of $40.0 million. In December 2010, we completed a follow-on offering of our common stock through which we raised net proceeds of $9.9 million.

In June 2011, we completed the offering of our Notes with net proceeds from the offering of approximately $115.7 million, after deducting underwriting fees and offering expenses payable by us.

Cash and Cash Equivalents, Accounts Receivable and Working Capital

The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	000000000	000000000
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$85,825	$47,254
Accounts receivable, net	33,613	40,491
Working capital	161,600	35,268

	00000000000	00000000000
	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$22,274	$10,392
Investing activities	(100,869)	(3,123)
Financing activities	117,227	19,314

Our cash and cash equivalents at September 30, 2011 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.0 million at September 30, 2011 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the nine months ended September 30, 2011, operating activities provided $21.9 million in net cash compared to $10.4 million for the same period in 2010, primarily as a result of net income of $26.8 million plus non-cash items, such as depreciation and amortization of $2.0 million, amortization of software licenses of $1.4 million, stock-based compensation expense of $4.9 million and a decrease in accounts receivable of $7.4 million that was partially offset by the release of the tax valuation allowance of $10.0 million, a $1.0 million decrease in accounts payables, accrued expenses and other long-term liabilities and a $10.4 million decrease in deferred revenue.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.

For the nine months ended September 30, 2011, net cash used in investing activities was $100.9 million, compared to $3.1 million for the same period in 2010. This increase was primarily attributable to an $87.4 million increase in net purchases of marketable securities as we increased our investment of excess cash, and cash used of $10.8 million cash for the purchase of iLinc.

Financing Activities

For the nine months ended September 30, 2011, net cash provided by financing activities was $117.6 million, compared to net cash provided by financing activities of $19.3 million for the same period in 2010. The principal source of cash generated from financing activities was related to the issuance of the Notes, which generated $115.7 million. Additionally, we issued common stock upon exercise of stock options, which generated $3.5 million.

Borrowings and Credit Facilities

Convertible Senior Notes

In June 2011, we issued $120.0 million aggregate principal amount of our Notes. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted. See footnote 7 to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for additional details about the Notes.

Bank of America Installment Loan

We have an installment loan with Bank of America in the original principal amount of $6.4 million to finance the payment of a one-time license and maintenance fee in connection with our license of certain third-party software. The interest rate on the loan is fixed at 4.0%. The loan provides for scheduled quarterly principal repayments of $0.4 million, with the final principal payment due on April 1, 2012. As of September 30, 2011, the liability for the installment bank loan was approximately $0.8 million.

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

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of September 30, 2011 (in thousands):

	Payments Due by Year
	Total	2011	2012 - 2013	2014 - 2015	After 2015
Convertible Senior Notes, including interest *	$132,650	$—	$3,650	$3,600	$125,400
Operating lease obligations	7,832	320	2,468	1,788	3,256
Bank of America installment loan	800	—	800	—	—
Equipment leases	133	14	110	9	—

Total	$141,415	$334	$7,028	$5,397	$128,656

*	Contractual interest obligations related to our Notes totaled $12.7 million at September 30, 2011, including $3.7 million, $3.6 million and $5.4 million due in years 2012-2013, 2014-2015 and after 2015, respectively.

As of September 30, 2011, we had unrecognized tax benefits of $0.2 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2011. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At September 30, 2011, we had long-term debt of $120.0 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.

Foreign Currency Exchange Risk

With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates would have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on September 30, 2011 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During the nine months ended September 30, 2011, BroadWorks licenses and related services represented 91% of our revenue and 86% and 82% for the years ended December 31, 2010 and 2009, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.

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

The likelihood of our being subject to additional infringement claims may be greater as a result of our real or perceived success in selling products to customers, as the number of competitors in our industry grows and as we add functionality to our products or broaden our product offerings including as a result of acquisitions. We may in the future receive communications from third parties alleging that we may be infringing their intellectual property rights. The visibility we receive from being a public company may result in a greater number of such allegations. Regardless of the merit of third-party claims that we infringe their rights, these claims could:

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

On September 16, 2011, significant patent reform legislation, entitled the “America Invents Act,” was signed into law. Among other things, the act changes the law on U.S. patent priority from a “first to conceive” priority to a “first to conceive and file” priority. In other words, the first person or entity to file a patent application on a particular subject matter is deemed to have priority over any other applicant who files an application on the same subject matter in the future, regardless of who first conceived or reduced to practice the claimed invention. This change in patent priority law may make it more difficult for us to obtain U.S. patents in the future.

The act also creates alternative avenues to challenge the validity of issued U.S. patents other than the existing methods of litigation and reexaminations. These new avenues may make it easier and less expensive for third parties to petition the U.S. Patent and Trademark Office to cancel one or more issued patent claims. The act also provides a new defense to infringement based upon prior commercial use for any patents issued on or after the date of enactment of the act. This new defense may make it more difficult for a U.S. patent holder to successfully assert an infringement claim against a third party that has commercially used the patented technology at least one year prior to the earlier of the effective date of the claimed invention, or the date on which the claimed invention was disclosed to the public. Although the effectiveness of these new procedures and defenses will depend on regulations to be promulgated by the U.S. Patent and Trademark Office, as well as future court decisions interpreting the act, these provisions may make it more difficult for us to protect our intellectual property rights through U.S. patents.

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

For the nine months ended September 30, 2011, Telstra Corporation Limited, or Telstra, accounted for 12% of our total revenue. For the years ended December 31, 2010 and 2009, Verizon Corporate Services Group Inc., or Verizon, accounted for approximately 15% and 10%, respectively, of our total revenue and Ericsson AB, one of our distribution partners, and its controlled entities, which we refer to collectively as Ericsson, accounted for approximately 9% and 11% of our total revenue, respectively. Under our agreements with Telstra, Verizon and Ericsson, no party is required to purchase any minimum amount of our products or services. Because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners including for example, the loss of Telstra, Verizon or Ericsson, or if we suffer a substantial reduction in orders from one or more of our significant customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.

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

We have incurred significant losses since inception and, as of September 30, 2011, we had an accumulated deficit of $61.7 million. Although we were profitable for the first time in 2010, we incurred net losses in each fiscal year prior to 2010 from inception, including a net loss of $7.8 million in 2009 and we may not be profitable in the future. In addition, we expect our expenses to grow in the future, including as a result of operating as a public company.

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

In addition to the unpredictability of customer orders, our quarterly and annual results of operations are also subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition under generally accepted accounting principles in the United States, or GAAP. Compliance with these revenue recognition rules has resulted in our deferral of the recognition of revenue in connection with the sale of our software licenses, maintenance and services. The majority of our deferred revenue balance consists of software license orders that do not meet all the criteria for revenue recognition and the undelivered portion of maintenance. Although we typically use standardized license agreements designed to meet current revenue recognition criteria under GAAP, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element transactions with larger customers who often desire customized features, which causes us to defer revenue until all elements are delivered. As our transactions increase in complexity with the sale of larger, multi-product licenses, negotiation of mutually acceptable terms and conditions with our customers can require us to defer recognition of revenue on such licenses.

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

This lengthy implementation and deployment process can result in a significant delay before we receive an additional order from that customer. As a result of these lengthy sales cycles, we are sometimes required to assume terms or conditions that negatively affect pricing or payment for our products to consummate a sale. Doing so can negatively affect our gross margin and results of operations. Alternatively, if service providers ultimately insist upon terms and conditions that we deem too onerous or not to be commercially prudent, we may incur substantial expenses and devote time and resources to potential relationships that never result in completed sales or revenue. If this result becomes prevalent, it could have a material adverse impact on our results of operations.

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

Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, our research and development expenses were $20.1 million, or 21% of our total revenue, $19.6 million, or 21% of our total revenue, and $16.6 million, or 24% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, such as our acquisitions of Movial, iLinc, and Casabi;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.

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

As part of our growth strategy, we have made a number of acquisitions, most recently Movial, iLinc and Casabi. In October 2011, we completed our acquisition of Movial, a Helsinki, Finland-based developer of client applications for IP communications services and in September 2011, we acquired iLinc, a provider of web collaboration services. Our acquisition of Casabi, a provider of cloud-based personalized content and message applications, was consummated in October 2010. Whether we realize the anticipated benefits from these transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.

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

In the event the repurchase rights features of the Notes are triggered, holders of the Notes will be entitled to require us to repurchase all or a portion of their Notes. If the events of default features of the Notes are triggered, holders of the Notes may declare the principal amount of the Notes, plus accrued and unpaid interest thereon, to be immediately due and payable. In either event, we would be required to make cash payments to satisfy our obligations, which could adversely affect our liquidity. In addition, even if holders do not elect to exercise their repurchase rights or declare their Notes immediately due and payable, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The accounting method for convertible debt securities, such as the Notes, could have a material adverse effect on our reported financial results.

Under applicable accounting guidance, we must separately account for the liability and equity components of the Notes, because they may be settled partially in cash upon conversion, in a manner that reflects our economic interest cost. This guidance requires us to record the fair value of the conversion option of the Notes as a component of stockholders’ equity and include this amount in additional paid-in-capital on our consolidated balance sheet. The value of the conversion option of the Notes is reported as a debt discount and subsequently amortized as interest expense through the expected maturity date of the Notes. We will report lower net income in our financial results because we will be required to include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

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

We market, license and service our products globally and have a number of offices around the world. For the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, 46%, 46% and 48% of our revenue, respectively, was attributable to our international customers. As of September 30, 2011, approximately 38% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.

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

We intend to use our available capital resources for working capital and general corporate purposes, including expanding our development, operations, marketing and sales departments. We may also use a portion of these resources for the future acquisition of, or investment in, complementary businesses, products or technologies. Our management has broad discretion as to the use of these resources and you will be relying on the judgment of our management regarding the application of these resources. We might apply these resources in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these resources in a manner that does not yield a significant return, if any, on our investment of these resources, it would adversely affect the market price of our common stock.

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

Upon conversion of the Notes, we will repay the principal portion of the Notes in cash, but we will deliver shares of common stock to the note holder in respect of any conversion value of the Notes. Additionally, we are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock, including upon the conversion of the Notes, or if we issue additional instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock. The issuance of additional shares of our common stock, including upon conversion of some or all of the Notes, will also dilute the ownership interests of existing holders of our common stock. Dilution will be greater if the conversion rate of the Notes is adjusted upon the occurrence of certain events specified in the indenture to the Notes.

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

We intend to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds primarily in short-term, interest-bearing investment grade securities.

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

Date: November 7, 2011