Form 10-K
period 2011-12-31
BROADSOFT, INC.
filed 2012-02-29
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34777

BroadSoft, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52 2130962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9737 Washingtonian Boulevard, Suite 350, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

(301) 977-9440

Registrant’s telephone number, including area code:

(former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011 was approximately $705 million. Aggregate market value excludes an aggregate of approximately 8,400,000 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 27, 2012 was 27,200,262.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties	34
Item 3.	Legal Proceedings	34
Item 4.	Mine Safety Disclosures	34

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Consolidated Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	93

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	94
Item 14.	Principal Accountant Fees and Services	94

PART IV
Item 15.	Exhibits and Financial Statement Schedules	95

SIGNATURES		96
Ex-10.5
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema
101. CAL	XBRL Taxonomy Extension Calculation
101. LAB	XBRL Taxonomy Extension Labels
101. PRE	XBRL Taxonomy Extension Presentation
101. DEF	XBRL Taxonomy Extension Definition

i

Forward-Looking Statements

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

ii

PART I

Item 1.	Business

Overview

We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver Unified Communications and other voice and multimedia services over their Internet protocol, IP, based networks. Our core communications platform consists of three offerings:

•

BroadWorks. Our BroadWorks software powers Unified Communications applications such as call processing, hosted IP Centrex (also referred to as hosted PBX) and SIP Trunking. Typically, we license our BroadWorks software to service providers who host the software and resell services enabled by the BroadWorks software to their end-users.

•

BroadCloud. BroadCloud was introduced in 2010. Our BroadCloud services are Unified Communications services hosted by us, and resold by service providers, under their brand. Typically, service providers pay us a monthly recurring fee for providing such services.

•

BroadTouch. We introduced BroadTouch at the end of 2011. BroadTouch user experience client applications enable carriers to put the power of our Unified Communications services in the hands of the end-user, whether they are communicating using a desktop computer, laptop, smartphone or tablet.

BroadWorks. The BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, communications offerings, such as hosted IP Centrex, video calling, Unified Communications, or UC, SIP Trunking, Voice over Long Term Evolution, or VoLTE, Unified Messaging, call centers and audio conferencing. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates voice, video and messaging communications through a service provider’s IP-based network. Service providers use BroadWorks to offer services that generate new revenue, reduce subscriber churn, capitalize on their investments in IP-based networks and help them migrate services from their legacy, circuit-based networks, including such IP communications services across 4G wireless networks, such as Long Term Evolution, or LTE, networks. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.

BroadWorks is installed on industry-standard servers, typically located in service providers’ data centers. It interoperates with service providers’ core networks, accesses other networks for interworking with end-users’ communications devices and connects to service providers’ support and billing systems.

BroadCloud. Our BroadCloud hosted or “cloud” service offering enables our service provider customers to offer their end-users additional UC applications, such as web collaboration, video conferencing, instant messaging, or IM, presence and short messaging. Such applications are hosted and managed on our network. The key objectives of providing these services from our own BroadCloud network include expediting our service provider customers’ time to market by our hosting and managing the services and enabling the service provider to brand such UC applications.

BroadTouch. BroadTouch enables our service provider customers to offer compelling end user client experiences using our BroadTouch communications clients for smartphones, tablets, desktops and laptops. These clients are often referred to as “soft phones” and the BroadTouch clients allow enterprise and consumer end-users the full range of the service provider’s BroadWorks and BroadCloud services through a client experience branded by the service provider.

We were incorporated in Delaware in 1998 and we began selling BroadWorks in 2001. Over 500 service providers in more than 65 countries have purchased and/or are delivering services utilizing our software, including 18 of the top 25 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2010. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.

Industry

We believe telecommunications service providers are facing significant challenges to their traditional business models, including declining revenues in their legacy businesses (both fixed line and mobile), rapidly evolving customer communications demands and the need to generate returns on their increasing investments in IP-based networks. Historically, service providers derived much of their revenue from providing reliable voice and high-speed data access. However, these legacy services have been increasingly commoditized as technological and regulatory changes have brought increased competition and lower prices. At the same time, enterprises and consumers have started to seek new and enhanced cloud-based communications services, which can provide service providers with opportunities to counter falling legacy revenues and increase subscriber growth. Service providers are using both their existing IP-based networks and third-party cloud-based platforms to deliver these services to their customers.

We believe that, as service providers look to rapidly introduce these new UC services through their own networks, they need a product like BroadWorks that is capable of coordinating delivery of a large and rapidly increasing number of applications, operating across heterogeneous network elements and devices, ensuring high levels of reliability and quality and efficiently scaling as more subscribers are added.

Demand for Voice and Multimedia Services

Service providers are providing UC services to enterprise and consumer customers. Enterprise subscribers include small, medium and large businesses, universities and governments and range in size from a few end-users to tens of thousands. Consumer subscribers include individuals and families purchasing communications services for their personal and residential use.

Enterprises

Enterprises require communication features and functionality that are varied and, in many cases, complex. For many years, four-digit dialing, multi-party conferencing and video conferencing have been common enterprise needs. Historically, enterprises have purchased voice and data access from service providers and deployed customer premises-based equipment, or CPE, such as private branch exchanges, or PBXs, to help deliver this functionality. Enterprises could avoid the costly purchase of CPE by obtaining these services directly from a service provider. However, enterprises frequently required greater features and functionality than could previously be obtained efficiently from service providers’ legacy voice networks.

Using our core communications platform, we believe service providers can enhance the quality and functionality of their cloud-based communications and increase the volume of communications services delivered to customers as hosted offerings. Concurrently, we believe a number of trends are driving increased demand for cloud-based communication services, including:

•

Accelerating rate of technology change. Communications technology is evolving rapidly, with the frequent introduction of new devices and services and an increase in the number of ways people interact. Keeping pace with this change becomes difficult and expensive in a CPE-based environment where the investment to interoperate with new devices or provide new services must be fully borne by the enterprise. Furthermore, CPE vendors operate proprietary systems with typically higher prices and a limited selection of end-point devices. As new services are added, equipment upgrades are often required and, unless the equipment of all constituents within the enterprise is upgraded, functionality can remain limited.

•

Mobile smart phones and tablets are further driving accelerated change. As mobile and other communications services are increasingly integrated, the difficulty of using a CPE-based approach is compounded by the complexity of these additions. Enterprise and consumer users are demanding their communications services be integrated across their fixed-line, personal computer and mobile devices. Cloud-based hosted services deliver communications services from a network, are centrally managed by or on behalf of the service provider and deliver uniform service across an enterprise. We believe it is far more difficult to offer integrated services for mobile devices in a CPE-based environment.

•

Shift towards unified communications. UC is the integration of voice and video calling and conferencing with IM, text messaging, presence, collaboration tools and e-mail. UC increases significantly the number of devices to be supported, the number of network interconnect points and the associated amount of required network integration. We also believe UC increases the pace at which enterprises will seek to introduce new services. CPE-based UC solutions can be complex, expensive and consume significant time and resources as compared to cloud-based solutions.

•

Increased acceptance of cloud-based services. Enterprises are increasingly obtaining mission-critical IT services, such as computing and storage, from the cloud. We believe the positive experiences and savings enterprises can achieve with cloud-based IT systems will drive enterprises to continue to move other important functions, such as communications services, into the cloud.

•	New IP-based 4G Wireless Networks. We believe all the trends described above will accelerate even further as service providers deploy and adapt 4G wireless networks, such as LTE networks.

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

To further increase revenue and decrease subscriber churn, service providers are expanding beyond triple and quad play and are starting to offer services such as video calling, single number mobile and fixed-line dialing and messaging and integration with household devices, such as television set top boxes. At the same time, we believe the proliferation of new devices, such as smart phones, tablets and home video phones, is driving increased consumer demand for expanded service offerings. We believe this trend has been accelerated by the emerging multimedia telephony, or MMTel, standard. Service providers are increasingly demanding MMTel in their IP telephony implementations so they can seamlessly offer multimedia telephony to their consumer subscribers.

As communications evolve from voice to multimedia, devices proliferate and modes of communications broaden, service providers are finding services delivered to one category of subscriber, enterprise or consumer, are starting to drive demand for similar services in the other category. For example, consumers’ personal use of their smart phones and tablets for varied modes of communications, such as IM, e-mail, video and voice, can create expectations for multimedia and collaboration services within the enterprises where they work. Conversely, in the work context, when consumers experience converged mobile and fixed-line services, such as one number calling, find me/follow me, single unified voicemail, e-mail delivery of voicemail or video calling, they may seek similar services to use in their personal communications. In addition, the division between enterprise and consumer communications is blurring, as workforces become more mobile and people seek to work either part- or full-time from their homes. We believe that this dynamic increases overall demand for multimedia services and provides service providers opportunities to enable feature-rich services across their subscriber bases.

As with enterprise customers, we believe these consumer demand trends will accelerate as service providers deploy and adapt IP-based 4G wireless networks.

Challenges in Enabling Multimedia Services on IP-based Networks

Historically, applications such as voice messaging, call forwarding and call waiting were delivered from within the core network by network elements, such as legacy Class 5 and softswitches. These applications were voice-focused, limited in nature and changed infrequently. We believe that, as service providers look to rapidly introduce new services, many of which include multimedia and not merely voice communications, they require products capable of:

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

•

Offering IP-based communications services regardless of access, across fixed line and mobile networks. Service providers also need to be able to offer the same set of communications services across their fixed line and mobile networks in increasingly interconnected ways, and as one offering.

It is no longer efficient for application delivery responsibility to reside in network elements such as softswitches. These elements are dedicated to primarily voice centric network roles, are not designed to deliver multimedia applications and are typically limited in the number of network elements with which they interact. In addition, because these network elements are generally dispersed throughout a network, deploying, scaling and managing these multimedia services through these network elements is even more difficult.

The BroadSoft Solution

To meet these challenges, many service providers are deploying a separate voice and multimedia application server specifically designed to deliver multimedia services as part of their network architecture. A voice and multimedia application server is the dedicated network software element that delivers and coordinates voice, video and messaging communications. In addition, many service providers are shifting their networks toward new all-IP-based network architectures, such as IP Multimedia Subsystem, or IMS. Within these new all-IP architectures, the application server is a defined function or layer.

Service providers are also increasingly offering complimentary services hosted by third parties, as they address accelerating demands for services and time to market competition.

BroadWorks is the industry’s leading IP communications application server. BroadWorks is installed on industry-standard servers, typically located in data centers. It utilizes well-defined interfaces to interoperate with core networks, accesses other networks for interworking with end-users’ communications devices and connects to support and billing systems for management and charging functions. We believe we are well-positioned to enable service providers to efficiently and cost-effectively offer a broad suite of essential and value-added services to their end-users.

BroadCloud enables service providers to rapidly offer additional UC offerings to their customers, hosted and managed on BroadSoft’s network.

BroadSoft’s offerings provide service providers several key advantages, including:

•

Rapid delivery of feature-rich enterprise and consumer multimedia services. We believe BroadWorks and BroadCloud provide the most extensive set of UC features and applications available for both enterprise and consumer applications. We believe BroadWorks is the most feature rich application server for fixed-line, mobile and cable broadband access networks. BroadCloud allows service providers to quickly market to their customers additional, complementary UC offerings.

•

Demonstrated carrier adoption globally across many service provider networks. Over 500 service providers in more than 65 countries have purchased and/or are delivering services utilizing our software, including 18 of the top 25 telecommunications service providers globally.

•

Broad interoperability across network equipment vendors, network architectures and devices. BroadWorks interoperates with all significant network architectures (such as IMS and Next Generation Network architectures), access types, infrastructures and protocols and integrates and interoperates with the major network equipment vendors’ core network solutions. –

•

Extensive technology and device partner ecosystem. BroadWorks interoperates with more than 450 devices, including more than 400 customer CPE devices, such as IP phones, computer-based soft-phones, conferencing devices, IP gateways, mobile phones and consumer electronics.

•	Scalable architecture and carrier-grade reliability. Our applications are designed to scale to support hundreds of millions of subscribers with a carrier-grade level of reliability.

•

Leadership in emerging standards and requirements. We are actively involved in the development of the IMS, Session Initiation Protocol, or SIP, and MMTel standards, as well as several other standards that we expect to shape our market in the future. Our BroadWorks application server supports what we believe is the world’s largest IMS deployment, based on the number of subscribers. We are also very involved with the development of, and strive to be compliant with, standards associated with VoLTE.

Our Strategy

Our goal is to strengthen our position as the leading global provider of IP communications application servers by enabling service providers to increase revenue opportunities by delivering feature-rich services to their enterprise and consumer subscribers. Key elements of our strategy include:

•

Extend our technology leadership and product depth and breadth. We intend to provide an industry-leading solution through continued focus on product innovation and substantial investment in research and development for new features, applications and services.

•	Drive revenue growth by:

•

Assisting our current service provider customers sell more of their currently-deployed BroadWorks and BroadCloud services. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

•

Selling new applications and features to our current service provider customers. Although our initial engagement with a service provider may be for a single initiative or business unit, once services using our core applications communications platform are deployed by a service provider, we believe we are well-positioned to sell additional applications and features to that service provider, as software (BroadWorks) and/or through our BroadCloud services delivery platform. These BroadSoft service offerings can be tied together with service provider-branded BroadTouch mobile smart phone and tablet, and personal computer clients.

•

Continuing to acquire new customers. Our customers are located around the world and include 18 of the top 25 telecommunications service providers globally. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence, by expanding our geographic footprint and by penetrating more deeply into some types of service provider customers, such as additional cable and mobile service providers.

•

Pursue selected acquisitions and collaborations that complement our strategy. We intend to continue to pursue acquisitions and collaborations where we believe they are strategic to strengthen our leadership position.

Our Platform

Our core communications platform enables service providers to offer their subscribers a comprehensive portfolio of enterprise and consumer communications services using a common network platform. We typically license BroadWorks and BroadTouch on a per-subscriber, per-feature basis and we can deploy either in a variety of network configurations, matching the needs of fixed-line, mobile and cable service providers. We typically sell our BroadCloud services on a per-month per-user basis.

BroadSoft Enterprise Applications

Hosted Unified Communications

Hosted unified communications enables service providers to offer enterprises advanced IP PBX and UC features through a hosted service rather than through premises-based equipment, such as PBXs. As enterprise needs become more complex and as enterprise budgets are more closely controlled, we believe enterprise demand for cost-effective and feature-rich applications such as multimedia, mobility and UC is growing. We also believe the delivery of advanced IP PBX and UC features in a cloud-based hosted model is simpler to implement and more cost efficient for both the service provider and enterprise customer than premises-based alternatives.

The advanced IP PBX and UC features we offer to enterprises through our hosted unified communications applications include:

•	PBX functionality such as call control, call waiting, call forwarding and conference calling, in each case across multiple locations;

•	real-time multimedia communications support for voice and video calling;

•	integration of offerings across fixed and mobile devices and networks;

•	integrated voice, video and fax messaging;

•	enhanced features such as auto attendants, call centers and conferencing;

•	UC features, such as presence, IM and e-mail integration and collaboration;

•	open APIs for third-party application development that complements the core call control functionality;

•	clients, which are devices and software that request information, for feature control and administration;

•	regulatory functions such as emergency calling (E911) and lawful intercept (CALEA); and

•	geographic redundancy and disaster recovery.

SIP Trunking

BroadWorks’ SIP Trunking enables service providers to provide IP interconnectivity and additional services to enterprises that already have CPE-based IP PBXs, PBXs and/or video endpoints. With SIP Trunking, service providers are able to bundle voice, which interconnects to either circuit or IP-based networks, and data over a single converged IP pipe, creating a more economical offering than can be achieved with separate voice and data connections. We believe BroadWorks-powered service providers can differentiate their SIP Trunking service offerings and increase revenue by offering enhanced services such as UC, video, mobility, global four-digit dialing and business continuity, in connection with their core SIP Trunking service offerings.

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

BroadSoft Consumer Applications

Our consumer IP applications offer voice and multimedia telephony services with voice calling, video calling, enhanced messaging, content sharing and web interfaces. They also provide full regulatory compliance for fixed-line, mobile and cable service providers. Additionally, we enable service providers to differentiate their offerings through advanced feature sets for managing family and small office/residential office communications, including multiple lines, video calling and mobility support.

BroadCloud Unified Communications Service Delivery Platform

BroadCloud enables us to offer our service provider customers communications applications such as web collaboration, video conferencing and fixed line short message service, or SMS, from our hosted cloud service delivery platform. With BroadCloud offerings, we are able to expedite our service provider customers’ time to market by hosting this set of applications, such as UC solutions and enhanced consumer services, in our network.

BroadTouch IP Communications Clients.

We enable our service provider customers to offer compelling end-user client experiences utilizing our BroadTouch IP clients for personal computers, smart phones and tablets (these clients are often referred to as “soft phones”). BroadTouch clients allow enterprise and consumer end-users the full range of the service provider’s BroadSoft UC services through a service provider-branded client experience.

BroadSoft Xtended and Xcelerate Programs

Our Xtended program is designed to enable our service provider customers to create and/or deploy highly differentiated IP-based communications services using BroadWorks. Xtended is premised on three operating principles:

•	Expanding familiarity with web services APIs. The powerful RESTful Xtended Services Interface, or Xsi, exposes our BroadWorks software to other applications;

•	Maintaining community. An innovative developer community driven by the Xtended developer program is created; and,

•

Promoting commerce. The Xtended Marketplace allows developers to monetize their applications by enabling end-users of BroadSoft-powered networks to directly browse and purchase their applications through online Application Stores, most often from their service providers.

While Xtended is still at an early stage of market acceptance, we believe the applications made available in the Xtended Marketplace will increase functionality for subscribers, which will in turn make them more likely to maintain their subscriptions with our customers.

Our Xcelerate program focuses on and fosters successful go-to-market initiatives with our service provider customers, from target offers, to sales and marketing efforts. Our go-to-market consultants help service providers prepare to launch, market and sell their service offerings to their end-users. We generally seek to help the service providers by providing a best-practice framework and resources such as templates, marketing workshops and planning guides, to accelerate the launch and development of our applications to their subscribers.

Technology

We have invested significant time and financial resources into the development of our suite of product offerings. Our BroadWorks code base comprises over four million lines of software code refined over 12 years and 18 major releases. While the predominant industry approach has been to use proprietary standards, which greatly limits interoperability, our technology strategy is to adopt and extend leading open standards with the objectives of providing the widest level of interoperability in the industry. Our products implement a diverse set of industry protocols such as SIP, DIAMETER, SNMP, SOAP and RESTful-based interfaces, allowing for the successful penetration of the service provider market across different types of architectures, access types and infrastructures.

Our technology includes software-based server functions and software clients designed for scalability and performance. Our server functions provide a number of discrete capabilities, including call control and signaling, media processing and provisioning interfaces to back office infrastructure. Our software clients run on a variety of devices, including smartphones, tablets, laptops and desktop computers. Our open interfaces allow service providers to quickly and easily integrate with mobile applications, back office systems, web portals and network infrastructure and also permits them to deploy applications that complement the functionality of the servers. Because the solution reaches the service provider’s subscribers, we believe this end-to-end integration is critical to ensure the usability, look and feel of the service offering is superior.

The key elements of our technology are:

•

SIP. We believe we have the industry’s most customer-tested and fully functioned SIP stack. Because we developed the software ourselves, we can rapidly customize it and resolve any related issues. We have developed SIP extensions for many advanced PBX functions such as advanced call control and bridged line appearances. Our SIP stack provides programmable controls on a per-device basis to allow for maximum compatibility and interoperability. We have achieved full interoperability with over 450 SIP-based devices and applications. We have validated our stack and deployed it with leading IMS core network vendors;

•

Java-based. BroadWorks is one of the first real-time Java-based applications in the telecommunications industry. Java allows for rapid software development with better quality than traditional programming languages such as C/C++, without reliance on third-party service delivery platforms. We manage all of the BroadWorks software source code with the exception of the database technology, which is provided by Oracle. We leverage open source software, when appropriate, for swift time-to-market and reduced research and development expenses;

•

Call control. We have developed a patented architecture for service definition, service execution, interface abstraction, event routing and service precedence. This provides an extensible pattern for creating and adding new services and/or interfaces without an impact on existing functionality. Interfaces are abstracted so that services can be written to work with any protocol. This approach yields a product we believe is easier to test and consequently has fewer defects as evidenced by current support for over 200 services. BroadSoft has evolved the service operating system to natively support the IMS call model;

•

Geographic redundancy. We have designed a geographic redundancy solution tailored for call control that requires no special software and uses standard IP networking configurations with standard IP addressing. This solution supports seamless failover for server outages and IP networking issues. It also allows for placement of servers in any geography without distance limitations. The solution is supported by leading IMS core network vendors and session border controller vendors. Our solution has proven greater than 99.999% reliability with over eight years of historical data;

•

Common OAMP platform. BroadWorks has a common management container for all BroadSoft servers, providing consistent functions for operations, administration, management and provisioning, or OAMP. It supports identical carrier grade management interfaces on all servers and includes functions for command line interfaces, alarms, statistics, configuration, charging, security and provisioning. It is fully tested and validated with leading carrier network management systems and customer care systems and proven carrier grade in over 80 Tier 1 telecommunications service providers. It works on standard servers, as well as virtualized servers;

•

Media resource framework. We have developed a completely software-based media resource framework for dual-tone multi-frequency detection, media playback, recording, conferencing and repeating. The framework supports all de facto standard audio and video codecs. It supports the Internet Engineering Task Force, or IETF, and the 3rd Generation Partnership Project, or 3GPP, standard protocols, including the standard format for specifying interactive voice dialogues between a human and a computer (VoiceXML) and call control extensible markup language, or CCXML, which provides telephony support to VoiceXML. The framework can be integrated with all leading voice recognition and text-to-speech engines. Using an exclusively software-based technology has allowed us to offer a very high capacity media server using low-cost, off-the-shelf hardware platforms. We developed the media server framework internally using open source software. We believe it not only provides us with a technical advantage over our competition, but also a strong commercial advantage since we can bundle this technology with BroadWorks; and

•

Client technology. We have a full suite of smartphone, tablet, laptop and desktop voice over IP, or VoIP, clients. These clients provide audio and video calling, IM, presence, conferences, collaboration and service management. They are designed to be integrated with our network software and cloud services, providing a superior user experience.

Global Support Services

Providing a broad range of professional support services is an integral part of our business model. We offer services designed to deliver comprehensive support to our service provider customers and distribution partners through every stage of product deployment. Our services can be categorized as follows:

•

Pre-sales support. Our worldwide sales engineering group works with our direct sales force to provide demonstrations, architecture consulting, interoperability testing and related services in connection with product sales opportunities to establish the capability, functionality, scalability and interoperability of our software with a service provider’s network;

•

Professional services. Our professional services group provides installation services, such as planning, consulting and staging of software on the customer’s hardware, as well as installation and network integration services, project management and remote upgrades. We also offer our customers the option of longer-term engagements in the form of “resident engineering” services. In addition, we offer a full suite of consulting services including network planning, network architecture definition, back office consulting and solution verification;

•

Global operations centers. We maintain operations centers around the world to provide our customers with product life-cycle services, such as platform support and maintenance services. We also host our BroadCloud offerings in select operations centers. Members of our technical assistance center and regional project management and professional services teams provide remote assistance to customers via these locations and our in-depth web support portal, including periodic updates for our software products, and product documentation. To respond to our customers’ needs, our technical assistance personnel are available 24 hours a day, seven days a week and accessible by phone, e-mail and, when required, on-site via a professional services engagement; and

•

Training. We offer an array of training services to our customers, which include systems administration, provisioning and advanced diagnostic courses. We present these courses regularly at our regional centers and headquarters and we also can deliver versions of the courses at customer sites. We also offer product and feature training via streaming video courses, which we refer to as our eLearning offerings, as well as a full product certification program that is available through our BroadSoft University website.

We believe our commitment to providing high-quality services to our customers provides us with a competitive advantage by helping us to retain customers and to identify new revenue opportunities.

Sales and Marketing

We market and sell our products and services directly, through our internal sales force, and indirectly, through our distribution partners, such as VARs and system integrators. For the years ended December 31, 2011, 2010 and 2009, approximately 79%, 70% and 63%, respectively, of our revenue was generated through direct sales, and 21%, 30% and 37%, respectively, was generated indirectly through distribution partners.

Direct sales. Our direct sales team sells our products and services to service providers worldwide and supports the sales efforts of our various distribution partners. We have employees in 19 countries supporting our customers and distribution partners in more than 65 countries.

Distribution partners. In an effort to acquire new customers, we sometimes enter into non-exclusive distribution or reseller agreements with distribution partners, such as VARs and system integrators. We predominantly engage with a distribution partner in connection with marketing to international service providers. Our agreements with our distribution partners typically have a duration of one to two years and provide for a full spectrum of sales and marketing services, product implementation services, technical and training support and warranty protection. These agreements generally do not contain minimum sales requirements and we ordinarily do not offer contractual rights of return or price protection to our distribution partners. As of December 31, 2011, we had approximately 65 distribution partners. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators. We may seek to selectively add distribution partners, particularly in additional countries outside the United States, to complement or expand our business.

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

Customers

Our products and services have been sold to more than 500 service providers in over 65 countries. These companies have either purchased products or services directly from us or have purchased our software through one of our distribution partners. Our installed customer base includes 18 of the top 25 telecommunications service providers globally. Our customers include fixed-line, mobile, cable and Internet service providers. As a result of the diversity of service providers comprising our customer base, our products are used in a broad array of services, applications, network types and business models worldwide.

Revenue from customers located outside the United States represented 45%, 46% and 48% of our total revenue in 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, Telstra Corporation Limited, or Telstra, accounted for 11% of our total revenue. For the years ended December 31, 2011, 2010 and 2009, Verizon accounted for 7.0%, 15% and 10%, respectively, of our total revenue.

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of engineers primarily engaged in research and development, with expertise in various fields of communications and software development. Our research and development department is responsible for designing, developing and enhancing our software products and performing product testing and quality assurance activities, as well as ensuring the interoperability of our products with third-party hardware and software products. We also validate and produce solution guides for joint reference solutions with our partners that specify infrastructure components and management functions. We employ advanced software development tools, including automated testing, performance and capacity testing, source code control, requirements traceability and defect tracking systems. Research and development expense totaled $27.7 million, $19.6 million and $16.6 million for 2011, 2010 and 2009, respectively.

Competition

The market for IP application offerings is extremely competitive, rapidly evolving and subject to changing technology. We expect competition to persist and intensify in the future. We believe that the principal competitive factors in our industry include product features and performance, interoperability, time required for application deployment, scalability, customer support offerings, customer relationships, partner relationships, pricing and total deployment costs.

Currently, our primary direct competitors consist of established network equipment companies, including Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson AB, Huawei Technologies Co. Ltd., Metaswitch Networks, Nokia-Siemens Networks B.V., GENBAND Inc. and Sonus Networks, Inc. Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with IP application software that they have developed.

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

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We have been issued 15 U.S. patents. We have also been issued several foreign patents, all of which are counterparts to certain of the U.S. patents. In addition, we have a total of 17 patent applications pending in the United States, and several foreign patent applications pending. All foreign patent applications are counterparts to certain of the U.S. patents or patent applications. Our registered trademarks in the United States include BroadSoft, BroadWorks, the BroadSoft logo, BroadSoft Xchange, BroadSoft Xcelerate, PacketSmart, iLinc and Innovation Calling. BroadSoft and BroadWorks are also registered trademarks in the European Community and a number of other countries throughout the world. We also have pending trademark applications in the United States for, among others, MobileMxD and BroadCloud.

In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, consultants, customers and vendors, and our software is protected by U.S. and international copyright laws. We also incorporate a number of third-party software programs into our products, including BroadWorks, pursuant to license agreements. Our software is not substantially dependent on any third-party software, with the exception of database technology that is provided by Oracle pursuant to a license agreement expiring in 2016, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe that our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

We may not receive competitive advantages from the rights granted under our patent and other intellectual property rights. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, we are currently subject to one lawsuit, and in the future we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. See Item 3, Legal Proceedings.

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

Employees

As of December 31, 2011, we had 487 employees, 181 of whom were primarily engaged in research and development, 136 of whom were primarily engaged in sales and marketing, 108 of whom were primarily engaged in providing implementation and professional support services and 62 of whom were primarily engaged in administration and finance. A majority of these employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During the years ended December 31, 2011, 2010 and 2009 BroadWorks licenses and related services represented 87%, 86% and 82% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.

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

On October 22, 2010, we were named as a defendant in a lawsuit brought by EON Corp. IP Holdings, LLC in the United States District Court for the Eastern District of Texas. In January 2012, the court granted a motion to transfer venue of the case and the case was transferred to the Northern District of California. The lawsuit seeks unspecified damages for alleged infringement of a patent. We intend to defend this lawsuit vigorously, but we cannot be certain of any particular outcome and an adverse outcome in this lawsuit could have a material adverse effect on our business.

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

We have agreed, and expect to continue to agree, to indemnify our customers for certain expenses or liabilities resulting from claimed infringement of intellectual property rights of third parties with respect to our software. As a result, in the case of infringement claims against these customers, we could be required to indemnify them for losses resulting from such claims or to refund license fees they have paid to us. Some of our customers have sought, and we expect certain of our customers in the future to seek, indemnification from us in connection with infringement claims brought against them. In addition, some of our customers have tendered to us the defense of claims brought against them for infringement. We evaluate each such request on a case-by-case basis and we may not succeed in refuting all such claims.

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

For the year ended December 31, 2011, Telstra Corporation Limited, or Telstra, accounted for 11% of our total revenue. For the years ended December 31, 2010 and 2009, Verizon Corporate Services Group Inc., or Verizon, accounted for approximately 15% and 10%, respectively, of our total revenue. For the year ended December 31, 2009, Ericsson AB, one of our distribution partners, and its controlled entities, which we refer to collectively as Ericsson, accounted for 11% of our total revenue. Under our agreements with Telstra and Verizon, no party is required to purchase any minimum amount of our products or services. Because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners including for example, the loss of Telstra or Verizon, or if we suffer a substantial reduction in orders from one or more of our significant customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.

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

Our software must interoperate with many different networks, software applications and hardware products, and this interoperability will depend on the continued prevalence of open standards.

Our software is designed to interoperate with our customers’ existing and planned networks, which have varied and complex specifications, utilize multiple protocol standards, software applications and products from numerous vendors and contain multiple products that have been added over time. As a result, we must attempt to ensure that our software interoperates effectively with these existing and planned networks. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our software does not interoperate effectively, installations could be delayed or orders for our software could be cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential customers. The failure of our software to interoperate effectively with our customers’ networks may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our software development efforts and cause significant customer relations problems.

We have entered into arrangements with a number of equipment and software vendors for the use or integration of their technology with our software. These arrangements give us access to, and enable our software to interoperate with, various products that we do not otherwise offer. If these relationships terminate, we may have to devote substantially more resources to the development of alternative software and processes, and our efforts may not be as effective as the combined solutions under our current arrangements. In some cases, these other vendors are either companies that we compete with directly, or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of those customers. Some of our competitors may have stronger relationships with some of our existing and potential vendors and, as a result, our ability to have successful interoperability arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third-party equipment and software vendors may harm our ability to successfully market and sell our software.

Additionally, the interoperability of our software with multiple different networks is significantly dependent on the continued prevalence of standards for IP multimedia services, such as IMS. Some of our existing and potential competitors are network equipment providers who could potentially benefit from the deployment of their own proprietary non-standards-based architectures. If resistance to open standards by network equipment providers becomes prevalent, it could make it more difficult for our software to interoperate with our customers’ networks, which would have a material adverse effect on our ability to sell our software to service providers.

We may not be able to detect errors or defects in our software until after full deployment and product liability claims by customers could result in substantial costs.

Our software is sophisticated and is designed to be deployed in large and complex telecommunications networks. Because of the nature of our software, they can only be fully tested when substantially deployed in very large networks with high volumes of telecommunications traffic. Some of our customers have only recently begun to commercially deploy our software and they may discover errors or defects in the software, or the software may not operate as expected. Because we may not be able to detect these problems until full deployment, any errors or defects in our software could affect the functionality of the networks in which they are deployed. As a result, the time it may take us to rectify errors can be critical to our customers. Because of the complexity of our software, it may take a material amount of time for us to resolve errors or defects, if we can resolve them at all. The likelihood of such errors or defects is heightened as we acquire new products from third parties, whether as a result of acquisitions or otherwise.

If one of our software products fails, and we are unable to fix the errors or other performance problems expeditiously, or at all, we could experience:

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

Because our hosted services could be used to collect and store information of our service provider customers and their subscribers, privacy concerns could result in additional cost and liability to us or inhibit sales of our platform.

Privacy is a significant issue in the United States and in many other countries where we offer our hosted services. The regulatory framework for privacy issues worldwide is complex, dynamic, and likely to remain uncertain for the foreseeable future.

In the United States, there are multiple state and federal laws governing the collection, use and disclosure of the information we store and process in our systems. For example, the Electronic Communications Privacy Act protects electronic communications, among other things; The Federal Trade Commission Act, which prohibits unfair and deceptive privacy practices, covers acts that are unfair or deceptive to consumers; Customer Proprietary Network Information rules restrict use of call records; the Computer Fraud and Abuse Act protects users from unauthorized collection of data from a computer or device; the Communications Assistance for Law Enforcement Act of 1994 requires VoIP operators to assist law enforcement with communications monitoring; and the Cable Privacy Act of 1984 places restrictions on disclosure of any personally identifiable information related to a cable subscriber, among other things.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our service providers and our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently passed in Germany which place broad restrictions on use and collection of personal data, including restrictions on cross-border data flows. Further, many federal, state and foreign government bodies and agencies have introduced and are currently considering additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Our customers may also propose other new and different privacy standards contractually.

Because the interpretation and application of privacy and data protection laws are still uncertain and industry standards are constantly in flux, it is possible that these laws and industry standards may impose requirements that are inconsistent with our, and our service providers’, existing data management practices or the features of our hosted services. If so, in addition to the possibility of fines, lawsuits and other claims, and contractual requirements, we and our service providers could be required or compelled to fundamentally change our business activities and practices or modify our hosted services, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies and industry standards, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the privacy laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our hosted services. Privacy and security concerns, whether valid or not valid, may inhibit market adoption of our hosted services particularly in certain foreign countries that perceive the U.S. as having lesser privacy protections.

If our security measures are breached or unauthorized access to data on our cloud-based networks is otherwise obtained, we may incur significant liabilities under U.S. and foreign laws and our hosted services may be perceived as being vulnerable causing customers to reduce their use of or stop using our hosted services.

Our cloud-based services involve the storage and transmission of a large amount of data, and may include personally identifiable data, and security breaches could result in the loss or unauthorized disclosure of this information, degradation of our services or denial of ability of users to access our products and service. If our security measures are breached even as a result of third-party action, employee error, malfeasance or otherwise, such breaches could result in negative publicity that causes our reputation to be damaged, our business may suffer, and we could incur significant legal fines and other financial exposure.

In the United States, there are multiple state and federal laws governing the security and protection of the information we store and process in our systems. For example, the Federal Trade Commission, or the FTC, frequently investigates and brings enforcement actions against businesses whose data protection, disclosure, or sharing practices are perceived by the FTC as being unfair or deceptive to consumers. Many states require companies to use reasonable safeguards to protect data and most states require that, in the event of a breach of our data security systems involving sensitive data, we notify every person potentially affected by such breach and to pay considerable damages. Because techniques used to obtain unauthorized access or sabotage systems change frequently and are often difficult to identify until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We have no direct control over the substance of the content within our hosted network. U.S. law provides considerable protections for any indirect liability as a result of storing infringing or even illegal content in the form of the Section 230 of the Communications Decency Act, or the CDA, which provides a safe harbor against claims that content stored on our cloud based service invades consumer privacy or is indecent, offensive, libelous, profane, pornographic or illegal. The CDA’s safe harbor only offers us partial protection, however, because it only limits our legal liability against allegations that our service provider customer illegally uploaded information to our servers; it offers no protection whatsoever for claims arising from a breach of our security measures.

Any or all of these issues could negatively impact our ability to attract new service provider customers and increase engagement by existing service provider customers, cause existing service provider customers to elect to not renew their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby increasing our costs and diverting management resources which could harm our operating results.

We rely on third-party service providers to host some of our solutions and any interruptions or delays in services from this third party could impair the delivery of our products and harm our business.

We currently outsource some of our hosting services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our platform could be interrupted by a number of additional factors, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

The quality of our support and services offerings is important to our customers, and if we fail to offer high quality support and services, customers may not buy our software and our revenue may decline.

Once our products are deployed within our customers’ networks, our customers generally depend on our support organization to resolve issues relating to those products. A high level of support is critical for the successful marketing and sale of our software. If we are unable to provide the necessary level of support and service to our customers, we could experience:

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

The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products including via new deployment models such as cloud-based service offerings, evolving industry standards and recurring or unanticipated changes in customer requirements and deployment model preferences. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify and gain access to or develop new technologies or service model. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources toward product technologies or business models for which market demand is lower than anticipated and, as a result, are abandoned. For example, in the fall of 2010, we announced BroadCloud, a cloud-based hosted infrastructure whereby we will deliver applications via our cloud, and we cannot guarantee that BroadCloud will be successful.

Developing our products is expensive, complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2011, 2010 and 2009, our research and development expenses were $27.7 million, or 20% of our total revenue, $19.6 million, or 21% of our total revenue, and $16.6 million, or 24% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, such as our acquisitions of Movial Applications, Inc., or Movial, or iLinc Communications, Inc., or iLinc;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.

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

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Our executive officers are vested in a substantial amount of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable.

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

Additionally, adverse global economic conditions could force one or more of our key customers or distribution partners to cease operations altogether. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries, including countries in the euro zone. Should these economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our financial condition, results of operations, or cash flows.

We have made a number of acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.

As part of our growth strategy, we have made a number of acquisitions, most recently Movial and iLinc. In October 2011, we completed our acquisition of Movial, a Helsinki, Finland-based developer of client applications for IP communications services and in September 2011, we acquired iLinc, a provider of web collaboration services. Whether we realize the anticipated benefits from these and prior transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.

We have evaluated, and expect to continue to evaluate, other potential strategic transactions. We may in the future acquire businesses, products, technologies or services to expand our product offerings, capabilities and customer base, enter new markets or increase our market share. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results. Because of our size, any of these transactions could be material to our financial condition and results of operations. We have limited experience with such transactions, and the anticipated benefits of acquisitions may never materialize. Some of the areas where we may face acquisition-related risks include:

•	diverting management time and potentially disrupting business;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	reducing our cash available for operations and other uses;

•	retaining and integrating employees from any businesses we acquire;

•	integrating and supporting acquired businesses, products or technologies;

•	integrating various accounting, management, information, human resources and other systems to permit effective management;

•	the issuance of dilutive equity securities or the incurrence or assumption of debt to finance the acquisition;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisitions;

•	opportunity costs associated with committing time and capital to such acquisitions; and

•	acquisition-related litigation, including intellectual property infringement claims.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we test our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2011, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

We incur significant costs as a result of being a public company, which may adversely affect our operating results and financial condition.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance. For example, the listing requirements of the Nasdaq Stock Market’s Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates;

•	As a result of our release of substantially all of the tax valuation allowance in 2011, GAAP tax rates starting in 2012 are projected to increase, and may be subject to volatility;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of the remaining tax valuation allowance;

•	expiration of, or lapses in, the research and development tax credit laws;

•	expiration or non-utilization of net operating losses;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings; or

•	changes in tax laws, regulations, accounting principles or interpretations thereof.

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

We sell software licenses or provide cloud-based UC service offerings to service providers, who then seek to persuade their customers to subscribe to IP-based communications services that use our software. The number of licenses or subscriptions a service provider purchases from us is based in large part on the number of customers the service provider expects will subscribe to its IP-based communications services. When the number of customers using the service provider’s IP services running on our software exceeds the number of licenses or subscriptions, the service provider must purchase additional licenses or subscriptions from us. Accordingly, the growth of our business depends upon the success of service providers in attracting new subscribers to IP-based communications services. Our dependence on service providers exposes us to a number of risks, including the risk that service providers will not succeed in growing and maintaining their IP subscriber base. Among the reasons that service providers may not succeed in growing or maintaining subscriptions to IP-based communications is the prevalence of alternative IP-based communications providers who offer services free or for low cost. Current providers of free or low-cost IP-based communication include Skype, JaJah, Yahoo Messenger and GoogleVoice.

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

We market, license and service our products globally and have a number of offices around the world. For the years ended December 31, 2011, 2010 and 2009, 45%, 46% and 48% of our revenue, respectively, was attributable to our international customers. As of December 31, 2011, approximately 40% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.

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

The reduction in or loss of sales by these distribution partners could materially reduce our revenue. For example, Ericsson accounted for approximately 7%, 9% and 11% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. If we fail to maintain relationships with our distribution partners, fail to develop new relationships with other distribution partners in new markets, fail to manage, train or incentivize existing distribution partners effectively, fail to provide distribution partners with competitive products on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be highly volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

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

In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Since our initial public offering, or IPO, our common stock has traded at prices ranging from $7.34 to $55.45. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

Securities analysts may not publish favorable research or reports about our business or may publish no information which could cause our stock price or trading volume to decline.

The trading market for our common stock will be influenced by the research and reports industry or financial analysts publish about us and our business. We do not control these analysts. As a relatively new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

Our principal offices occupy approximately 30,000 square feet of leased office space in Gaithersburg, Maryland which we lease pursuant to a sublease with a sublessor. We also maintain sales, development or technical assistance offices in Phoenix, Arizona; San Jose, California; Richardson, Texas; Belfast, Northern Ireland, United Kingdom; Chennai, India; Madrid, Spain; Montreal, Canada; Paris, France; Seoul, South Korea; Sydney, Australia; Warsaw, Poland; London, England and Helsinki, Finland.

Item 3.	Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. On October 22, 2010, we were named as a defendant in a lawsuit filed by EON Corp. IP Holdings, LLC. The lawsuit seeks unspecified damages for alleged infringement of a patent. In January 2012, the court granted a motion to transfer venue of the case and the case was transferred to the Northern District of California. While we intend to defend ourselves vigorously, we cannot be certain of any particular outcome and an adverse outcome in this lawsuit could have a material adverse effect on our business. We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The software and communications infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various additional legal proceedings from time to time.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Select Market since January 3, 2012, and prior thereto since our IPO on June 16, 2010 on the NASDAQ Global Market, under the symbol “BSFT”. Prior to our IPO, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the NASDAQ Global Market.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$55.45	$49.85	$40.90	$41.88
Low	22.74	30.62	21.26	27.68

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	NA	$9.00	$10.42	$27.19
Low	NA	7.83	7.34	8.70

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

Stockholders

As of February 17, 2012, there were 53 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 16, 2010 (the date of our initial public offering) and December 31, 2011, with the comparative cumulative total return of such amount on (i) the NASDAQ Telecommunications Index and (ii) the NASDAQ Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The graph assumes our closing sales price on June 16, 2010 of $8.30 per share as the initial value of our common stock.

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

We derived the consolidated financial data for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 from audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future periods.

Statement of Operations Data:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations:
Revenue:
Licenses	$77,289	$53,302	$37,942	$40,121	$46,328
Maintenance and services	60,775	42,321	30,945	21,708	15,272

Total revenue	138,064	95,623	68,887	61,829	61,600
Cost of revenue:
Licenses (1)	5,475	4,879	4,432	4,404	4,899
Maintenance and services (1)	18,204	14,369	12,142	8,649	7,270
Amortization of intangibles	1,295	794	800	414	400

Total cost of revenue	24,974	20,042	17,374	13,467	12,569
Gross profit	113,090	75,581	51,513	48,362	49,031
Operating expenses:
Sales and marketing (1)	38,376	31,818	28,534	30,774	26,431
Research and development (1)	27,744	19,616	16,625	15,876	12,763
General and administrative (1)	19,534	14,103	11,405	12,074	10,295

Total operating expenses	85,654	65,537	56,564	58,724	49,489
Income (loss) from operations	27,436	10,044	(5,051)	(10,362)	(458)

Other expense (income), net	3,314	879	1,469	(78)	279

Income (loss) before income taxes	24,122	9,165	(6,520)	(10,284)	(737)

(Benefit from) provision for income taxes	(8,175)	1,169	1,333	952	1,021

Net income (loss)	32,297	7,996	(7,853)	(11,236)	(1,758)

Net income (loss) attributable to noncontrolling interest	—	4	(4)	—	(75)

Net Income (loss) attributable to BroadSoft, Inc.	$32,297	$7,992	$(7,849)	$(11,236)	$(1,683)

Net income (loss) per common share:
Basic	$1.21	$0.49	$(1.25)	$(1.81)	$(0.28)
Diluted	$1.15	$0.32	$(1.25)	$(1.81)	$(0.28)

Weighted average common shares outstanding:
Basic	26,603	16,263	6,285	6,208	6,067
Diluted	27,987	24,721	6,285	6,208	6,067

(1) Stock-based compensation expense included above:
Cost of revenue	$916	$210	$325	$182	$163
Sales and marketing	1,984	882	1,088	856	628
Research and development	1,901	638	741	456	255
General and administrative	2,400	1,278	1,475	1,422	622

Balance Sheet Data:

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,072	$47,254	$22,869	$14,353	$10,717
Working capital	180,010	35,268	2,924	5,918	3,200
Total assets	293,012	127,356	66,663	55,808	33,167
Notes payable and bank loans, less current portion	82,198	800	14,035	18,838	—
Total liabilities	159,769	74,811	71,277	56,846	28,063
Total stockholders’ equity (deficit)	133,243	52,545	(77,800)	(72,724)	(64,082)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We began selling BroadWorks in 2001. Over 500 service providers in more than 65 countries have purchased and/or are delivering services utilizing our software, including 18 of the top 25 telecommunications service providers globally, as measured by revenue for the year ended December 31, 2010. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors VARs and other distributors.

Key Financial Highlights

Some of our key financial highlights for the year ended December 31, 2011 include:

•	Total revenue increased by 44%, or $42.4 million, to $138.1 million, compared to $95.6 million for 2010;

•	Gross profit increased to $113.1 million, compared to $75.6 million for 2010;

•	Gross margin increased to 82%, compared to 79% for 2010;

•	Operating income increased to $27.4 million, or 20% of total revenue, compared to $10.0 million, or 11% of total revenue, for 2010;

•	Net income increased to $32.3 million, compared to $8.0 million for 2010;

•	Deferred revenue decreased $2.1 million to $57.1 million, compared to an increase of $19.2 million for 2010; and

•	Cash provided by operating activities was $28.6 million, compared to $19.4 million for 2010.

Components of Operating Results

Revenue

We derive our revenue from the sale of licenses, maintenance and services. We recognize revenue when all revenue recognition criteria have been met in accordance with revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue consists of the following:

Licenses. We derive license revenue from the sale of perpetual software licenses. We price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether any historical trends in recognized license revenue and deferred license revenue will continue. As of December 31, 2011, our deferred license revenue balance was $20.6 million, substantially all of which we expect to become earned revenue within the next 12 months.

Maintenance and services. We generally sell annual maintenance contracts with our software licenses. These contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support. We also sell professional services, which consist of implementation, training and consulting services. As of December 31, 2011, our deferred maintenance and services revenue balance was $36.5 million, the current portion of which was $35.1 million.

Cost of Revenue

Our total cost of revenue consists of the following:

•

Cost of license revenue. A substantial majority of the cost of license revenue consists of royalties paid to third parties whose technology or products are sold as part of BroadWorks and, to a lesser extent, amortization of acquired technology. Most of these royalty payments are for the underlying embedded data base technology within BroadWorks for which we currently pay a fixed fee per quarter, which will increase beginning in June 2012 as a result of our recently executed third-party license agreement. Such costs are expensed in the period in which they are incurred.

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

•

Impact of deferred revenue. If we are unable to determine vendor-specific objective evidence, or VSOE, of fair value for any undelivered element within an arrangement, or any other revenue recognition criteria have not been met, the applicable revenue derived from the arrangement is deferred, including license, maintenance and services revenue, until all elements for which we could not determine VSOE have been delivered or other revenue recognition criteria have been met. However, the cost of revenue, including the costs of license, maintenance and services, is typically expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on sales depends largely on the terms of the sale arrangement, and because we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 487 employees at December 31, 2011 from 372 employees at December 31, 2010, and we expect to continue to hire new employees to support our anticipated growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. Over the long term, we expect sales and marketing expenses to decrease as a percentage of total revenue as sales grow. In 2012, however, we do not expect sales and marketing expenses to decrease as a percentage of total revenue.

Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future, but over the long-term to decrease as a percentage of total revenue as sales grow.

General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. We expect general and administrative expenses to increase in the foreseeable future, but over the long-term to decrease as a percentage of total revenue as sales grow.

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For 2011, 2010 and 2009, we recorded stock-based compensation expense of $7.2 million, $3.0 million and $3.6 million, respectively.

Of the stock-based compensation expense recorded for 2010, $0.4 million related to the vesting of restricted stock units, or RSUs, covering an aggregate of 172,492 shares that were subject to a performance-based vesting condition and that vested in full upon the completion of the IPO.

Based on stock options and other equity awards outstanding as of December 31, 2011, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $9.7 million over a weighted average period of approximately 1.23 years.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest income, interest expense and change in the fair value of the preferred stock warrants. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to the convertible Notes, and our installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America, and for the years 2010 and prior interest accrued on outstanding borrowings under the ORIX Loan,.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the year ended December 31, 2011, we have net operating loss carryforwards to utilize in the U.S. For the year ended December 31, 2010, we paid alternative minimum tax in the U.S. due to the taxable income generated in the period. Due to the release of our tax valuation allowance in 2011, tax expense will increase in future periods.

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

Revenue Recognition

We follow specific guidance applicable to software companies to determine when revenue should be recognized. We derive substantially all of our revenue from the sale of software licenses and from the sale of maintenance for those licenses and services. We generally license our software in combination with maintenance and may also include services. We evaluate revenue recognition on a contract-by-contract basis because the terms of each arrangement may vary. The accounting related to license revenue in the software industry is complex and affected by interpretation of rules that are subject to change. As a result, the evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognition. Specifically, we are required to make judgments concerning: whether the fees are fixed or determinable; whether collection of our fees is probable; whether services are essential to the functionality of the related software; and whether we have VSOE of the fair value of our software and services.

For license, maintenance and services revenue, our judgment is required to assess the probability of collection, which is generally based on the evaluation of customer-specific information, historical collection experience and economic market conditions. If market conditions decline or if the financial condition of our customers deteriorates, we may be unable to determine that collectability is probable and we could be required to defer the recognition of revenue until we receive payment.

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

Our sales generally consist of multiple elements: software licenses; maintenance and services. We calculate the amount of revenue allocated to the software license by determining the fair value of the undelivered elements, which often are maintenance and services, and subtracting it from the total order amount. We establish VSOE of the fair value of maintenance based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. Our VSOE for services is determined based on an analysis of our historical daily rates when these services are sold separately from the software license.

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

Maintenance and Services Revenue

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

Revenue from Software as a Service, or SaaS, arrangements, being offered as part of our new hosted offereings, is based on a committed number of transactions and is recognized ratably over the customer term, assuming all other criteria of revenue recognition have been met. Over-usage fees and fees billed based on the actual number of transactions from which we capture data are billed in accordance with contract terms as these fees are incurred. SaaS revenue has been immaterial to date, but we expect it to grow as we continue to invest in our services offerings.

Revenue from services is recognized as services are performed. Services are not considered essential to the functionality of the licensed software.

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

We have determined that we have one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of our annual goodwill impairment testing in 2011, 2010 and 2009, our fair value exceeded our book value by a substantial margin. Therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Intangible Assets

We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets in 2011, 2010 or 2009.

The estimated useful lives used in computing amortization of intangible assets are as follows:

Customer relationships	3 –7 years
Developed technology	4 –6 years
Non-compete agreement	1 year
Tradenames	3 –4 years

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable assets. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. We did not record an impairment charge as a result of our 2011 and 2010 recoverability measurements of long-lived assets

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. This method requires an asset and liability approach for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred amounts are expected to be realized.

Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the U.S., we believe that it is more likely than not that our U.S. deferred tax assets will be realized. A portion of the U.S. valuation allowance was released in the period ended June 30, 2011 based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. As of December 31, 2011, we reversed all of the remaining valuation allowance on the U.S. deferred tax assets because it was more likely than not that those deferred tax assets would be realized. The release of the U.S. valuation allowance was recorded as a tax benefit on our consolidated statement of operations for 2011. As of December 31, 2011, we had a remaining valuation allowance of approximately $3.7 million, which primarily relates to certain foreign NOLs and tax credits that are not more likely than not to be realized.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 is effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other: Testing Goodwill for Impairment,” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for us beginning in the first quarter of 2012. We are currently evaluating this guidance, but do not expect its adoption will have a material effect on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License	$77,289	56%	$53,302	56%	$23,987	45%
Maintenance and services	60,775	44	42,321	44	18,454	44

Total revenue	$138,064	100%	$95,623	100%	$42,441	44%

Revenue by Geography:
Americas	$87,866	64%	$57,693	60%	$30,173	52%
EMEA	24,866	18	23,617	25	1,249	5
APAC	25,332	18	14,313	15	11,019	77

Total revenue	$138,064	100%	$95,623	100%	$42,441	44%

Total revenue for 2011 increased by 44%, or $42.4 million, to $138.1 million, compared to 2010. This growth was driven by a 45% increase in license revenue and a 44% increase in maintenance and services revenue. The revenue growth was driven by an increase in sales of our hosted Unified Communications and SIP Trunking products. Deferred revenue decreased by $2.1 million for 2011, compared to growth of $19.2 million in 2010. The decrease in deferred revenue was mainly attributed to a sizeable order where revenue was previously deferred and which was recognized during 2011.

Total revenue from the Americas for 2011 increased by 52%, or $30.2 million, to $87.9 million compared to 2010. The increase in revenue from the Americas for 2011 was due to growth in software license sales and associated maintenance and services revenue. In Europe, Middle East and Africa, or EMEA, total revenue for 2011 increased by 5%, or $1.2 million, to $24.9 million compared to 2010. The increase in EMEA revenue in 2011 was due to growth in software license sales and associated maintenance and services revenue. In Asia Pacific, or APAC, total revenue for 2011 increased by 77%, or $11.0 million, to $25.3 million compared to 2010. The increase in APAC revenue was driven by growth in our Unified Communications offerings, including a sizeable call center order.

License Revenue

License revenue for 2011 increased by 45%, or $24.0 million, to $77.3 million. The increase in revenue for 2011 was primarily related to growth in sales of software licenses. This growth was most significant in license sales for our hosted UC and SIP Trunking applications. Deferred license revenue decreased by $5.0 million for 2011, compared to growth of $6.1 million in 2010. The decrease in deferred revenue was mainly attributed to a sizeable order where revenue was previously deferred and which was recognized during 2011.

Maintenance and Services Revenue

Maintenance and services revenue for 2011 increased by 44%, or $18.5 million, to $60.8 million, compared to 2010. Deferred maintenance and services revenue grew by $2.9 million for 2011, compared to growth of $13.2 million in 2010. The increase in maintenance and services revenue and deferred revenue was the result of growth in our installed base of customers and licenses, as well as increased demand for our services offerings.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Period-to-Period Change
	2011		2010
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License (1)	$6,770	9%	$5,673	11%	$1,097	19%
Maintenance and services	18,204	30	14,369	34	3,835	27

Total cost of revenue	$24,974	18%	$20,042	21%	$4,932	25%

Gross Profit:
License (1)	$70,519	91%	$47,629	89%	$22,890	48%
Maintenance and services	42,571	70	27,952	66	14,619	52

Total gross profit	$113,090	82%	$75,581	79%	$37,509	50%

(1)	Includes amortization of intangibles aggregating $1,295 and $794 for 2011 and 2010, respectively.

For 2011, our gross margin increased to 82% as compared to 79% in 2010 and our gross profit increased by 50%, or $37.5 million, to $113.1 million. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for 2011, primarily due to growth in license revenue and maintenance and services revenue relative to the respective cost of revenue.

For 2011, license gross margin increased to 91% as compared to 89% in 2010 and license gross profit increased by 48% to $70.5 million. License cost of revenue increased by 19%, or $1.1 million, to $6.8 million for 2011. This increase was primarily due to a $0.5 million increase in amortization of acquired intangible assets and $0.6 million increase in headcount costs driven by an increase in personnel. The increase in license gross profit and gross margin was driven by revenue growth relative to much lower growth in license cost of revenue. A substantial portion of license cost of sales is fixed expense and therefore does not increase with revenue growth.

For 2011, maintenance and services gross margin increased to 70% as compared to 66% in 2010 and maintenance and services gross profit increased by 52% to $42.6 million. Maintenance and services cost of revenue increased by 27%, or $3.8 million, to $18.2 million in 2011 as compared to 2010. The increase in maintenance and services cost of revenue was primarily due to an increase in personnel and consulting costs allocated to cost of revenue due to an increase in the number of research and development employees and consultants working directly on specific features for certain customers and an increase in services personnel. The increase in maintenance and services gross profit and gross margin was driven by revenue growth relative to lower growth in maintenance and services cost of revenue. This was due to higher utilization of maintenance and services resources.

Operating Expenses

	Year Ended December 31,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$38,376	28%	$31,818	33%	$6,558	21%
Research and development	27,744	20	19,616	21	8,128	41
General and administrative	19,534	14	14,103	15	5,431	39

Total operating expenses	$85,654	62%	$65,537	69%	$20,117	31%

Sales and Marketing. Sales and marketing expense increased by 21%, or $6.6 million, to $38.4 million for 2011. The primary driver of this increase was a $4.3 million increase in personnel costs which was driven by headcount growth and higher sales commissions and a $0.7 million increase in travel expenses.

Research and Development. Research and development expense increased by 41%, or $8.1 million, to $27.7 million for 2011. This increase was primarily due to a $5.4 million increase in personnel costs, primarily from an increase in headcount, and a $1.0 million increase in consulting expenses.

General and Administrative. General and administrative expense increased by 39%, or $5.4 million, to $19.5 million for 2011. This increase was primarily attributable to a $3.1 million increase in personnel related costs and an increase of $1.4 million in professional services fees. A significant portion of these increases were attributable to the public company related expenses, including fees associated with implementation, testing and auditing associated with the our first internal controls audit under the Sarbanes-Oxley Act of 2002 and acquisition-related expenses.

Income from Operations

We had income from operations of $27.4 million for 2011, compared to $10.0 million in 2010. The increase in income from operations for 2011 was a result of the $37.5 million increase in gross profit, partially offset by a $20.1 million increase in total operating expenses described above.

Other Expense (Income)

	Year Ended December 31,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
					Amount	Percentage
	(dollars in thousands)
Interest income	$(278)	*	$(52)	*	$(226)	435%
Interest expense	3,592	3%	757	1%	2,835	375
Other expense	—	*	174	*	(174)	NM

Total other expense	$3,314	3%	$879	1%	$2,435	277%

*	Less than 1%

NM—Not meaningful

Interest income for 2011 was relatively unchanged as compared to 2010. Interest expense increased by $2.8 million. This increase in interest expense is primarily related to our convertible notes issued in June 2011, offset by a decrease attributable to the voluntary early repayment of the ORIX Loan in June 2010. Other expense for 2011 was similarly relatively unchanged as compared to 2010. We do not anticipate incurring significant other (income) expense in future years.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $8.2 million for the year ended December 31, 2011, compared to provision for income taxes of $1.2 million for the year ended December 31, 2010. The benefit from income taxes related primarily to a $8.9 million benefit due to the discrete release of the U.S. valuation allowance, offset partially by foreign taxes.

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,				Period-to-Period Change
	2010		2009
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License	$53,302	56%	$37,942	55%	$15,360	40%
Maintenance and services	42,321	44	30,945	45	11,376	37

Total revenue	$95,623	100%	$68,887	100%	$26,736	39%

Revenue by Geography:
Americas	$57,693	60%	$40,380	59%	$17,313	43%
EMEA	23,617	25	17,969	26	5,648	31
APAC	14,313	15	10,538	15	3,775	36

Total revenue	$95,623	100%	$68,887	100%	$26,736	39%

Total revenue for 2010 increased by 39%, or $26.7 million, to $95.6 million, compared to 2009. This growth was driven by a 40% increase in license revenue and a 37% increase in maintenance and services revenue. Additionally, deferred revenue grew by $19.2 million for 2010, compared to growth of $18.9 million in 2009. Substantially all of the deferred revenue growth in 2010 was attributable to increased sales of software licenses and related maintenance and services.

Total revenue from the Americas for 2010 increased by 43%, or $17.3 million, to $57.7 million compared to 2009. The increase in revenue from the Americas for 2010 was due to growth in software license sales and associated maintenance and services. In Europe, Middle East and Africa, or EMEA, total revenue for 2010 increased by 31%, or $5.6 million, to $23.6 million compared to 2009. The increase in EMEA revenue in 2010 was due to growth in software license sales and associated maintenance and services. In Asia Pacific, or APAC, total revenue for 2010 increased by 36%, or $3.8 million, to $14.3 million compared to 2009.

License Revenue

License revenue for 2010 increased by 40%, or $15.4 million, to $53.3 million. Deferred license revenue grew by $6.1 million for 2010, compared to growth of $11.9 million in 2009. The increase in revenue for 2010 was primarily related to growth in sales of software licenses. This growth was most significant in license sales for enterprise users, particularly our hosted UC and SIP Trunking applications. The increase in deferred revenue for 2010 was primarily driven by a number of orders for which there were undelivered elements, incomplete evidence of an arrangement or non-standard payment terms.

Maintenance and Services Revenue

Maintenance and services revenue for 2010 increased by 37%, or $11.4 million, to $42.3 million, compared to 2009. Deferred maintenance and services revenue grew by $13.2 million for 2010, compared to growth of $7.0 million in 2009. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses, as well as increased demand for our services offerings.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Period-to-Period Change
	2010		2009
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License (1)	$5,673	11%	$5,232	14%	$441	8%
Maintenance and services	14,369	34	12,142	39	2,227	18

Total cost of revenue	$20,042	21%	$17,374	25%	$2,668	15%

Gross Profit:
License (1)	$47,629	89%	$32,710	86%	$14,919	46%
Maintenance and services	27,952	66	18,803	61	9,149	49

Total gross profit	$75,581	79%	$51,513	75%	$24,068	47%

(1)	Includes amortization of intangibles aggregating $794 and $800 for 2010 and 2009, respectively.

For 2010, our gross margin increased to 79% as compared to 75% in 2009 and our gross profit increased by 47%, or $24.1 million, to $75.6 million. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for 2010, primarily due to growth in license revenue and maintenance and services revenue relative to the respective cost of revenue.

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

For 2010, maintenance and services gross margin increased to 66% as compared to 61% in 2009 and maintenance and services gross profit increased by 49% to $28.0 million. Maintenance and services cost of revenue increased by 18% to $14.4 million in 2010 as compared to 2009. The increase in maintenance and services cost of revenue was primarily due to an increase in personnel and consulting costs allocated to cost of revenue due to an increase in the number of research and development employees and consultants working directly on specific features for certain customers and an increase in services personnel. The increase in maintenance and services gross profit and gross margin was driven by revenue growth relative to lower growth in maintenance and services cost of revenue. This was due to higher utilization of maintenance and services resources.

Operating Expenses

	Year Ended December 31,				Period-to-Period Change
	2010		2009
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$31,818	33%	$28,534	41%	$3,284	12%
Research and development	19,616	21	16,625	24	2,991	18
General and administrative	14,103	15	11,405	17	2,698	24

Total operating expenses	$65,537	69%	$56,564	82%	$8,973	16%

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

General and Administrative. General and administrative expense increased by 24%, or $2.7 million, to $14.1 million for 2010. This increase was primarily attributable to a $0.6 million increase in personnel costs and an increase of $1.5 million in professional services fees. A significant portion of these increases were attributable to the expenses associated with becoming a public company and acquisition-related expenses of $0.2 million.

Income (losses) from Operations

We had income from operations of $10.0 million for 2010, compared to a loss of $5.1 million in 2009. The increase in income from operations for 2010 was a result of the $24.1 million increase in gross profit, partially offset by a $9.0 million increase in total operating expenses described above.

Other Expense (Income)

	Year Ended December 31,				Period-to-Period Change
	2010		2009
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(52)	*	$(39)	*	$(13)	33%
Interest expense	757	1%	1,398	2%	(641)	(46)
Interest income	174	*	110	*	64	58

Total other expense	$879	1%	$1,469	2%	$(590)	(40)%

*	Less than 1%

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

Liquidity and Capital Resources

Resources

Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from growth in revenue and deferred revenue. Cash flow from operations was $28.6 million and $19.4 million for the years ended December 31, 2011 and 2010, respectively. In June 2010, we completed our IPO through which we raised net proceeds of $40.0 million. In December 2010, we completed our follow-on offering through which we raised net proceeds of $9.9 million. In June 2011, we completed an offering of 1.50% convertible senior notes with net proceeds from the offering of approximately $115.7 million.

Cash and Cash Equivalents, Accounts Receivable and Working Capital

The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands).

	As of December 31,
	2011	2010
Cash and cash equivalents	$94,072	$47,254
Accounts receivable, net	47,048	40,491
Working capital	180,010	35,268

	For the year end December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$28,575	$19,386	$10,427
Investing activities	(99,136)	(24,274)	694
Financing activities	117,431	29,203	(2,684)

Our cash and cash equivalents at December 31, 2011 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.0 million at December 31, 2011 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the year ended December 31, 2011, operating activities provided $28.6 million in net cash compared to $19.4 million in 2010. This was primarily as a result of a net income of $32.3 million, and non-cash items, such as depreciation and amortization of $3.1 million, amortization of software licenses of $1.8 million and stock-based compensation expense of $7.2 million, partially offset by an increase in accounts receivable of $6.0 million.

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

For the year ended December 31, 2009, operating activities provided $10.4 million in net cash compared to used $5.0 million in 2008. This was primarily as a result of a net loss of $7.9 million that was offset by an $18.9 million increase in deferred revenue, which was attributable primarily to increased sales of our software, and non-cash items, such as depreciation and amortization of $2.2 million, amortization of software licenses of $1.8 million and stock-based compensation expense of $3.6 million. Cash provided by operating activities was adversely impacted by a $4.1 million increase in accounts receivable resulting from increased sales activity and a $3.5 million decrease in accounts payable and other liabilities primarily due to the payment of liabilities incurred through acquisitions.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.

In 2011, net cash used in investing activities was $99.1 million, compared to $24.3 million for 2010. This increase was attributed to an increase of $118.6 million in marketable securities purchased with additional excess cash, and a $14.6 million increase in cash used for acquisitions, partially offset by proceeds from the sale and maturity of marketable securities of $58.2 million.

For the year ended December 31, 2010, net cash used in investing activities was $24.3 million, compared to net cash provided of $0.7 million for 2009. This increase was attributed to $18.7 million in marketable securities purchased with excess cash, and a $1.9 million increase in purchases of property and equipment, $0.5 million of which was for leasehold improvements and equipment for new office space.

For the year ended December 31, 2009, net cash provided by investing activities was $0.7 million, compared to net cash used in investing activities of $8.8 million for 2008. This decrease included $0.8 million of cash received in connection with our acquisition of Packet Island, Inc., which we acquired for stock, and the release of restricted cash of $0.7 million, partially offset by the purchase of property and equipment of $0.8 million as compared to loans and financing in 2008.

Financing Activities

In 2011, net cash provided by financing activities was $117.4 million, compared to $29.2 million in 2010. The principal source of cash generated from financing activities was related to the issuance of the Notes, which generated $115.7 million, net of issuance costs. Additionally in 2011, proceeds from common stock issued upon the exercise of stock options increased by $3.2 million compared to 2010.

For the year ended December 31, 2010, net cash provided by financing activities was $29.2 million, compared to cash used of $2.7 million in 2009. This amount consisted primarily of the net proceeds of our IPO of $40.0 million and net proceeds of our follow-on offering of $9.9 million, partially offset by repayment of the ORIX Loan and other loan balances in the aggregate of $16.7 million and the $4.3 million payment for the redemption and subsequent cancellation of all outstanding shares of our Series A redeemable preferred stock.

For the year ended December 31, 2009, net cash used in financing activities was $2.7 million compared to $17.6 million in 2008. The decrease consisting primarily of the repayment of outstanding indebtedness.

Borrowings and Credit Facilities

Convertible Senior Notes

In June 2011, we issued $120.0 million aggregate principal amount of our Notes. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted.

Conversion Prior to April 1, 2018:

Note holders may convert their Notes at their option prior to April 1, 2018 only if any of the following occur:

•

if, for ten consecutive trading days, the trading price per Note is less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate of the Notes on such day, then the Notes may be converted at any time during the five business days following such ten day period;

•

if the closing price of our common stock exceeds 130% of the conversion price of the Notes for at least 20 of the final 30 trading days of a calendar quarter, then the Notes may be converted at any time during the following calendar quarter;

•	upon the occurrence of certain corporate events specified in the indenture governing the Notes, or the Indenture; or

•	if we call the Notes for redemption.

Conversion on or After April 1, 2018:

The Notes will be convertible, regardless of the foregoing circumstances, at any time on or after April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.

Redemption by Holders:

Holders of the Notes may require us to repurchase some or all of the Notes for cash, subject to certain exceptions, upon a fundamental change, as defined in the Indenture, at a repurchase price equal to the principal amount of the Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant repurchase date. In addition, if a make-whole fundamental change, as defined in the Indenture, occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Redemption by BroadSoft:

We may not redeem the Notes prior to July 1, 2015. Beginning July 1, 2015, we may redeem for cash all or part of the Notes (except for the Notes that we are required to repurchase as described above) if the last reported sale price of our common stock exceeds 140% of the applicable conversion price of the Notes for at least 20 of the final 30 trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price of any Notes we call for redemption prior to the maturity date will equal the sum of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment.

Bank of America Installment Loan

We have an installment loan with Bank of America, in the original principal amount of $6.4 million, to finance the payment of a one-time license and maintenance fee in connection with our license of certain third party software. The interest rate on the loan is fixed at 4.0%. The loan provides for scheduled quarterly principal repayments of $0.4 million with the final principal payment due on April 1, 2012. As of December 31, 2011, the liability for the installment bank loan was approximately $0.4 million.

Tekes Loan

In connection with our acquisition of Movial in October 2011, we assumed five installment loans with Tekes —the Finnish Funding Agency for Technology and Innovation in the aggregate principal amount of $1.0 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are determined on a per project basis, and the interest rate on each loan is variable, which is currently three percent. We expect to repay these loans in full during 2012.

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

If our available cash resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of December 31, 2011 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	2012	2013 - 2014	2015 - 2016	2017 & beyond
Convertible Senior Notes, including interest *	$132,650	$1,850	$3,600	$3,600	$123,600
Operating lease obligations	7,736	1,296	2,295	1,786	2,359
Bank of America installment loan	402	402	—	—	—
Equipment leases	119	55	64	—	—

Total	$140,907	$3,603	$5,959	$5,386	$125,959

*	Contractual interest obligations related to our Notes totaled $12.7 million at December 31, 2011, including $1.9 million, $3.6 million, $3.6 million and $3.6 million due in years 2012, 2013-2014, 2015-2016 and after 2016, respectively.

As of December 31, 2011, we had unrecognized tax benefits of $0.1 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2012. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Foreign Currency Exchange Risk

Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BroadSoft, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BroadSoft, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits which was an integrated audit in 2011. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 29, 2012

BroadSoft, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$94,072	$47,254
Short-term investments	92,749	13,703
Accounts receivable, net of allowance for doubtful accounts of $54 and $38 at December 31, 2011 and December 31, 2010, respectively	47,048	40,491
Deferred tax assets	12,968	—
Other current assets	4,435	4,866

Total current assets	251,272	106,314

Long-term assets:
Property and equipment, net	4,221	3,590
Long-term investments	5,000	4,970
Restricted cash	959	972
Intangible assets, net	8,842	3,709
Goodwill	17,276	6,226
Other long-term assets	3,386	1,575

Total long-term assets	39,684	21,042

Total assets	$290,956	$127,356

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$14,999	$12,439
Notes payable and bank loans, current portion	891	1,170
Deferred revenue, current portion	55,372	57,437

Total current liabilities	71,262	71,046

Convertible senior notes	81,737	—
Notes payable and bank loans	461	800
Deferred revenue	1,764	1,827
Deferred tax liabilities	1,433	—
Other long-term liabilities	1,056	1,138

Total liabilities	157,713	74,811

Commitments and contingencies (Note 12)

Stockholders’ equity:

Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at December 31, 2011 and December 31, 2010; no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at December 31, 2011 and December 31, 2010; 27,106,393 and 25,452,227 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	271	255
Additional paid-in capital	191,714	142,508
Accumulated other comprehensive loss	(2,557)	(1,736)
Accumulated deficit	(56,185)	(88,482)

Total stockholders’ equity	133,243	52,545

Total liabilities and stockholders’ equity	$290,956	$127,356

The accompanying notes are an integral part of these consolidated financial  statements.

BroadSoft, Inc.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share and per share data)

	Year ended December 31,
	2011	2010	2009
Revenue:
License	$77,289	$53,302	$37,942
Maintenance and services	60,775	42,321	30,945

Total revenue	138,064	95,623	68,887

Cost of revenue:
License	5,475	4,879	4,432
Maintenance and services	18,204	14,369	12,142
Amortization of intangibles	1,295	794	800

Total cost of revenue	24,974	20,042	17,374

Gross profit	113,090	75,581	51,513

Operating expenses:
Sales and marketing	38,376	31,818	28,534
Research and development	27,744	19,616	16,625
General and administrative	19,534	14,103	11,405

Total operating expenses	85,654	65,537	56,564

Income (loss) from operations	27,436	10,044	(5,051)

Other expense (income):
Interest income	(278)	(52)	(39)
Interest expense	3,592	757	1,398
Other expense, net	—	174	110

Total other expense	3,314	879	1,469

Income (loss) before income taxes	24,122	9,165	(6,520)
(Benefit from) provision for income taxes	(8,175)	1,169	1,333

Net income (loss)	$32,297	$7,996	$(7,853)

Net income (loss) attributable to noncontrolling interest	—	4	(4)

Net income (loss) attributable to BroadSoft, Inc.	$32,297	$7,992	$(7,849)

Net income (loss) per common share available to BroadSoft, Inc. common stockholders:
Basic	$1.21	$0.49	$(1.25)
Diluted	$1.15	$0.32	$(1.25)

Weighted average common shares outstanding:
Basic	26,603	16,263	6,285
Diluted	27,987	24,721	6,285

Stock-based compensation expense included above:
Cost of revenue	$916	$210	$325
Sales and marketing	1,984	882	1,088
Research and development	1,901	638	741
General and administrative	2,400	1,278	1,475

The accompanying notes are an integral part of these consolidated financial  statements.

BroadSoft, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

		BroadSoft, Inc. Stockholders’ Equity (Deficit)
	Total Stockholders’ Equity (Deficit)	Compre- hensive income (loss)	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest
			Shares	Amount
Balance December 31, 2008	$(72,724)		6,259	$63	$16,596	$(758)	$(88,625)	$—

Exercise of stock options and net effect of early exercises	160	—	61	—	160	—	—
Stock based compensation expense	3,629	—	—	—	3,629	—	—
Accretion of preferred stock	(45)	—	—	—	(45)	—	—
Comprehensive loss:
Net loss	(7,853)	$(7,853)	—	—	—	—	(7,849)	(4)
Other comprehensive loss:
Foreign currency translation adjustment	(967)	(967)	—	—	—	(967)	—	—

Comprehensive loss	(8,820)	$(8,820)	—	—	—	—	—	—

Balance December 31, 2009	$(77,800)		6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)
Issuance of common stock from IPO, net of discounts and issuance costs	39,951		5,048	50	39,901	—	—	—
Issuance of common stock from follow-on offering, net of discounts and issuance costs	9,932		500	5	9,927
Redeemable convertible preferred stock converted to common stock at IPO	68,866		12,962	130	68,736	—	—	—
Reclassification of warrant liability upon IPO	262		—	—	262	—	—	—
Warrant exercise	100		112	1	99	—	—	—
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	241		510	6	235	—	—	—
Sale of shares to noncontrolling interest	4		—	—	—	—	—	4
Stock based compensation expense	3,008		—	—	3,008	—	—	—

Comprehensive loss:
Net income	7,992	$7,992	—	—	—	—	7,992	—
Other comprehensive income:
Unrealized loss on investments	(2)	(2)	—	—	—	(2)	—	—
Foreign currency translation adjustment	(9)	(9)	—	—	—	(9)	—	—

Comprehensive income	7,981	$7,981	—	—	—	—	—	—

Balance December 31, 2010	$52,545		25,452	$255	$142,508	$(1,736)	$(88,482)	$—

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	3,370		1,654	16	3,354	—	—	—
Stock-based compensation expense	6,640		—	—	6,640	—	—	—
Equity component of convertible senior notes issuance	39,151		—	—	39,151	—	—	—
Tax windfall benefits on exercises of stock options	61		—	—	61	—	—	—

Comprehensive income:
Net income	32,297	$32,297	—	—	—	—	32,297	—
Other comprehensive income:
Foreign currency translation adjustment	(798)	(798)	—	—	—	(798)	—	—
Unrealized loss on investments	(23)	(23)				(23)

Comprehensive income	31,476	$31,476	—	—	—	—	—	—

Balance December 31, 2011	$133,243		27,106	271	191,714	(2,557)	(56,185)	—

The accompanying notes are an integral part of these consolidated financial  statements.

BroadSoft, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$32,297	$7,992	$(7,853)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,119	2,348	2,209
Amortization of software licenses	1,820	1,820	1,820
Stock-based compensation expense	7,201	3,008	3,629
Non cash interest expense on convertible senior notes	2,560	—	—
(Recovery) Provision for doubtful accounts	(56)	3	59
Impairment of property and equipment	—	—	115
Release of tax valuation allowance	(8,946)	—	—
Tax windfall benefits from stock option exercises	61	—	—
Other	24	—	101
Change in fair value of preferred stock warrants and accretion of debt discount	—	(153)	137
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,997)	(15,023)	(4,147)
Other current and long-term assets	(511)	(463)	(1,004)
Deferred income taxes	5	7	24
Accounts payable, accrued expenses and other long-term liabilities	238	630	(3,532)
Current and long-term deferred revenue	(3,240)	19,217	18,869

Net cash provided by operating activities	28,575	19,386	10,427

Cash flows from investing activities:
Purchases of property and equipment	(2,421)	(2,630)	(769)
Purchases of intangible assets resulting from contingent consideration	(905)	(809)	—
Payments for acquisitions, net of cash acquired	(16,748)	(2,191)	806
Purchases of marketable securities	(137,305)	(18,673)	—
Proceeds from sale of marketable securities	11,267	—	—
Proceeds from maturities of marketable securities	46,962	—	—
Proceeds from sale of subsidiary, net of cash surrendered	—	—	(51)
Change in restricted cash	14	29	708

Net cash (used in) provided by investing activities	(99,136)	(24,274)	694

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	115,688	—	—
Proceeds from the exercise of stock options	3,943	762	69
Proceeds from issuance of common stock in connection with Company’s IPO, net of issuance costs	—	39,951	—
Proceeds from issuance of common stock in connection with Company’s follow-on offering, net of issuance costs	—	9,932	—
Proceeds from the exercise of preferred stock warrants	—	100
Redemption of Series A redeemable preferred stock	—	(4,320)
Taxes paid on vesting of RSUs	(574)	(525)
Notes payable and bank loans—payments	(1,626)	(16,697)	(2,753)

Net cash provided by (used in) financing activities	117,431	29,203	(2,684)

Effect of exchange rate changes on cash and cash equivalents	(52)	70	79

Net increase in cash and cash equivalents	46,818	24,385	8,516
Cash and cash equivalents, beginning of period	47,254	22,869	14,353

Cash and cash equivalents, end of period	$94,072	$47,254	$22,869

Supplemental disclosures:
Cash paid for interest	$1,032	$655	$1,451

Cash paid for income taxes	$385	$1,261	$1,977

Supplemental schedule of non-cash investing and financing activities:
Series E-1 redeemable convertible preferred stock issued for acquisition	$—	$1,455	$—

The accompanying notes are an integral part of these consolidated financial  statements.

BroadSoft, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

1.	Nature of Business

BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver voice and multimedia services and/or Unified Communications over their Internet protocol-based, or IP-based, networks. The Company’s core communications platform consists of three offerings: BroadWorks, BroadCloud and BroadTouch.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are held in money market accounts. Restricted cash consists primarily of certificates of deposit that are securing letters of credit related to operating leases for office space. The Company had minimal short-term and long-term restricted cash of $1.0 and $1.2 million at December 31, 2011 and 2010, respectively.

Investments in Marketable Securities

Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value, and are included on the Company’s consolidated balance sheets as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). The Company’s primary objective when investing excess cash is preservation of principal.

	December 31, 2011		As of December 31, 2010
	Contracted Maturity	Carrying Value	Contracted maturity	Carrying value
		(in thousands)
Money market funds	demand	$70,142	demand	$26,887
U.S. agency notes		—	12 – 67 days	3,998
Commercial paper		—	60 – 76 days	2,399

Total cash equivalents		$70,142		$33,284

U.S. agency notes	91 – 363 days	$35,224	166 – 319 days	$2,275
Commercial paper	38 – 319 days	22,670	147 – 319 days	4,995
Corporate bonds	15 – 306 days	34,835	60 – 319 days	6,433

Total short-term investments		$92,749		$13,703

U.S. agency notes	474 – 496 days	$5,000	136 – 601 days	$1,999
Commercial paper		—	382 – 662 days	2,971

Total long-term investments		$5,000		$4,970

Fair Value Measurements

The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit *	$71,147	$71,147	$34,458	$34,458
Short and long-term investments	97,749	97,749	18,673	18,673

Total assets	$168,896	$168,896	$53,131	$53,131

Liabilities
Convertible senior notes **	$81,737	$120,000	$—	$—
Notes payable and bank loans	1,352	1,352	1,970	1,970

Total liabilities	$83,089	$121,352	$1,970	$1,970

*	Does not include $23.9 million and $14.0 million of operating cash balances as of December 31, 2011 and December 31, 2010, respectively.
**	The carrying value represents the bifurcated debt component only, while the fair value is based on the principal amount of the notes, which does not separate the liability and equity components of the debt instrument.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short term nature. (See Note 9 Borrowings for additional information on fair value of debt.)

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

•	Level 3. Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classification levels during the periods. The following table summarizes the values (in thousands):

	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$70,142	$70,142	$—	$—
Certificates of deposit	1,005	1,005	—	—

Total cash equivalents and certificates of deposit	71,147	71,147	—	—

U.S. agency notes	40,224	—	27,672	—
Commercial paper	22,670	—	15,735	—
Corporate bonds	34,835	—	54,342	—

Total investments	97,749	—	97,749	—

Total cash equivalents, certificates of deposit and investments	$168,896	$71,147	$97,749	$—

	December 31, 2010	Level 1	Level 2	Level 3
Money market funds	$26,887	$26,887	$—	$—
U.S. agency notes	3,998	—	3,998	—
Commercial paper	2,399	—	2,399	—
Certificates of deposit	1,174	1,174	—	—

Total cash equivalents and certificates of deposit	34,458	28,061	6,397	—

U.S. agency notes	4,274	—	4,274	—
Commercial paper	4,995	—	4,995	—
Corporate bonds	9,404	—	9,404	—

Total investments	18,673	—	18,673	—

Total cash equivalents, certificates of deposit and investments	$53,131	$28,061	$25,070	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During 2011 and 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The following customers represented 10% or more of revenue or accounts receivable:

	Year Ended December 31,			December 31,
	2011	2010	2009	2011	2010
	Revenue			Accounts Receivable
Company A	*	9%	11%	*	14%
Company B	*	15%	10%	*	*
Company C	11%	*	*	*	*

*	Represented less than 10%

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

To date, the assets acquired and liabilities assumed in the Company’s business combinations have primarily consisted of acquired working capital, definite-lived intangible assets and goodwill. The carrying value of acquired working capital is assumed to be equal to its fair value, given the short-term nature of these assets and liabilities. The Company estimates the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible, which include revenue, operating expenses and taxes.

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

The Company has determined that it has one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of the Company’s annual goodwill impairment testing in 2011, 2010 and 2009 the fair value of the Company exceeded its book value by a substantial. Accordingly, therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. (See Note 4 Goodwill and Intangibles.)

Identifiable Intangible Assets

The Company acquired intangible assets in connection with certain of its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on the Company’s historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. In those cases where the Company determines that the useful life of an intangible asset should be shortened, the Company amortizes the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company did not revise the useful life estimates attributed to any of the Company’s intangible assets in 2011, 2010 or 2009. (See Note 4 Goodwill and Intangibles.)

The estimated useful lives used in computing amortization are as follows:

Customer relationships	3 - 7 years
Developed technology	4 - 6 years
Non-compete agreement	1 year
Tradenames	3 - 4 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable assets. If such assets are considered impaired, the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which the Company would compute using a discounted cash flow approach. The Company did not record an impairment charge as a result of the Company’s 2011 and 2010 recoverability measurement of long-lived assets.

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

The following table summarizes the assumptions used to estimate the fair values:

	Year ended December 31,
	2010	2009
Range of assumptions:
Risk-free interest rate	0.41% - 2.52%	0.47% - 2.69%
Expected dividend yield	0%	0%
Expected volatility	56% - 57%	57% - 72%
Expected term (years)	1.0 - 5.21	1.2 - 5.5
Fair value of stock warrants	$5.03 - $6.28	$2.64 - $3.66

Revenue Recognition

The Company derives substantially all of its revenue from the sale of software licenses, maintenance for those licenses and services. In accordance with current guidance for software revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and, if applicable, acceptance is received, the fee is fixed or determinable, collectability is probable and, if applicable, when vendor-specific objective evidence of fair value exists to allocate the arrangement fee to the undelivered elements of a multiple element arrangement. In making these judgments, the Company evaluates these criteria as follows:

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

The fair value for maintenance is based on the maintenance contract renewal price charged in the first optional renewal period under the arrangement. The fair value for services is based on rates that the Company charges for services when sold separately.

The Company’s software licenses, maintenance contracts and services are sold directly through its own sales force and indirectly through distribution partners. Revenue under arrangements with distribution partners is recognized when all the revenue recognition criteria are met, including evidence of the distribution partner’s customer. The Company does not offer contractual rights of return or product exchange, or price protection to its distribution partners.

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

Revenue from services includes implementation, training and consulting and is recognized as services are performed. Services are generally not considered essential to the functionality of the licensed software.

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

Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Since the Company does not have vendor-specific objective evidence for certain licensed software sold but not yet delivered under some of its sales arrangements, revenue associated with the delivered and undelivered elements is deferred until the final element is delivered. Deferred revenue for maintenance and services includes advance payments received from customers under maintenance contracts typically billed on an annual basis in advance. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date.

Deferred revenue consists of the following (in thousands):

	December 31, 2011	December 31, 2010
License	$20,608	$25,628
Maintenance and services	36,528	33,636

	$57,136	$59,264

Current portion	$55,372	$57,437
Non-current portion	1,764	1,827

	$57,136	$59,264

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

The Company currently has significant deferred tax assets, primarily resulting from net operating loss carryforwards. The Company has a valuation allowance of approximately $3.7 million against its net deferred tax assets in certain foreign jurisdictions. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.

The Company accounts for accounting for uncertainty in income taxes using a two-step approach to recognize and measure tax benefits when the realization of the benefits is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

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

Estimated Fair Value of Share-Based Payments

The binomial lattice model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Stock-based awards are combined into one grouping for purposes of valuation assumptions. Fair value of the stock options was estimated at the grant date, using the following weighted average assumptions:

	Year ended December 31,
	2011	2010	2009
Average assumptions:
Risk-free interest rate	1.5%	1.9%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	58%	61%	61%
Expected term (years)	7.6	8.3	6.0

The Company has assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of the Company’s employee stock options. The expected life of an option is derived from the binomial lattice model, and is based on several factors, including the contract life, exercise factor, post-vesting termination rate and volatility. The expected exercise factor, which is the ratio of the fair value of common stock on the expected exercise date to the exercise price, and expected post-vesting termination rate, which is the expected rate at which employees are likely to terminate after vesting occurs, are based on an analysis of actual historical and expected behavior by option holders and analysis of comparable public companies. Expected volatility is based on the historical volatility of comparable public companies.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income (loss) per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock, warrants and convertible securities were exercised or converted into common stock. For the year ended December 31, 2009, diluted loss per common share is the same as basic loss per common share because the effects of potentially dilutive items were anti-dilutive given the Company’s loss for this period.

	Year ended December 31,
	2011	2010	2009
	(In thousands except per share data)
Net income (loss)	$32,297	$7,996	$(7,853)

Weighted average basic common shares outstanding	26,603	16,263	6,285
Dilutive effect of stock-based awards	1,384	2,253	NA
Dilutive effect of common stock warrants	—	132	NA
Dilutive effect of if-converted preferred shares	—	6,073	NA

Weighted average diluted common shares outstanding	27,987	24,721	6,285

Earnings (loss) per share:
Basic	$1.21	$0.49	$(1.25)
Diluted	$1.15	$0.32	$(1.25)

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Note, which did not occur in 2011.

For the years ended December 31, 2011 and 2010, certain stock options and warrants to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because the exercise prices exceeded the average market price of the Company’s common stock during these periods. For the year ended December 31, 2009, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s loss for this period. The weighted average effect of potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because the effect was anti-dilutive is as follows:

The weighted average effect of potentially dilutive securities that has been excluded because the effect is anti-dilutive:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Redeemable convertible preferred stock: *
Series B-1	—	—	1,413
Series C-1	—	—	9,771
Series D	—	—	805
Series E	—	—	417
Series E-1	—	—	51
Warrants on Series C-1 preferred stock **	—	—	46
Warrants on common stock	—	—	117
Restricted stock units and awards	—	—	143

*	All of the redeemable convertible preferred stock automatically converted to common stock upon the closing of the Company’s IPO in June 2010. For the year ended December 31, 2009, amounts presented in the table are the weighted average shares of common stock underlying outstanding shares of redeemable convertible preferred stock.
**	All of the Series C-1 preferred stock warrants were automatically converted to common stock warrants upon the closing of the IPO. All of these warrants were exercised during 2010. For the year ended December 31, 2009, amounts presented in the table are the weighted average shares of common stock underlying these warrants.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 is effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

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

3.	Acquisitions

Movial

On October 21, 2011, the Company completed its acquisition of Movial Applications Oy (“Movial”). Movial develops user interfaces and multi-media sharing applications optimized for a wide range of communications devices and IP-based communications applications.

The purchase price for Movial was approximately $6.0 million and the Company funded the acquisition with cash on hand. The Company incurred $0.7 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2011.

The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of October 21, 2011 (in thousands):

Cash and cash equivalents	$83
Customer relationships	220
Developed technology	1,718
Goodwill	5,250
Accounts payable and accrued expenses	(302)
Debt	(1,009)

Total purchase price	$5,960

Developed technology represents purchased technology that reached technological feasibility and for which Movial had substantially completed development as of the date of acquisition. Fair value was determined using estimated future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Key assumptions included a discount factor of 15% and estimates of revenue growth, cost of revenue, operating expenses and taxes.

The customer relationships and developed technology are being amortized on a straight-line basis over a period of three years and five years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately five years. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be periodically tested for impairment. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that enhance the Company’s overall product portfolio.

iLinc

On September 30, 2011, the Company completed its acquisition of all outstanding shares of iLinc Communications, Inc. (“iLinc”). iLinc is a provider of web collaboration services for global businesses, governments and educational institutions. The acquisition of iLinc and its web collaboration SaaS offering complements BroadSoft’s BroadCloud™ services capabilities.

The purchase price for iLinc was $10.8 million and the Company funded the acquisition with cash on hand. The Company incurred $0.4 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2011.

The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company finalized the purchase price allocation for this acquisition in 2011.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of September 30, 2011 (in thousands):

Cash and cash equivalents	$320
Accounts receivable	504
Prepaid expenses and other assets	54
Property and equipment	34
Trade name	1,400
Customer relationships	100
Developed technology	3,100
Goodwill	4,895
Deferred tax asset	2,629
Accounts payable and accrued expenses	(830)
Deferred revenue	(1,098)

Total purchase price	$11,108

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

The customer relationships, trade name and developed technology are being amortized on a straight-line basis over a period of three years, four years, and five years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for amortizable intangible assets acquired is approximately four years. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be periodically tested for impairment. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that are expected to enhance the Company’s overall product portfolio.

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

The customer relationships and developed technology are being amortized on a straight-line basis over a period of five years, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is five years. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that are expected to enhance the Company’s overall product portfolio.

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

The customer relationships and developed technology are being amortized on a straight-line basis over a period of five years and six years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is five years. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio.

Pro Forma Financial Information for Acquisitions of Movial, iLinc, Casabi and Packet Island (unaudited)

The businesses acquired in 2011 contributed aggregate net losses of $1.2 million for the periods from the respective acquisition dates to December 31, 2011. The business acquired in 2010 contributed losses of $0.6 million for the period from the acquisition date to December 31, 2010. The business acquired in 2009 contributed immaterial revenues and losses of $0.2 million for the period from the acquisition date to December 31, 2009.

The following provides pro forma information as if the 2011, 2010 and 2009 acquisitions had been consummated as of the beginning of the respective annual reporting periods ended December 31, 2011, 2010 and 2009. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
	(In thousands except per share data)
Revenue	$143,945	$108,300	$81,189
Net income (loss)	29,438	$4,463	$(16,403)

Net income (loss) per common share, basic	$1.11	$0.27	$(2.61)
Net income (loss) per common share, diluted	$1.05	$0.18	$(2.61)

The pro forma impact on reported net loss per share was primarily attributable to amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

4.	Goodwill and Intangibles

The Company has concluded it has a single reporting unit. Accordingly, on an annual basis management performs the impairment assessment required under FASB guidelines at the consolidated enterprise level. The Company performed an impairment test of the Company’s goodwill and determined that no impairment of goodwill existed at December 31, 2011, 2010 or 2009.

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2009, gross	$4,728
Accumulated impairment loss	—

Balance as of December 31, 2009, net	4,728
Increase in goodwill related to acquisitions	689
Purchase accounting adjustments	809

Balance as of December 31, 2010, gross	6,226
Accumulated impairment loss	—
Balance as of December 31, 2010, net	6,226
Increase in goodwill related to acquisitions	10,145
Purchase accounting adjustments	905

Balance as of December 31, 2011, gross	17,276
Accumulated impairment loss	—

Balance as of December 31, 2011, net	$17,276

The purchase accounting adjustments during the years ended December 31, 2011 and 2010 were from contingent payments to GENBAND, Inc. (“GENBAND”), made in connection with the Company’s acquisition of the M6 application server business from GENBAND. Pursuant to the terms of the acquisition agreement, the Company was required to make a payment to GENBAND equal to 15% of annual qualifying sales related to M6 for three years from the acquisition date of August 27, 2008.

The Company’s acquired intangible assets are subject to amortization. The following is a summary of intangible assets (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,102	$1,852	$3,250	$3,495	$1,190	$2,305
Developed technology	6,434	979	5,455	1,715	389	1,326
Non-compete agreement	111	111	—	111	111	—
Trade name	229	92	137	129	51	78

Total	$11,876	$3,034	$8,842	$5,450	$1,741	$3,709

Amortization expense on intangible assets was approximately $1.3 million, $0.8 million and $0.8 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, future amortization expense on intangible assets is expected to be as follows (in thousands):

2012	$2,221
2013	2,093
2014	2,025
2015	1,802
2016	701

Total amortization expense	$8,842

5.	Property and Equipment

Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2011	2010
Equipment	$6,325	$4,857
Software	2,200	1,575
Furniture and fixtures	606	545
Leasehold improvements	2,361	2,090

	11,492	9,067
Less accumulated depreciation and amortization	(7,271)	(5,477)

Property and equipment, net	$4,221	$3,590

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2010 and 2009 was approximately $1.8 million, $1.3 million and $1.4 million, respectively, which was recognized in operating expenses in the consolidated statements of operations. No depreciation and amortization expense related to property and equipment is included in cost of revenues in the consolidated statements of operations.

6.	Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following:

	December 31,
	2011	2010
Accounts payable and accrued expenses	$5,239	$5,403
Accrued compensation	8,391	6,284
Accrued royalties	624	373
Other	745	379

	$14,999	$12,439

7.	Software Licenses

The Company is party to an agreement to provide the Company the right to distribute the third-party software on a per-user basis up to 35,000,000 licenses over a four-year period, for $6.4 million. The arrangement requires the Company to pay a per-user license fee for licenses distributed in excess of 35,000,000. The cost is being amortized to cost of revenue over a 3.5 year period ending May 2012, based on the greater of actual usage or the straight line method. In 2011, the Company entered into a new agreement which provides the Company the right to distribute this third-party software on an unlimited basis through May 2016 at a cost of $10.2 million. To the extent annual billed license revenue over the four-year period exceeds $460 million, the Company would be required to pay additional fees. The additional cost of $10.2 million is being amortized to cost of revenue over the four-year period beginning June 2012 (the expiration date of the previous agreement), based on the straight line method.

Amortization expense related to this agreement was approximately $1.8 million for each of the years ended December 31, 2011, 2010 and 2009.

8.	Income Taxes

The following table presents the components of the income (loss) before income taxes and the provision for income taxes (in thousands):

	Year ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
United States	$25,178	$9,619	$(8,118)
Foreign	(1,056)	(454)	1,598

Income (loss) before income taxes	24,122	9,165	(6,520)

Provision for income taxes:
Current:
Federal and state	$4	$385	$40
Foreign	760	863	1,224

Total current	$764	$1,248	$1,264

Deferred:
Federal and state	$(8,946)	$24	$13
Foreign	7	(103)	56

Total deferred	(8,939)	(79)	69

(Benefit from) Provision for income taxes	$(8,175)	$1,169	$1,333

The following table presents the components of net deferred tax assets (liabilities) and the related valuation allowance (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry-forward	$20,245	$24,137
Deferred revenue	3,539	3,599
Depreciation and amortization	1,345	1,107
Research tax credit carry-forward	1,966	1,648
Accrued expenses	1,874	1,364
Stock based compensation	3,157	2,119
Other	430	464

Total deferred tax assets	32,556	34,438
Valuation allowance	(3,705)	(33,499)

Net deferred tax assets	28,851	939

Deferred tax liabilities
Acquired intangibles	(2,557)	(780)
Convertible debt discount	(14,528)	—
Other	(106)	(65)

Total deferred tax liabilities	$(17,191)	$(845)

Net deferred tax assets	11,660	94

At December 31, 2011, the Company had U.S. net operating loss carryforwards of approximately $103.1 million, foreign net operating loss carryforwards of approximately $14.4 million, and domestic and foreign research and experimentation tax credit carryforwards of $2.4 million. The earliest expiration of these net operating losses is 2012, however the earliest net operating loss with a deferred tax asset established expires in 2019. The utilization of domestic and foreign net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes as provided by the local tax law. The Company has not recorded a deferred tax liability for undistributed earnings of $0.4 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

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

Based upon the Company’s cumulative operating results through June 30, 2011 and an assessment of its expected future results of operations, the Company determined that there was significant positive evidence regarding the realization of its U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing its core products and services both inside and outside the U.S., the Company believes that it is more likely than not that its U.S. deferred tax assets will be realized. A portion of the U.S. valuation allowance was released in the period ended June 30, 2011 based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. As of December 31, 2011, the Company reversed all of the remaining valuation allowance on the U.S. deferred tax assets because it was more likely than not that those deferred tax assets would be realized. As of December 31, 2011, the Company has a remaining valuation allowance of approximately $3.7 million, which primarily relates to certain foreign NOLs and tax credits that are not more likely than not to be realized.

The following table presents the provisions for income taxes compared with income taxes based on the federal statutory tax rate of 34% (in thousands):

	Year ended December 31,
	2011	2010	2009
Taxes (tax benefit) based on federal statutory rate	$8,210	$3,113	$(2,218)
State taxes (benefit)	947	369	(230)
Foreign rate differential	(54)	348	591
Permanent items	460	104	260
Stock based compensation	478	818	566
Change in income tax valuation allowance	(16,388)	(3,633)	2,896
Business tax credits	(1,204)	—	—
Other	(624)	50	(532)

Provision for income taxes	$(8,175)	$1,169	$1,333

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits the Company to recognize a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is more likely than not to be realized upon settlement.

During the year ended December 31, 2011, there was no material adjustment in the liability for unrecognized income tax benefits and no new tax positions for which the tax benefit was not recognized. The Company’s unrecognized tax benefits totaled $0.6 million at December 31, 2011, $0.6 million at December 31, 2010, and $0.4 million at December 31, 2009. The Company does not expect changes in unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Unrecognized tax benefits balance at January 1,	$618	$441	$441
Additions for tax positions of prior years	77	177	—
Settlements of tax positions of prior years	(70)	—	—

Unrecognized tax benefits balance at December 31,	$625	$618	$441

The Company records interest and penalties as a component of its income tax provision. The Company recorded no interest and penalties during 2011 and 2010, and approximately $0.1 million for 2009. The Company has not accrued interest with respect to uncertain tax positions in the current year because unfavorable resolution of those positions would not result in cash tax due for those prior years.

The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2008, with the exception that operating loss or tax credit carryforwards generated prior to 2008 may be subject to tax audit adjustment. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years prior to 2006.

9.	Borrowings

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

The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component, of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. This amount is being amortized as interest expense through the July 2018 maturity date of the Notes. The unamortized offering costs at December 31, 2011 were $2.6 million. The remaining $1.4 million of offering costs were allocated to the equity component.

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

December 31, 2011
Convertible debt principal	$120,000
Unamortized convertible debt discount	(38,263)

Net carrying amount of convertible debt	$81,737

The following table presents the interest expense recognized related to the Notes (in thousands):

Year ended December 31, 2011
Contractual interest expense	$950
Amortization of debt issuance costs	214
Accretion of debt discount	2,347

Net expense	$3,511

As of December 31, 2011, the unamortized debt discount, which will be amortized over approximately seven years, was $38.3 million.

The net proceeds from the Note offering were approximately $115.7 million, after deducting discounts to the initial purchasers and offering expenses payable by the Company.

Installment Bank Loans

In May 2008, the Company amended a software license and maintenance agreement that provides the Company the right to distribute third-party software for an one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provides for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At December 31, 2011 and December 31, 2010, the liability for the installment bank loan amounted to approximately $0.4 million and $2.0 million, respectively.

In connection with the acquisition of Movial in October 2011, the Company assumed five installment loans with Tekes—the Finnish Funding Agency for Technology and Innovation in the aggregate principal amount of $1.0 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans funded approved research and development projects, repayment terms were on a per project basis, and the interest rate on each loan is variable, which is currently three percent. The Company expects to repay these loans in full during 2012.

Fair value for the Company’s borrowings is estimated using a discounted cash flow analysis. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements, therefore the carrying value of the borrowings approximates their fair values at December 31, 2011 and 2010.

The aggregate maturities of borrowings as of December 31, 2011 were as follows (in thousands):

2012	$891
2013	55
2014	129
2015	129
2016, and thereafter	120,148

$121,352

10.	Stockholders’ Equity (Deficit)

Public Stock Offerings

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

In December 2010, the Company completed a follow-on public offering in which it issued and sold 500,000 shares of its common stock at a public offering price of $22.00 per share. The Company raised a total of $11.0 million in gross proceeds from the offering, or $9.9 million in net proceeds after deducting underwriting discounts and commissions of $0.6 million and other offering costs of $0.5 million.

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

Common Stock Warrant

In addition to the warrants described above, in September 2008, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share in connection with the ORIX Loan, which warrant would have expired on June 16, 2012. The warrant was exercised for the underlying share amounts during the quarter ended December 31, 2010.

11.	Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April

2009, the Company adopted the 2009 Equity Incentive Plan (as amended, the “2009 Plan”). The 2009 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically four years, except for certain RSUs and stock options that were issued in connection with our stock option exchange offer in 2009. In June 2010, in connection with the IPO, the 2009 Plan was amended and restated to provide for, among other things, annual increases in the share reserve. At the same time, an additional 333,333 shares of common stock were added to the share reserve. On January 1, 2011, 1,145,860 shares were added to the 2009 Plan. At December 31, 2011, the Company had 731,335 shares of common stock available for issuance under the 2009 Plan.

Stock compensation expense recognized by the Company is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Stock options	$2,394	$1,488	$3,541
Restricted stock awards	60	105	88
Restricted stock units	4,747	1,415	—

Total recognized stock-based compensation expense	$7,201	$3,008	$3,629

Stock Options

The following table presents a summary related to stock options for the following periods:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2010	2,854,949	$3.22
Granted	403,650	37.88
Exercised	(1,536,833)	2.57
Forfeited	(38,855)	16.76

Balance, December 31, 2011	1,682,911	$11.82	7.42	$34,187

Vested at December 31, 2011	905,900	$2.92	6.73	$24,709

Exercisable at December 31, 2011	1,050,331	$2.86	4.18	$28,716

In 2011, 2010 and 2009, the Company granted stock options with a weighted-average grant date fair value of $21.86, $5.43 and $1.32, respectively. The intrinsic value of stock options exercised in 2011, 2010 and 2009 was $59.3 million, $4.0 million and a nominal amount, respectively, and cash received from stock options exercised was $3.9 million, $0.8 million and $0.1 million, respectively.

At December 31, 2011, unrecognized compensation expense, net of estimated forfeitures, relating to unvested stock options was $5.9 million which is scheduled to be recognized as compensation expense over a weighted average period of 1.38 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2011, compensation expense will be different from expectations.

The following table presents information about stock options outstanding at December 31, 2011:

		Options Outstanding			Options Vested
Range of Exercise Prices		Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Number Vested	Weighted Average Exercise Price
$0.78	$1.32	85,246	$0.79	1.38	85,246	$0.79
$2.40	$2.40	874,222	2.40	7.14	731,199	2.40
$4.02	$8.58	34,620	7.84	6.66	17,586	7.36
$8.60	$8.60	19,145	8.60	8.55	2,488	8.60
$9.00	$9.00	280,878	9.00	8.32	64,231	9.00
$9.36	$9.36	2,025	9.36	0.25	2,025	9.36
$25.30	$25.30	39,125	25.30	8.82	3,125	25.30
$36.33	$36.33	46,450	36.33	9.55	—	—
$39.94	$39.94	247,500	39.94	8.46	—	—
$40.48	$40.48	53,700	40.48	9.34	—	—

$0.78	$40.48	1,682,911	$11.82	7.42	905,900	$2.92

Restricted Stock Units

The following table presents a summary of activity for the number of restricted stock units outstanding:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	283,040	$7.87
Granted	221,603	40.96
Vested	(133,059)	9.09
Forfeited	(11,769)	27.36

Balance, December 31, 2011	359,815	$27.17

During 2011, the Company granted 134,153 RSUs to certain officers and directors and 87,450 RSUs to certain employees. At December 31, 2011, unrecognized stock-based compensation expense related to unvested RSUs was $3.8 million, which is scheduled to be recognized over a weighted average period of 1.17 years.

In February 2011, the compensation committee approved a bonus plan that provides for the grant of RSUs to the Company’s executive officers with a fixed-dollar value of $0.6 million if the Company achieved certain performance metrics in 2011. These performance metrics were met. The number of RSUs granted was determined by dividing $0.6 million by the average of the closing price of the Company’s common stock during the last thirty business days of 2011, and these RSUs were fully vested on the date of grant.

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

Tax Benefits

Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock- based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of December 31, 2011, the Company’s APIC pool balance was zero.

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. For 2011, there was a reduction to the deferred tax asset related to tax benefits of employee stock option grants of $0.1 million related to forfeitures and exercises that resulted in a tax deduction less than previously recorded benefits based on the option value at the time of grant (shortfalls). Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets for the years ended December 31, 2011 and 2010 are $60.2 million and $4.3 million, respectively.

12.	Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through 2019. Rent expense was approximately $2.1 million, $2.2 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents future minimum lease payments under the non-cancelable operating leases (in thousands):

Operating Leases
Years Ending December 31:
2012	$1,296
2013	1,300
2014	995
2015	890
2016 and thereafter	3,255

Total future minimum lease payments	$7,736

Indemnifications and Contingencies

In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because in some cases such exposure involves claims that may be made in the future, but have not yet been made. The Company has not paid any claims or been required to defend any action related to indemnification obligations to date.

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

Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenues:
United States	$75,748	$51,238	$35,984
EMEA	24,866	23,617	17,969
APAC	25,332	14,313	10,538
Other	12,118	6,455	4,396

Total Revenue	$138,064	$95,623	$68,887

	December 31,
	2011	2010
Long-Lived Assets, net
United States	$9,603	$5,375
EMEA	269	505
APAC	155	70
Other	596	187

Total Long-Lived Assets, net	$10,623	$6,137

14.	401(k) Defined Contribution Plan

The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. The Company has not made matching contributions to the plan. Company contributions are allowed under the plan and may occur in the future.

15.	Quarterly Financial Data (Unaudited) (in thousands, except per share data):

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total Revenues	29,654	32,179	35,680	40,551
Gross profit	23,824	25,948	29,601	33,717
(Loss) income from operations	4,138	5,645	9,164	8,489
Net income (loss)	3,695	15,791	7,345	5,466
Net (loss) income per share:
Basic	0.14	0.59	0.27	0.20
Diluted	0.13	0.57	0.26	0.19

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total Revenues	17,805	19,771	22,273	35,774
Gross profit	13,011	14,711	17,384	30,475
(Loss) income from operations	(1,854)	(1,559)	1,459	11,998
Net income (loss)	(2,624)	(1,774)	1,209	11,185
Net (loss) income per share:
Basic	(0.38)	(0.20)	0.05	0.45
Diluted	(0.38)	(0.20)	0.05	0.41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 60 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2012 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

The information required to be disclosed by Item 201(d) of Regulation S-K regarding equity securities authorized for issuance under our equity incentive plans is hereby incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page XX.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Amounts Charged to Operations(1)	Deductions(2)	Additions Acquired from Business Combinations	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2009	$111	58	—	—	$169
Year Ended December 31, 2010	169	—	(131)	—	38
Year Ended December 31, 2011	38	56	(40)	—	54

Allowance for deferred tax assets:
Year Ended December 31, 2009	$33,836	2,896	—	401	$37,133
Year Ended December 31, 2010	37,133	—	(3,634)	—	33,499
Year Ended December 31, 2011	33,499	(8,946)	(22,979)	2,131	3,705

(1)	Amount represents charges to bad debt and increase to or (release of) our valuation allowance.
(2)	Amount represents recoveries of accounts receivable previously charged to the allowance and utilization NOL’s against valuation allowance.

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

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MICHAEL TESSLER Michael Tessler	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ JAMES A. THOLEN James A. Tholen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ ROBERT P. GOODMAN Robert P. Goodman	Director and Chairman of the Board	February 29, 2012

/s/ JOHN J. GAVIN, JR John J. Gavin, Jr.	Director	February 29, 2012

/s/ DOUGLAS L. MAINE Douglas L. Maine	Director	February 29, 2012

/s/ JOHN D. MARKLEY, JR John D. Markley, Jr.	Director	February 29, 2012

/s/ DAVID BERNARDI David Bernardi	Director	February 29, 2012

/s/ CHARLES L. ILL, III Charles L. Ill, III	Director	February 29, 2012

Exhibit Index

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement by and among the Registrant, BroadSoft M6, LLC and GENBAND Inc., dated as of August 14, 2008.

2.2(2)	Amendment to Asset Purchase Agreement and Disclosure Schedule by and among the Registrant, BroadSoft M6, LLC and GENBAND Inc., dated as of August 27, 2008.

2.3(3)	Agreement and Plan of Merger and Reorganization by and among the Registrant, BroadSoft Sylantro, Inc., Sylantro Systems Corporation and Shareholder Representative Services LLC, dated as of December 8, 2008.

2.4(4)	Asset Purchase Agreement by and between Casabi, Inc. and BroadSoft Casabi, LLC, dated as of October 12, 2010.

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1(7)	Specimen Stock Certificate evidencing shares of common stock.

4.2(8)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3(9)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4(10)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5(11)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6(12)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

4.7(13)	Indenture, dated as of June 20, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.

4.8(14)	Form of Note representing the Registrant’s 1.50% Convertible Senior Notes due 2018.

10.1*(15)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2*(16)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3*(17)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.4*(18)	Stock Restriction Agreement by and between James A. Tholen and the Registrant, dated as of August 30, 2007.

10.5*(19)	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6*(20)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7*(21)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.8*(22)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

Exhibit Number	Description of Document

10.9(23)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.10*(24)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.11(25)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.12(26)	BroadSoft, Inc. Non-Employee Director Compensation Policy.

10.13*^(27)	Broadsoft, Inc. Executive Bonus Plan

21 .1	Subsidiaries of the Registrant.

23 .1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL#	Instance Document

101.SCH XBRL#	Taxonomy Extension Schema

101.CAL XBRL#	Taxonomy Extension Calculation Linkbase

101.DEF XBRL#	Taxonomy Extension Definition Linkbase

101.LAB XBRL#	Taxonomy Extension Label Linkbase

101.PRE XBRL#	Taxonomy Extension Presentation Linkbase

(1)	Filed as exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(2)	Filed as exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(3)	Filed as exhibit 2.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(4)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on October 29, 2010 and incorporated herein by reference.
(5)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.
(6)	Filed as exhibit 3.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(7)	Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.

(8)	Filed as exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(9)	Filed as exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(10)	Filed as exhibit 4.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(11)	Filed as exhibit 4.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(12)	Filed as exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.
(13)	Filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.
(14)	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.
(15)	Filed as exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(16)	Filed as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(17)	Filed as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(18)	Filed as exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(19)	Filed as exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2011 and incorporated by reference herein.
(20)	Filed as exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(21)	Filed as exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(22)	Filed as exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(23)	Filed as exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(24)	Filed as exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(25)	Filed as exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.
(26)	Filed as exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.

(27)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2011 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement.
^	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.