Form 10-K/A
period 2011-12-31
BROADSOFT, INC.
filed 2012-03-30
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be held on May 4, 2012, which was filed with the United States Securities and Exchange Commission on March 23, 2012, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

BroadSoft, Inc. (the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on February 29, 2012. The Registrant is filing this Amendment No. 1 on Form 10-K/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101. The Registrant elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail tagging requirements, as permitted by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Investors should continue to rely on the originally filed version of the Form 10-K. No other changes have been made to the

Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or, except as described above, modify or update any disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ JAMES A. THOLEN
James A. Tholen
Chief Financial Officer
March 30, 2012

Exhibit Index

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement by and among the Registrant, BroadSoft M6, LLC and GENBAND Inc., dated as of August 14, 2008.

2.2(2)	Amendment to Asset Purchase Agreement and Disclosure Schedule by and among the Registrant, BroadSoft M6, LLC and GENBAND Inc., dated as of August 27, 2008.

2.3(3)	Agreement and Plan of Merger and Reorganization by and among the Registrant, BroadSoft Sylantro, Inc., Sylantro Systems Corporation and Shareholder Representative Services LLC, dated as of December 8, 2008.

2.4(4)	Asset Purchase Agreement by and between Casabi, Inc. and BroadSoft Casabi, LLC, dated as of October 12, 2010.

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1(7)	Specimen Stock Certificate evidencing shares of common stock.

4.2(8)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3(9)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4(10)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5(11)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6(12)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

4.7(13)	Indenture, dated as of June 20, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.

4.8(14)	Form of Note representing the Registrant’s 1.50% Convertible Senior Notes due 2018.

10.1*(15)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2*(16)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3*(17)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.4*(18)	Stock Restriction Agreement by and between James A. Tholen and the Registrant, dated as of August 30, 2007.

10.5*(19)	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6*(20)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7*(21)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.8*(22)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

10.9(23)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.10*(24)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.11(25)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.12(26)	BroadSoft, Inc. Non-Employee Director Compensation Policy.

10.13*^(27)	BroadSoft, Inc. Executive Bonus Plan

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL#	Instance Document

101.SCH XBRL#	Taxonomy Extension Schema

101.CAL XBRL#	Taxonomy Extension Calculation Linkbase

101.LAB XBRL#	Taxonomy Extension Label Linkbase

101.PRE XBRL#	Taxonomy Extension Presentation Linkbase

101.DEF XBRL#	Taxonomy Extension Definition Linkbase

(1)	Filed as exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(2)	Filed as exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(3)	Filed as exhibit 2.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(4)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on October 29, 2010 and incorporated herein by reference.
(5)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.
(6)	Filed as exhibit 3.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(7)	Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(8)	Filed as exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(9)	Filed as exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(10)	Filed as exhibit 4.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(11)	Filed as exhibit 4.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(12)	Filed as exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.
(13)	Filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.
(14)	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.
(15)	Filed as exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(16)	Filed as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(17)	Filed as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(18)	Filed as exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(19)	Filed as exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2011 and incorporated by reference herein.
(20)	Filed as exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(21)	Filed as exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.

(22)	Filed as exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(23)	Filed as exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(24)	Filed as exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(25)	Filed as exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.
(26)	Filed as exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(27)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2011 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement.
^	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.
†	Previously filed.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.