Form 10-Q
period 2012-03-31
BROADSOFT, INC.
filed 2012-05-07
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on May 3, 2012, was 27,541,071.

BroadSoft, Inc.

101.INS XBRL
101.SCH XBRL
101.CAL XBRL
101.DEF XBRL
101.LAB XBRL
101.PRE XBRL

Part I. Financial Information

Item 1. Financial Statements

BroadSoft, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$88,855	$94,072
Short-term investments	88,037	92,749
Accounts receivable, net of allowance for doubtful accounts of $81 and $54 at March 31, 2012 and December 31, 2011, respectively	40,672	47,048
Deferred tax assets	11,684	12,968
Other current assets	7,079	4,435

Total current assets	236,327	251,272

Long-term assets:
Property and equipment, net	4,636	4,221
Long-term investments	10,034	5,000
Restricted cash	959	959
Intangible assets, net	8,329	8,842
Goodwill	17,412	17,276
Other long-term assets	7,924	3,386

Total long-term assets	49,294	39,684

Total assets	$285,621	$290,956

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$9,160	$14,999
Notes payable and bank loans, current portion	503	891
Deferred revenue, current portion	50,101	55,372

Total current liabilities	59,764	71,262

Convertible senior notes	82,877	81,737
Notes payable and bank loans	474	461
Deferred revenue	1,530	1,764
Deferred tax liabilities	1,344	1,433
Other long-term liabilities	1,030	1,056

Total liabilities	147,019	157,713

Commitments and contingencies (Note 8)

Stockholders’ equity:

Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at March 31, 2012 and December 31, 2011; 27,495,213 and 27,106,393 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	275	271
Additional paid-in capital	195,286	191,714
Accumulated other comprehensive loss	(2,475)	(2,557)
Accumulated deficit	(54,484)	(56,185)

Total stockholders’ equity	138,602	133,243

Total liabilities and stockholders’ equity	$285,621	$290,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)

Revenue:
Licenses	$21,265	$15,191
Maintenance and services	17,078	14,463

Total revenue	38,343	29,654

Cost of revenue:
Licenses	2,060	1,276
Maintenance and services	5,453	4,315
Amortization of intangibles	559	239

Total cost of revenue	8,072	5,830

Gross profit	30,271	23,824

Operating expenses:
Sales and marketing	11,072	8,484
Research and development	8,476	6,816
General and administrative	5,814	4,386

Total operating expenses	25,362	19,686

Income from operations	4,909	4,138

Other expense (income):
Interest income	(117)	(43)
Interest expense	1,696	20

Total other expense (income)	1,579	(23)

Income before income taxes	3,330	4,161
Provision for income taxes	1,629	466

Net income	$1,701	$3,695

Net income per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.06	$0.14
Diluted	$0.06	$0.13

Weighted average common shares outstanding:
Basic	27,235	25,704
Diluted	28,234	28,277

Stock-based compensation expense included above:
Cost of revenue	$408	$66
Sales and marketing	1,137	334
Research and development	799	247
General and administrative	847	455

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income	$1,701	$3,695
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	47	(103)
Unrealized gain on investments	35	5

Total other comprehensive income (loss), net of tax	82	(98)

Comprehensive income	$1,783	$3,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share data)

	Total Stockholders’	Common Stock Par Value $0.01 Per Share		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Equity	Shares	Amount	Capital	Loss	Deficit
Balance December 31, 2011	$133,243	27,106	$271	$191,714	$(2,557)	$(56,185)

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	385	389	4	381	—	—
Stock-based compensation expense	3,191	—	—	3,191	—	—

Equity component of convertible senior notes issuance	—	—	—	—	—	—
Tax windfall benefits on exercises of stock options	—	—	—	—	—	—
Foreign currency translation adjustment	47				47
Unrealized gain on investments	35				35
Net income	1,701	—	—	—	—	1,701

Balance March 31, 2012	$138,602	27,495	275	195,286	(2,475)	(54,484)

Balance December 31, 2010	$52,545	25,452	$255	$142,508	$(1,736)	$(88,482)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	1,553	707	7	1,546	—	—
Stock-based compensation expense	1,102	—	—	1,102	—	—
Foreign currency translation adjustment	(103)				(103)
Unrealized gain on investments	5				5
Net income	3,695	—	—	—	—	3,695

Balance March 31, 2011	$58,797	26,159	$262	$145,156	$(1,834)	$(84,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$1,701	$3,695
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,122	632
Amortization of software licenses	455	455
Stock-based compensation expense	3,191	1,102
Provision for deferred income taxes	1,357	—
Non-cash interest expense on convertible senior notes	1,242	—
Other	(30)	49
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,404	3,384
Other current and long-term assets	(8,081)	(339)
Accounts payable, accrued expenses and other long-term liabilities	(5,311)	(4,388)
Current and long-term deferred revenue	(5,504)	(1,484)

Net cash (used in) provided by operating activities	(3,454)	3,106

Cash flows from investing activities:
Purchases of property and equipment	(978)	(460)
Purchases of marketable securities	(36,656)	(8,676)
Proceeds from sale of marketable securities	—	4,979
Proceeds from maturities of marketable securities	36,334	—

Net cash used in investing activities	(1,300)	(4,157)

Cash flows from financing activities:
Proceeds from the exercise of stock options	948	1,591
Taxes paid on vesting of RSUs	(1,129)	(38)
Notes payable and bank loans - payments	(376)	(386)

Net cash (used in) provided by financing activities	(557)	1,167

Effect of exchange rate changes on cash and cash equivalents	94	51

Net (decrease) increase in cash and cash equivalents	(5,217)	167
Cash and cash equivalents, beginning of period	94,072	47,254

Cash and cash equivalents, end of period	$88,855	$47,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver Unified Communications and other voice and multimedia services over their Internet protocol-based, or IP-based, networks. The Company’s core communications platform consists of three offerings: BroadWorks, BroadCloud and BroadTouch.

2.	Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s annual goodwill impairment test performed in 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Investments and Fair Value Disclosures

Investments in Marketable Securities

Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value, and are included on the Company’s balance sheet as either short-term or long-term investments depending on their maturity.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	March 31, 2012
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$64,765

Total cash equivalents		$64,765

U.S. agency notes	166 - 319 days	$25,776
Commercial paper	147 - 319 days	30,393
Corporate bonds	60 - 319 days	31,868

Total short-term investments		$88,037

U.S. agency notes	382 - 662 days	$8,000
Corporate bonds	382 - 662 days	2,034

Total long-term investments		$10,034

Fair Value

The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets

Cash equivalents and certificates of deposit *	$65,770	$65,770	$71,147	$71,147
Short and long-term investments	98,071	98,071	97,749	97,749

Total assets	$163,841	$163,841	$168,896	$168,896

Liabilities
Convertible senior notes **	$82,877	$120,000	$81,737	$120,000
Notes payable and bank loans	977	977	1,352	1,352

Total liabilities	$83,854	$120,977	$83,089	$121,352

*	Does not include $24.1 million and $23.9 million of operating cash balances as of March 31, 2012 and December 31, 2011, respectively.
**	The carrying value represents the bifurcated debt component only, while the fair value is based on the principal amount of the notes, which did not separate the liability and equity components of the debt instrument.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The carrying amounts of the Company’s other financial instruments, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. (See Note 6 Borrowings for additional information on the fair value of debt.)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classifications during the periods. The following tables summarize the values (in thousands):

	March 31, 2012	Level 1	Level 2	Level 3

Money market funds	$64,765	$64,765	$—	$—
Certificates of deposit	1,005	1,005	—	—

Total cash equivalents and certificates of deposit	65,770	65,770	—	—

U.S. agency notes	33,776	—	33,776	—
Commercial paper	30,393	—	30,393	—
Corporate bonds	33,902	—	33,902	—

Total investments	98,071	—	98,071	—

Total cash equivalents, certificates of deposit and investments	$163,841	$65,770	$98,071	$—

	December 31, 2011	Level 1	Level 2	Level 3

Money market funds	$70,142	$70,142	$—	$—
Certificates of deposit	1,005	1,005	—	—

Total cash equivalents and certificates of deposit	71,147	71,147	—	—

U.S. agency notes	27,672	—	27,672	—
Commercial paper	15,735	—	15,735	—
Corporate bonds	54,342	—	54,342	—

Total investments	97,749	—	97,749	—

Total cash equivalents, certificates of deposit and investments	$168,896	$71,147	$97,749	$—

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2012 and 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

4.	Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Deferred revenue consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Licenses	$14,382	$20,608
Maintenance and services	37,249	36,528

	$51,631	$57,136

Current portion	$50,101	$55,372
Non-current portion	1,530	1,764

	$51,631	$57,136

5.	Software Licenses

The Company is party to an agreement which provides the Company the right to distribute third-party software on a per-user basis up to 35,000,000 licenses over a four-year period for $6.4 million. The arrangement requires the Company to pay a per-user license fee for licenses distributed in excess of 35,000,000. The cost is being amortized to cost of revenue over a 3.5 year period ending May 2012, based on the greater of actual usage or the straight line method. Amortization expense related to this agreement was approximately $0.4 million for each of the three months ended March 31, 2012 and 2011.

In 2011, the Company entered into a new agreement which provides the Company the right to distribute this third-party software on an unlimited basis through May 2016 at a total cost of $10.2 million, of which $6.5 was paid during the quarter ended March 31, 2012. To the extent annual billed license revenue over the four-year period exceeds $460 million, the Company would be required to pay additional fees. The additional $10.2 million will be amortized to cost of revenue over the four-year period beginning June 2012 (the expiration date of the previous agreement), based on the straight line method.

6.	Borrowings

Convertible Senior Notes

In June 2011, the Company issued $120.0 million aggregate principal amount of 1.50% convertible senior notes due in 2018 (the “Notes”). The Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

The Notes may be converted by the holders of Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 1, 2018 only under the following

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

circumstances: (a) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (b) during any calendar quarter (and only during such quarter) after the calendar quarter ended March 31, 2012, if the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the Notes for redemption. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.

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

The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component, of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. This amount is being amortized as interest expense through the July 2018 maturity date of the Notes. The unamortized offering costs at March 31, 2012 were $2.5 million. The remaining $1.4 million of offering costs were allocated to the equity component.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

March 31, 2012

Convertible debt principal	$120,000
Unamortized convertible debt discount	(37,123)

Net carrying amount of convertible debt	$82,877

The following table presents the interest expense recognized related to the Notes (in thousands):

Three Months Ended March 31, 2012

Contractual interest expense	$450
Amortization of debt issuance costs	101
Accretion of debt discount	1,141

Net expense	$1,692

As of March 31, 2012, the unamortized debt discount, which will be amortized over approximately six years, was $37.1 million.

Installment Loans

In May 2008, the Company amended a software license and maintenance agreement that provides the Company the right to distribute third-party software for a one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provided for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At March 31, 2012, the loan was paid in full and at December 31, 2011, the liability for the installment bank loan amounted to approximately $0.4 million.

In connection with the acquisition of Movial Applications, Inc. in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, totalling $1.0 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans funded approved research and development projects, repayment terms are on a per project basis, and the interest rate on each loan is variable, which is currently 3.0%. The Company expects to repay these loans in full during 2012.

Fair value for the Company’s borrowings is estimated using a discounted cash flow analysis. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements, therefore the carrying value of the borrowings approximates their fair values at March 31, 2012 and December 31, 2011. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate maturities of borrowings as of March 31, 2012 were as follows (in thousands):

2012	$503
2013	56
2014	133
2015	133
2016, and thereafter	120,152

$120,977

7.	Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). At the same time, an additional 333,333 shares of common stock were added to the share reserve. On January 1, 2011 and 2012, 1,145,860 and 1,219,787 shares, respectively, were added to the 2009 Plan. At March 31, 2012, the Company had 1,610,473 shares of common stock available for issuance under the 2009 Plan.

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Stock options	$1,389	$501
Restricted stock awards	—	23
Restricted stock units	1,802	578

Total recognized stock-based compensation expense	$3,191	$1,102

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	1,682,911	$11.82
Granted	92,500
Exercised	(320,944)
Forfeited	(50,335)

Balance, March 31, 2012	1,404,132	$14.25	7.95	$34,172,012

Vested at March 31, 2012	678,929	$3.84	7.11	$23,379,611

Exercisable at March 31, 2012	769,549	$3.68	3.83	$26,603,491

The Company granted 92,500 stock options during the three months ended March 31, 2012 and 47,500 stock options during the three months ended March 31, 2011. For the three months ended March 31, 2012 and March 31, 2011, the intrinsic value of stock options exercised was $3.2 million and $25.6 million, respectively, and cash received from stock options exercised was $0.9 million and $1.6 million, respectively. At March 31, 2012, unrecognized stock-based compensation expense related to unvested options was $5.9 million, which is scheduled to be recognized over a weighted average period of 1.38 years.

Restricted Stock Units

The following table presents a summary of activity for RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	359,815	$27.17
Granted	339,337	32.81
Vested	(105,027)	18.31
Forfeited	(3,598)	30.42

Balance, March 31, 2012	590,527	$31.96

During the three months ended March 31, 2012, the Company granted 311,100 RSUs to certain officers and employees, which vest over four years following the date of grant, and 16,003 RSUs to certain officers that were fully vested at the date of grant. In addition, the Company granted 12,234 RSUs to certain directors that vest quarterly through December 31, 2012. During the three months ended March 31, 2011, the Company granted an aggregate of 110,430 RSUs to certain officers, which vest over four years following the date of grant. In addition, the Company granted 11,466 RSUs to certain directors that fully vested on December 31, 2011. At March 31, 2012, unrecognized stock-based compensation expense related to unvested RSUs was $10.6 million, which is scheduled to be recognized over a weighted average period of 1.75 years.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $68.3 million and $60.2 million at March 31, 2012 and December 31, 2011, respectively.

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

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and, therefore, actual results could differ materially from projections.

As of March 31, 2012, the Company had U.S. net operating loss carryforwards of approximately $105.7 million, foreign net operating loss carryforwards of approximately $13.9 million, and domestic and foreign research and experimentation tax credit carryforwards of $2.1 million. The earliest expiration of these net operating losses is 2012, however the earliest net operating loss with a deferred tax asset established expires in 2019. The utilization of domestic and foreign net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes as provided by the local tax law. The Company has not recorded a deferred tax

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

liability for undistributed earnings of $0.4 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

The following table summarizes the Company’s provision for (benefit from) income taxes included in its unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Interim period provision for income taxes before valuation allowance	$1,660	$1,964
Release of valuation allowance	(31)	(1,498)

Provision for income taxes	$1,629	$466

10.	Income per share data

Basic income per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock and convertible securities were exercised or converted into common stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income represents the numerator and weighted average common shares outstanding represents the denominator:

	Three Months Ended March 31,
	2012	2011
	(In thousands except per share data)

Net income	$1,700	$3,695

Weighted average basic common shares outstanding	27,235	25,704
Dilutive effect of stock-based awards	999	2,573

Weighted average diluted common shares outstanding	28,234	28,277

Earnings per share:
Basic	$0.06	$0.14
Diluted	$0.06	$0.13

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Note, which did not occur as of March 31, 2012.

For the three months ended March 31, 2012 and 2011, certain stock options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the period. The weighted average effect of potentially dilutive securities that have been

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Restricted stock units and awards	31	53
Early exercise shares	1	1
Stock options	388	33

11.	Segment and Geographic Information

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

Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$25,829	$17,072
EMEA	5,746	4,747
APAC	5,053	3,573
Other	1,715	4,262

Total Revenue	$38,343	$29,654

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2012	December 31, 2011
Long-Lived Assets, net
United States	$12,441	$9,603
EMEA	337	269
APAC	168	155
Other	572	596

Total Long-Lived Assets, net	$13,518	$10,623

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on February 29, 2012.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

Industry

We believe telecommunications service providers are facing significant challenges to their traditional business models, including declining revenues in their legacy businesses (both fixed line and mobile), rapidly evolving customer communications demands and the need to generate returns on their increasing investments in IP-based networks. Historically, service providers derived much of their revenue from providing reliable voice and highspeed data access. However, these legacy services have been increasingly commoditized as technological and regulatory changes have brought increased competition and lower prices. At the same time, enterprises and consumers have started to seek new and enhanced cloud-based communications services, which can provide service providers with opportunities to counter falling legacy revenues and increase subscriber growth. Service providers are using both their existing IP-based networks and third-party cloud-based platforms to deliver these services to their customers.

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

•

Assisting our current service provider customers to sell more of their currently-deployed BroadWorks and BroadCloud services. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

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

Key Financial Highlights

Some of our key financial highlights for the quarter ended March 31, 2012 include:

•	Total revenue increased by 29% to $38.3 million, compared to $29.7 million in the quarter ended March 31, 2011;

•	Gross profit increased to $30.3 million, compared to $23.8 million in the quarter ended March 31, 2011;

•	Gross margin decreased to 79%, compared to 80% in the quarter ended March 31, 2011;

•	Operating income increased to $4.9 million, or 13% of total revenue, compared to $4.1 million, or 14% of total revenue, in the quarter ended March 31, 2011;

•	Deferred revenue was $51.6 million as of March 31, 2012, a decrease of $5.5 million in the quarter ended March 31, 2012, compared to a decrease of $1.5 million in the same period in 2011; and

•

Cash used in operating activities was $3.5 million, compared to cash provided by operating activities of $3.1 million for the quarter ended March 31, 2011. Cash used in the quarter includes a $6.5 million fee in connection with a new third-party software licensing agreement.

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

Our total revenue consists of the following:

•

Licenses. We derive license revenue from the sale of perpetual software licenses. We price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether any historical trends in recognized license revenue and deferred license revenue will continue. As of March 31, 2012, our deferred license revenue balance was $14.4 million.

•

Maintenance and services. We generally sell annual maintenance contracts with our software licenses. These contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support. We also sell professional services, which consist of implementation, training and consulting services. As of March 31, 2012, our deferred maintenance and services revenue balance was $37.2 million.

Cost of Revenue

Our total cost of revenue consists of the following:

•

Cost of license revenue. A substantial majority of the cost of license revenue consists of royalties paid to third parties whose technology or products are sold as part of BroadWorks and, to a lesser extent, amortization of acquired technology. Most of these royalty payments are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense and/or pay a fixed fee per quarter, which will increase beginning in June 2012 as a result of our recently executed third-party license agreement. Such costs are expensed in the period in which they are incurred.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 509 employees at March 31, 2012 from 487 employees at December 31, 2011, and we expect to continue to hire new employees to support our anticipated growth.

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

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended March 31, 2012 and 2011, we recorded stock-based compensation expense of $3.2 million and $1.1 million, respectively.

Based on stock options and other equity awards outstanding as of March 31, 2012, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $16.5 million over a weighted average period of approximately 1.59 years.

Other Expense (Income), Net

Other (income) expense, net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to the Notes and our five installment loans with Tekes.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. As of December 31, 2011, we had net operating loss carryforwards of approximately $103.1 million to offset future taxable income in the U.S.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for our annual goodwill impairment test performed in 2012 and is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$21,265	55%	$15,191	51%	$6,074	40%
Maintenance and services	17,078	45	14,463	49	2,615	18

Total revenue	$38,343	100%	$29,654	100%	$8,689	29%

Revenue by Geography:
Americas	$27,544	72%	$21,334	72%	$6,210	29%
EMEA	5,746	15	4,747	16	999	21
APAC	5,053	13	3,573	12	1,480	41

Total revenue	$38,343	100%	$29,654	100%	$8,689	29%

Total revenue for the three months ended March 31, 2012 increased by 29%, or $8.7 million, to $38.3 million, compared to the same period in 2011. This growth was driven by a 40% increase in license revenue and an 18% increase in maintenance and services revenue. Deferred revenue decreased by $5.5 million for the three months ended March 31, 2012, compared to a decrease of $1.5 million for the same period in 2011.

Revenue from the Americas for the three months ended March 31, 2012 increased by 29%, or $6.2 million, to $27.5 million compared to the same period in 2011. The increase in the Americas revenue for the three months ended March 31, 2012 was primarily due to growth in software license sales, particularly our hosted UC and trunking applications, consumer applications and related maintenance, in addition to strong growth in services. Europe, Middle East and Africa, or EMEA, revenue for the three months ended March 31, 2012 increased 21%, or $1.0 million, to $5.7 million compared to the same period in 2011. The increase in EMEA revenue for the three months ended March 31, 2012 was primarily due to growth in software license sales, particularly our hosted Unified Communications and trunking applications, and related maintenance. Asia Pacific, or APAC, revenue for the three months ended March 31, 2012 increased by 41%, or $1.5 million, to $5.1 million compared to the same period in 2011. The increase in APAC revenue for the three months ended March 31, 2012 was primarily due to growth in software license sales due to general growth in our hosted Unified Communications applications and related maintenance.

License Revenue

License revenue for the three months ended March 31, 2012 increased by 40%, or $6.1 million, to $21.3 million. The increase in license revenue for the three months ended March 31, 2012 was driven by strong growth in sales of software licenses in the Americas. Deferred license revenue decreased by $6.2 million for the three months ended March 31, 2012, compared to a decrease of $0.6 million for the same period in 2011. The decrease in deferred revenue for the three months ended March 31, 2012 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the quarter.

Maintenance and Services Revenue

Maintenance and services revenue for the three months ended March 31, 2012 increased by 18%, or $2.6 million, to $17.1 million, compared to the same period in 2011. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings. Deferred maintenance and services revenue increased by $0.7 million for the three months ended March 31, 2012, compared to a $0.9 million decrease for the same period in 2011. The increase in deferred revenue was a result of the growth of software licenses purchased by our install base of customers and new customers.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$2,619	12%	$1,515	10%	$1,104	73%
Maintenance and services	5,453	32	4,315	30	1,138	26

Total cost of revenue	$8,072	21%	$5,830	20%	$2,242	38%

Gross Profit:
Licenses (1)	$18,646	88%	$13,676	90%	$4,970	36%
Maintenance and services	11,625	68	10,148	70	1,477	15

Total gross profit	$30,271	79%	$23,824	80%	$6,447	27%

(1)	Includes amortization of intangibles aggregating $559 and $239 for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, gross margin decreased to 79% of revenue, compared to 80% for the same period in 2011. Our gross profit increased by 27%, or $6.4 million, to $30.3 million. We experienced an increase in both license revenue gross profit and maintenance and services revenue gross profit for the three months ended March 31, 2012, primarily due to growth in license revenue and maintenance and services revenue.

For the three months ended March 31, 2012, license gross margin decreased to 88% as compared to 90% in the same period in 2011, and license gross profit increased by 36% to $18.6 million. License cost of revenue increased by 73% to $2.6 million for the three months ended March 31, 2012. This increase was primarily due to an increase of $0.3 million in amortization of acquired intangibles as a result of our business acquisitions in 2011 and an increase of $0.6 million for third-party software expenses.

For the three months ended March 31, 2012, maintenance and services gross margin decreased to 68% compared to 70% for the same period in 2011. Our gross profit increased by 15% to $11.6 million, due to increased services revenue. Maintenance and services cost of revenue increased by 26% to $5.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in maintenance and services cost of revenue was primarily due to a $0.6 million increase in personnel costs due to an increase in services personnel working directly on specific projects for certain customers which will also be included in future releases of our products.

Operating Expenses

	Three Months Ended March 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,072	29%	$8,484	29%	$2,588	31%
Research and development	8,476	22	6,816	23	1,660	24
General and administrative	5,814	15	4,386	14	1,428	33

Total operating expenses	$25,362	66%	$19,686	66%	$5,676	29%

Sales and Marketing. Sales and marketing expense increased by 31%, or $2.6 million, to $11.1 million for the three months ended March 31, 2012. The primary drivers of this increase were a $1.9 million increase in personnel related costs and a $0.3 million increase in outside consulting expenses.

Research and Development. Research and development expense increased by 24%, or $1.7 million, to $8.5 million for the three months ended March 31, 2012. This increase was primarily due to a $1.3 million increase in personnel related costs, driven by both organic growth and our recent acquisitions.

General and Administrative. General and administrative expense increased by 33%, or $1.4 million, to $5.8 million for the three months ended March 31, 2012. This increase was primarily attributable to a $0.9 million increase in personnel costs, a $0.2 million increase in professional fees and a $0.2 million increase in outside consulting fees. Key drivers of this growth in expense were the transaction costs and added costs of integrating and managing our recent acquisitions.

Income from Operations

We had income from operations of $4.9 million for the three months ended March 31, 2012, compared to $4.1 million for the same period in 2011. The increase in income from operations for the three months ended March 31, 2012 was primarily a result of revenue and associated gross profit growing more quickly than expenses increased.

Other Expense (Income)

	Three Months Ended March 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)

Interest income	$(117)	(2)%	$(43)	*	$(74)	172%
Interest expense	1,696	4%	20	*	1,676	NM

Total other expense (income)	$1,579	2%	$(23)	*	$1,602	NM

*	Less than 1%

NM – Not meaningful

Interest income for the three months ended March 31, 2012 was relatively unchanged as compared to the same period in 2011. Interest expense for the three months ended March 31, 2012 increased by $1.7 million as a result of the issuance of the Notes.

Provision For Income Taxes

Income tax expense was $1.6 million for the three months ended March 31, 2012, compared to $0.5 million for the same period in 2011. The income tax expense for the three months ended March 31, 2012 relates primarily to current foreign and state taxes and the utilization of deferred tax assets in the U.S. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and due to the fact that in the three months ended March 31, 2011, the tax expense was offset by the reduction in valuation allowance forecasted for 2011. The following table summarizes our provision for income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Interim period provision for income taxes before valuation allowance	$1,660	$1,964
Release of valuation allowance	(31)	(1,498)

Provision for income taxes	$1,629	$466

Liquidity and Capital Resources

Resources

Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from growth in revenue and deferred revenue. Cash flow from operations was $28.6 million and $19.4 million for the years ended December 31, 2011 and 2010, respectively. We used $3.5 million of cash in operations during the three months ended March 31, 2012, primarily due to the payment of a $6.5 million fee in connection with a new third-party software licensing agreement, and $0.9 million to GENBAND Inc in connection with the final earn-out payment from our acquisition of the M6 application server business from GENBAND Inc. In June 2010, we completed our IPO through which we raised net proceeds of $40.0 million. In December 2010, we completed our follow-on offering through which we raised net proceeds of $9.9 million. In June 2011, we completed the offering of our Notes, with net proceeds from the offering of approximately $115.7 million.

Cash and Cash Equivalents, Accounts Receivable and Working Capital

The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$88,855	$94,072
Accounts receivable, net	40,672	47,048
Working capital	176,563	180,010

	Three Months Ended March 31,
	2012	2011
Cash (used in) provided by:
Operating activities	$(3,454)	$3,106
Investing activities	(1,300)	(4,157)
Financing activities	(557)	1,167

Our cash and cash equivalents at March 31, 2012 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.0 million at March 31, 2012 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the three months ended March 31, 2012, net cash used in operating activities was $3.5 million, compared to net cash provided by operating activities of $3.1 million for the same period in 2011. Cash used in operating activities during the quarter was primarily the result of an increase in other current and long-term assets of $8.1 million (which was predominantly attributable to our up-front payment of the $6.5 million fee in connection with our new four-year third-party software licensing agreement), a $5.3 million decrease in accounts payables, accrued expenses and other long-term liabilities and a $5.5 million decrease in deferred revenue, partially offset by net income of $1.7 million, a decrease in accounts receivable of $6.4 million and non-cash items, such as stock-based compensation expense of $3.2 million, amortization of software licenses of $0.5 million, provision for deferred income taxes of $1.4 million, depreciation and amortization of $1.1 million and non-cash interest expense on our Notes of $1.2 million.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.

For the three months ended March 31, 2012, net cash used in investing activities was $1.3 million, compared to $4.2 million for the same period in 2011. This decrease was primarily attributable to a $3.4 million decrease in net purchases of marketable securities, and a $0.5 million decrease in purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2012, net cash used in financing activities was $0.6 million, compared to net cash provided by financing activities of $1.2 million for the same period in 2011. The change is primarily related to a $1.1 million increase in cash paid for taxes on vesting of restricted stock units and a $0.6 million decrease in proceeds from stock option exercises, compared to the same period in 2011.

Borrowings and Credit Facilities

Convertible Senior Notes

In June 2011, we issued $120.0 million aggregate principal amount of our Notes. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. See footnote 6 to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for additional details about the Notes.

Bank of America Installment Loan

We were party to an installment loan with Bank of America, in the original principal amount of $6.4 million, to finance the payment of a one-time license and maintenance fee in connection with our license of certain third party software. The interest rate on the loan was fixed at 4.0%. The loan provided for scheduled quarterly principal repayments of $0.4 million with the final principal payment due on April 1, 2012. During the quarter ended March 31, 2012, we made the final payment under the loan and the loan has now been paid in full.

Tekes

In connection with our acquisition of Movial Applications, Inc. in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, totalling $1.0 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are on a per project basis, and the interest rate on each loan is variable, which is currently 3.0%. We expect to repay these loans in full during 2012.

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

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of March 31, 2012 (in thousands):

	Payments Due by Year
	Total	Remainder of 2012	2013 - 2014	2015 - 2016	After 2016
Convertible Senior Notes, including interest *	$131,700	$900	$3,600	$3,600	$123,600
Operating lease obligations	10,944	1,727	3,339	3,149	2,729
Equipment leases	106	55	50	—	—

Total	$142,750	$2,682	$6,989	$6,749	$126,329

*	Contractual interest obligations related to our Notes totaled $11.7 million at March 31, 2012, including $0.9 million, $3.6 million, $3.6 million and $3.6 million due in years 2012, 2013-2014, 2015 - 2016 and after 2016, respectively.

As of March 31, 2012, we had unrecognized tax benefits of $0.6 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2012. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At March 31, 2012, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are a defendant in litigation arising out of the ordinary course of business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2011, we are not a party to any material, pending legal proceeding, nor are we aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our common stock are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, for a detailed discussion of risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

10.1 †	BroadSoft, Inc. 2012 Executive Bonus Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL#	Instance Document

101.SCH XBRL#	Taxonomy Extension Schema

101.CAL XBRL#	Taxonomy Extension Calculation Linkbase

101.DEF XBRL#	Taxonomy Extension Definition Linkbase

101.LAB XBRL#	Taxonomy Extension Label Linkbase

101.PRE XBRL#	Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ James A. Tholen
James A. Tholen
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

Date: May 7, 2012