Form 10-Q
period 2012-06-30
BROADSOFT, INC.
filed 2012-08-06
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on August 2, 2012, was 27,590,101.

BroadSoft, Inc.

Part I. Financial Information

Item 1.	Financial Statements

BroadSoft, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$84,253	$94,072
Short-term investments	89,568	92,749
Accounts receivable, net of allowance for doubtful accounts of $379 and $54 at June 30, 2012 and December 31, 2011, respectively	39,839	47,048
Deferred tax assets	12,409	12,968
Other current assets	7,451	4,435

Total current assets	233,520	251,272

Long-term assets:
Property and equipment, net	4,708	4,221
Long-term investments	20,405	5,000
Restricted cash	959	959
Intangible assets, net	7,682	8,842
Goodwill	20,207	17,276
Other long-term assets	7,310	3,386

Total long-term assets	61,271	39,684

Total assets	$294,791	$290,956

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$12,272	$14,999
Notes payable and bank loans, current portion	475	891
Deferred revenue, current portion	46,816	55,372

Total current liabilities	59,563	71,262

Convertible senior notes	84,048	81,737
Notes payable and bank loans	448	461
Deferred revenue	1,978	1,764
Deferred tax liabilities	3,973	1,433
Other long-term liabilities	1,149	1,056

Total liabilities	151,159	157,713

Commitments and contingencies (Note 9)

Stockholders’ equity:

Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—

Common stock, par value $0.01 per share; 100,000,000 shares authorized at June 30, 2012 and December 31, 2011; 27,581,558 and 27,106,393 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	276	271
Additional paid-in capital	198,710	191,714
Accumulated other comprehensive loss	(3,226)	(2,557)
Accumulated deficit	(52,128)	(56,185)

Total stockholders’ equity	143,632	133,243

Total liabilities and stockholders’ equity	$294,791	$290,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenue:
Licenses	$22,501	$19,202	$43,766	$34,393
Maintenance and services	18,015	12,977	35,093	27,440

Total revenue	40,516	32,179	78,859	61,833

Cost of revenue:
Licenses	2,515	1,345	4,575	2,621
Maintenance and services	5,249	4,635	10,702	8,950
Amortization of intangibles	557	251	1,116	490

Total cost of revenue	8,321	6,231	16,393	12,061

Gross profit	32,195	25,948	62,466	49,772

Operating expenses:
Sales and marketing	11,608	9,077	22,680	17,561
Research and development	9,131	6,730	17,607	13,546
General and administrative	5,880	4,496	11,694	8,882

Total operating expenses	26,619	20,303	51,981	39,989

Income from operations	5,576	5,645	10,485	9,783

Other expense (income):
Interest income	(120)	(44)	(237)	(87)
Interest expense	1,723	238	3,419	258

Total other expense, net	1,603	194	3,182	171

Income before income taxes	3,973	5,451	7,303	9,612
Provision for (benefit from) income taxes	1,617	(10,340)	3,246	(9,874)

Net income	$2,356	$15,791	$4,057	$19,486

Net income per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.09	$0.59	$0.15	$0.74
Diluted	$0.08	$0.57	$0.14	$0.70

Weighted average common shares outstanding:
Basic	27,550	26,670	27,392	26,189
Diluted	28,253	27,939	28,238	27,796

Stock-based compensation expense included above:
Cost of revenue	$483	$211	$891	$277
Sales and marketing	1,391	415	2,528	749
Research and development	1,101	510	1,900	757
General and administrative	806	765	1,653	1,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$2,356	$15,791	$4,057	$19,486
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(737)	(168)	(690)	(271)
Unrealized (loss) gain on investments	(14)	(2)	21	3

Total other comprehensive income (loss), net of tax	(751)	(170)	(669)	(268)

Comprehensive income	$1,605	$15,621	$3,388	$19,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share data)

		BroadSoft, Inc. Stockholders’ Equity (Deficit)
	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2011	$133,243	27,106	$271	$191,714	$(2,557)	$(56,185)

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	90	475	5	85	—	—
Stock-based compensation expense	6,972	—	—	6,972	—	—
Tax windfall benefits on exercises of stock options	(61)	—	—	(61)	—	—
Foreign currency translation adjustment	(690)	—	—	—	(690)	—
Unrealized gain on investments	21	—	—	—	21	—
Net income	4,057	—	—	—	—	4,057

Balance June 30, 2012	$143,632	27,581	276	198,710	(3,226)	(52,128)

Balance December 31, 2010	$52,545	25,452	$255	$142,508	$(1,736)	$(88,482)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	2,815	1,436	14	2,801	—	—
Stock-based compensation expense	2,723	—	—	2,723	—	—

Equity component of convertible senior notes issuance	39,151	—	—	39,151	—	—
Tax windfall benefits on exercises of stock options	77	—	—	77	—	—
Foreign currency translation adjustment	(268)	—	—	—	(268)	—
Unrealized gain on investments	—	—	—	—	—	—
Net income	19,486	—	—	—	—	19,486

Balance June 30, 2011	$116,529	26,888	$269	$187,260	$(2,004)	$(68,996)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$4,057	$19,486
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,289	1,302
Amortization of software licenses	1,047	910
Stock-based compensation expense	6,972	3,003
Provision for doubtful accounts	326	17
Provision for (benefit from) deferred income taxes	2,801	(9,926)
Tax windfall benefits from (provision for) stock option exercises	—	77
Non-cash interest expense on convertible senior notes	2,515	172
Other	—	(8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,884	6,424
Other current and long-term assets	(7,725)	(699)
Accounts payable, accrued expenses and other long-term liabilities	(2,591)	(3,883)
Current and long-term deferred revenue	(8,342)	(4,885)

Net cash provided by operating activities	8,233	11,990

Cash flows from investing activities:
Purchases of property and equipment	(1,660)	(879)
Payments for acquisitions, net of cash acquired	(3,219)	—
Purchases of marketable securities	(56,675)	(31,482)
Proceeds from sale of marketable securities	12,251	13,271
Proceeds from maturities of marketable securities	32,200	—
Change in restricted cash	—	35

Net cash used in investing activities	(17,103)	(19,055)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	115,688
Proceeds from the exercise of stock options	1,139	3,195
Taxes paid on vesting of RSUs	(1,614)	(380)
Notes payable and bank loans - payments	(429)	(776)

Net cash (used in) provided by financing activities	(904)	117,727

Effect of exchange rate changes on cash and cash equivalents	(45)	68

Net (decrease) increase in cash and cash equivalents	(9,819)	110,730
Cash and cash equivalents, beginning of period	94,072	47,254

Cash and cash equivalents, end of period	$84,253	$157,984

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.

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

3. Investments and Fair Value Disclosures

Investments in Marketable Securities

Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s balance sheet as either

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company’s primary objective when investing excess cash is preservation of principal.

	June 30, 2012
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$53,160

Total cash equivalents		$53,160

U.S. agency notes	30 - 382 days	$30,708
Commercial paper	9 - 258 days	27,502
Corporate bonds	32 - 349 days	31,358

Total short-term investments		$89,568

U.S. agency notes	368 - 514 days	$17,991
Corporate bonds	401 days	2,414

Total long-term investments		$20,405

Fair Value

The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets

Cash equivalents and certificates of deposit *	$54,165	$54,165	$71,147	$71,147
Short and long-term investments	109,973	109,973	97,749	97,749

Total assets	$164,138	$164,138	$168,896	$168,896

Liabilities

Convertible senior notes **	$84,048	$120,000	$81,737	$120,000
Notes payable and bank loans	923	923	1,352	1,352

Total liabilities	$84,971	$120,923	$83,089	$121,352

*	Does not include $31.1 million and $23.9 million of operating cash balances as of June 30, 2012 and December 31, 2011, respectively.
**	The carrying value represents the bifurcated debt component only, while the fair value is based on the principal amount of the notes, which did not separate the liability and equity components of the debt instrument.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classifications during the periods. The following tables summarize the values (in thousands):

	June 30, 2012	Level 1	Level 2	Level 3
Money market funds	$53,160	$53,160	$—	$—
Certificates of deposit	1,005	1,005	—	—

Total cash equivalents and certificates of deposit	54,165	54,165	—	—

U.S. agency notes	48,699	—	48,699	—
Commercial paper	27,502	—	27,502	—
Corporate bonds	33,772	—	33,772	—

Total investments	109,973	—	109,973	—

Total cash equivalents, certificates of deposit and investments	$164,138	$54,165	$109,973	$—

	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$70,142	$70,142	$—	$—
Certificates of deposit	1,005	1,005	—	—

Total cash equivalents and certificates of deposit	71,147	71,147	—	—

U.S. agency notes	27,672	—	27,672	—
Commercial paper	15,735	—	15,735	—
Corporate bonds	54,342	—	54,342	—

Total investments	97,749	—	97,749	—

Total cash equivalents, certificates of deposit and investments	$168,896	$71,147	$97,749	$—

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended June 30, 2012 and 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

4. Goodwill

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2011, gross	$17,276
Accumulated impairment loss	—

Balance as of December 31, 2011, net	17,276
Increase in goodwill related to acquisitions	3,177
Other	(246)

Balance as of June 30, 2012, gross	20,207
Accumulated impairment loss	—

Balance as of June 30, 2012, net	$20,207

The increase in “goodwill related to acquisitions” is a result of the acquisition in April 2012 of a research and development workforce. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.

5. Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Deferred revenue consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Licenses	$12,933	$20,608
Maintenance and services	35,861	36,528

	$48,794	$57,136

Current portion	$46,816	$55,372
Non-current portion	1,978	1,764

	$48,794	$57,136

6. Software Licenses

The Company was previously party to an agreement that provided the Company the right to distribute third-party software on a per-user basis up to 35,000,000 licenses over a four-year period for $6.4 million. The arrangement required the Company to pay a per-user license fee for licenses distributed in excess of 35,000,000. The cost was amortized to cost of revenue over a 3.5 year period ending May 2012, based on the greater of actual usage or the straight line method. The Company continues to pay maintenance and support fees under this agreement.

In 2011, the Company entered into a new agreement that provides the Company the right to distribute this third-party software on an unlimited basis through May 2016 at a total cost of $10.2 million, of which

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

$6.5 was paid during the quarter ended March 31, 2012. To the extent annual billed license revenue over the four-year period exceeds $460 million, the Company would be required to pay additional fees. The additional $10.2 million is being amortized to cost of revenue over the four-year period beginning in June 2012 (after expiration of the previous agreement), based on the straight line method.

Amortization expense related to these agreements was approximately $1.0 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

7. Borrowings

Convertible Senior Notes

In June 2011, the Company issued $120.0 million aggregate principal amount of 1.50% convertible senior notes due in 2018 (the “Notes”). The Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

The Notes may be converted by the holders of Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 1, 2018 only under the following circumstances: (a) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (b) during any calendar quarter (and only during such quarter) after the calendar quarter ended June 30, 2012, if the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the Notes for redemption. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of June 30, 2012, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.

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

The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component, of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. This amount is being amortized as interest expense through the July 2018 maturity date of the Notes. The unamortized offering costs at June 30, 2012 were $2.4 million. The remaining $1.4 million of offering costs were allocated to the equity component.

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	June 30, 2012	December 31, 2011
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(35,952)	(38,263)

Net carrying amount of convertible debt	$84,048	$81,737

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest expense	$450	$50	$900	$50
Amortization of debt issuance costs	102	11	203	11
Accretion of debt discount	1,171	161	2,312	161

Net interest expense	$1,723	$222	$3,415	$222

As of June 30, 2012, the unamortized equity component, which will be amortized over approximately six years, was $36.0 million.

Installment Loans

In May 2008, the Company amended a software license and maintenance agreement that provided the Company the right to distribute third party software for a one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provided for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment payable on April 1, 2012. At March 31, 2012, the loan was paid in full and at December 31, 2011, the liability for the installment bank loan amounted to approximately

$0.4 million.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the acquisition of Movial Applications, Inc. in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, totaling $1.0 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans funded approved research and development projects, repayment terms are on a per project basis, and the interest rate on each loan is variable, which was 3.0% as of June 30, 2012. The Company expects to repay these loans in full during 2012.

Fair value for the Company’s borrowings is estimated using quoted market prices for similiar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements, therefore the carrying value of the borrowings approximates their fair values at June 30, 2012 and December 31, 2011. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The aggregate maturities of borrowings as of June 30, 2012 were as follows (in thousands):

2012	$476
2013	53
2014	125
2015	125
2016, and thereafter	120,144

$120,923

8. Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). At the same time, an additional 333,333 shares of common stock were added to the share reserve. On January 1, 2011 and 2012, 1,145,860 and 1,219,787 shares, respectively, were added to the 2009 Plan. At June 30, 2012, the Company had 1,456,383 shares of common stock available for issuance under the 2009 Plan.

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$1,673	$433	$3,062	$934
Restricted stock awards	—	19	—	42
Restricted stock units	2,108	1,449	3,910	2,027

Total recognized stock-based compensation expense	$3,781	$1,901	$6,972	$3,003

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	1,682,911	$11.82
Granted	258,600
Exercised	(376,211)
Forfeited	(78,958)

Balance, June 30, 2012	1,486,342	$17.25	7.91	$22,443,987

Vested at June 30, 2012	714,097	$4.76	6.90	$17,522,120
Exercisable at June 30, 2012	752,556	$4.64	6.84	$18,295,189

The Company granted 258,600 stock options during the six months ended June 30, 2012 and 102,700 stock options during the six months ended June 30, 2011. For the six months ended June 30, 2012 and June 30, 2011, the intrinsic value of stock options exercised was $12.8 million and $53.2 million, respectively, and cash received from stock options exercised was $1.1 million and $3.2 million, respectively. At June 30, 2012, unrecognized stock-based compensation expense related to unvested options was $7.2 million, which is scheduled to be recognized over a weighted average period of 1.44 years.

Restricted Stock Units

The following table presents a summary of activity for RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	367,315	$27.17
Granted	399,262	33.87
Vested	(150,802)	23.04
Forfeited	(39,608)	34.71

Balance, June 30, 2012	576,167	$32.49

During the six months ended June 30, 2012, the Company granted 316,025 RSUs to certain officers and employees, which vest over four years following the date of grant, and 16,003 RSUs to certain officers that were fully vested at the date of grant. In addition, the Company granted 12,234 RSUs to certain directors that vest quarterly through December 31, 2012. During the six months ended June 30, 2012, the Company granted 55,000 Performance Stock Units to certain officers, which vest on December 31, 2013, subject to the recipients’ satisfying the performance criteria of the awards. During the six months ended June 30, 2011, the Company granted an aggregate of 104,000 RSUs to certain officers and 86,950 RSUs to certain employees, which vest over four years following the date of grant. In addition, the Company granted 7,153 RSUs to certain directors that vested quarterly through December 31, 2011. At June 30, 2012, unrecognized stock-based compensation expense related to unvested RSUs was $8.9 million, which is scheduled to be recognized over a weighted average period of 1.57 years.

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

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $70.7 million and $60.2 million at June 30, 2012 and December 31, 2011, respectively.

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

As of June 30, 2012, the Company had U.S. net operating loss carryforwards of approximately $99.0 million, foreign net operating loss carryforwards of approximately $13.3 million, and domestic and foreign research and experimentation tax credit carryforwards of $2.1 million. Certain net operating losses expire in 2012 although the Company expects to utilize them prior to their expiration. The earliest net operating loss with a deferred tax asset established expires in 2019. The utilization of domestic and foreign net operating loss and tax credit carryforwards

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

may be subject to annual limitations due to ownership changes as provided by the local tax law. The Company has not recorded a deferred tax liability for undistributed earnings of $0.5 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

The following table summarizes the Company’s provision for (benefit from) income taxes included in its unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interim period provision for income taxes before valuation allowance	$1,653	$(414)	$3,313	$52
Decrease due to valuation allowance	(36)	(9,926)	(67)	(9,926)

Provision for (benefit from) income taxes	$1,617	$(10,340)	$3,246	$(9,874)

11. Income per share data

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

The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income represents the numerator and weighted average common shares outstanding represents the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands except per share data)
Net income	$2,356	$15,791	$4,057	$19,486
Weighted average basic common shares outstanding	27,550	26,670	27,392	26,189
Dilutive effect of stock-based awards	703	1,269	846	1,607

Weighted average diluted common shares outstanding	28,253	27,939	28,238	27,796

Earnings per share:
Basic	$0.09	$0.59	$0.15	$0.74
Diluted	$0.08	$0.57	$0.14	$0.70

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three or six months ended June 30, 2012.

For the three and six months ended June 30, 2012 and 2011, certain stock options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

because their exercise prices exceeded the average market price of the Company’s common stock during the period. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restricted stock units and awards	5	84	89	42
Early exercise shares	—	—	—	1
Stock options	512	35	450	18

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

Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$23,041	$20,801	$48,870	$37,873
EMEA	9,756	4,898	15,502	9,645
APAC	3,478	3,809	8,531	7,382
Other	4,241	2,671	5,956	6,933

Total Revenue	$40,516	$32,179	$78,859	$61,833

	June 30, 2012	December 31, 2011
Long-Lived Assets, net
United States	$11,946	$9,603
EMEA	355	269
APAC	156	155
Other	520	596

Total Long-Lived Assets, net	$12,977	$10,623

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Subsequent Event

On August 6, 2012, the Company completed its acquisition of the assets of Adaption Technologies Ventures, Ltd. (“Adaption Technologies”), a provider of hosted business VoIP solutions. The Company expects the acquisition to enhance its BroadCloud Software-as-a-Service delivery platform. The Company will now be able to deliver as part of its BroadCloud offerings BroadWorks features and functionality. The purchase price for Adaption Technologies was approximately $22 million and the Company funded the acquisition with cash on hand. Because this acquisition recently closed, the Company has not yet completed the initial purchase price allocation.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our dependence on the success of BroadWorks;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including but not limited to industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	any potential loss of or reductions in orders from certain significant customers;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand our product offerings;

•	our international operations;

•	our significant reliance on distribution partners in international markets;

•	our ability to sell our products in certain markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Company Overview

We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver Unified Communications and other voice and multimedia services over their Internet protocol, IP, based networks. Our core communications platform consists of three offerings:

•

BroadWorks. Our BroadWorks software powers Unified Communications applications, such as call processing, hosted IP Centrex (also referred to as hosted PBX) and SIP Trunking. Typically, we license our BroadWorks software on a perpetual license basis to service providers who implement our software within their networks to offer UC and other VoIP services to their end-users. Since our inception, most of our revenues have come from license and maintenance and support fees for our BroadWorks software.

•

BroadCloud. Our BroadCloud services, which were introduced in 2010, are Unified Communications services hosted and/or managed by us, and resold by service providers, under their brand. We also offer our web collaboration services directly to enterprises. Typically, service providers pay us a monthly recurring fee for providing such services. Although we do not derive a significant portion or our revenues from BroadCloud services, we believe there is a growing acceptance by service providers of BroudCloud-type service offerings.

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

BroadCloud. Our BroadCloud hosted or “cloud” service offering enables our service provider customers to offer their end-users additional UC applications, such as web collaboration, video conferencing, instant messaging, or IM, presence and short messaging. We also offer our web collaboration services directly to enterprises. Unlike our more traditional software offerings, in our BroadCloud offering, these applications are hosted and/or managed on our network. The key objectives of providing these services from our own BroadCloud network include expediting our service provider customers’ time to market by our hosting and managing the services and enabling the service provider to brand such UC applications.

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

Key Financial Highlights

Some of our key financial highlights for the quarter ended June 30, 2012 include:

•	Total revenue increased by 26% to $40.5 million, compared to $32.2 million in the quarter ended June 30, 2011;

•	Gross profit increased to $32.2 million, compared to $25.9 million in the quarter ended June 30, 2011;

•	Gross margin decreased to 79%, compared to 81% in the quarter ended June 30, 2011;

•	Operating income was $5.6 million, or 14% of total revenue, compared to $5.6 million, or 18% of total revenue, in the quarter ended June 30, 2011;

•	Deferred revenue was $48.8 million as of June 30, 2012, a decrease of $2.8 million in the quarter ended June 30, 2012, compared to a decrease of $3.4 million in the same period in 2011;

•	Revenue plus net change in deferred revenue increased by 31% to $37.7 million, compared to $28.8 million in the quarter ended June 30, 2011; and

•	Cash provided by operating activities was $11.7 million, compared to $8.9 million for the quarter ended June 30, 2011.

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

Our total revenue consists of the following:

•

Licenses. We derive license revenue from the sale of perpetual software licenses. We price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether any historical trends in recognized license revenue and deferred license revenue will continue. As of June 30, 2012, our deferred license revenue balance was $12.9 million.

•

Maintenance and services. We generally sell annual maintenance contracts with our software licenses. These contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support. We also sell professional services, which consist of implementation, training and consulting services. As of June 30, 2012, our deferred maintenance and services revenue balance was $35.9 million.

Cost of Revenue

Our total cost of revenue consists of the following:

•

Cost of license revenue. A substantial majority of the cost of license revenue consists of royalties paid to third parties whose technology or products are sold as part of BroadWorks and, to a lesser extent, amortization of acquired technology. Most of these royalty payments are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense and/or pay a fixed fee per quarter, which will increase beginning in June 2012 as a result of a recently executed third-party license agreement. Such costs are expensed in the period in which they are incurred.

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

Revenue Plus (Decrease) Increase in Deferred Revenue

We believe revenue we recognize in a particular period plus the net change in our deferred revenue balance is a key measure of our sales activity for that period. The (decrease) increase in deferred revenue illustrates how the balance in deferred revenue has changed over a period of time.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 559 employees at June 30, 2012 from 487 employees at December 31, 2011, and we expect to continue to hire new employees to support our anticipated growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. Over the long term, we expect sales and marketing expenses to decrease as a percentage of total revenue as sales grow. During the remainder of 2012, however, we do not expect sales and marketing expenses to decrease as a percentage of total revenue.

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

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant or modification. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended June 30, 2012 and 2011, we recorded stock-based compensation expense of $3.8 million and $1.9 million, respectively. For the six months ended June 30, 2012 and 2011, we recorded stock-based compensation expense of $7.0 million and $3.0 million, respectively.

Based on stock options and other equity awards outstanding as of June 30, 2012, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $16.1 million over a weighted average period of approximately 1.52 years.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents, marketable securities and restricted cash. Interest expense consists primarily of the interest related to the Notes and our five installment loans with Tekes.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. As of June 30, 2012, we had net operating loss carryforwards of approximately $99.0 million to offset future taxable income in the U.S.

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

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$22,501	56%	$19,202	60%	$3,299	17%
Maintenance and services	18,015	44	12,977	40	5,038	39

Total revenue	$40,516	100%	$32,179	100%	$8,337	26%

Revenue by Geography:
Americas	$27,282	67%	$23,472	73%	$3,810	16%
EMEA	9,756	24	4,898	15	4,858	99
APAC	3,478	9	3,809	12	(331)	(9)

Total revenue	$40,516	100%	$32,179	100%	$8,337	26%

Total revenue for the three months ended June 30, 2012 increased by 26%, or $8.3 million, to $40.5 million, compared to the same period in 2011. This growth was driven by a 17% increase in license revenue and a 39% increase in maintenance and services revenue. Deferred revenue decreased by $2.8 million for the three months ended June 30, 2012, compared to a decrease of $3.4 million for the same period in 2011.

Revenue from the Americas for the three months ended June 30, 2012 increased by 16%, or $3.8 million, to $27.3 million compared to the same period in 2011. The increase in the Americas revenue for the three months ended June 30, 2012 was primarily due to growth in software license sales, particularly our hosted UC and trunking applications, consumer applications and related maintenance, in addition to strong growth in services. Europe, Middle East and Africa, or EMEA, revenue for the three months ended June 30, 2012 increased 99%, or $4.9 million, to $9.8 million compared to the same period in 2011. The increase in EMEA revenue for the three months ended June 30, 2012 was primarily due to growth in software license sales, particularly our hosted UC and trunking applications, and related maintenance. Asia Pacific, or APAC, revenue for the three months ended June 30, 2012 decreased by 9%, or $0.3 million, to $3.5 million compared to the same period in 2011. The decrease in APAC revenue for the three months ended June 30, 2012 was primarily due to certain software orders received during the quarter that did not meet the criteria for revenue recognition and as a result, the associated revenue was deferred.

License Revenue

License revenue for the three months ended June 30, 2012 increased by 17%, or $3.3 million, to $22.5 million. The increase in license revenue for the three months ended June 30, 2012 was driven by strong growth in sales of software licenses in EMEA as well as the Americas. Deferred license revenue decreased by $1.4 million for the three months ended June 30, 2012, compared to a decrease of $0.9 million for the same period in 2011. The decrease in deferred revenue for the three months ended June 30, 2012 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the quarter.

Maintenance and Services Revenue

Maintenance and services revenue for the three months ended June 30, 2012 increased by 39%, or $5.0 million, to $18.0 million, compared to the same period in 2011. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings and inclusion of revenue recognized for an order that was previously deferred. Deferred maintenance and services revenue decreased by $1.4 million for the three months ended June 30, 2012, compared to a $2.5 million decrease for the same period in 2011. The decrease in deferred revenue for the three months ended June 30, 2012 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the quarter.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Period-to-Period Change
	2012		2011
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$3,072	14%	$1,596	8%	$1,476	92%
Maintenance and services	5,249	29	4,635	36	614	13

Total cost of revenue	$8,321	21%	$6,231	19%	$2,090	34%

Gross Profit:
Licenses (1)	$19,429	86%	$17,606	92%	$1,823	10%
Maintenance and services	12,766	71	8,342	64	4,424	53

Total gross profit	$32,195	79%	$25,948	81%	$6,247	24%

(1)	Includes amortization of intangibles aggregating $557 and $251 for the three months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, gross margin decreased to 79% of revenue, compared to 81% for the same period in 2011. Our gross profit increased by 24%, or $6.2 million, to $32.2 million. We experienced an increase in both license gross profit and maintenance and services gross profit for the three months ended June 30, 2012, primarily due to growth in license revenue and maintenance and services revenue.

For the three months ended June 30, 2012, license gross margin decreased to 86% as compared to 92% in the same period in 2011, and license gross profit increased by 10% to $19.4 million. License cost of revenue increased by 92% to $3.1 million for the three months ended June 30, 2012. This increase was primarily due to an increase of $0.3 million in amortization of acquired intangibles as a result of our business acquisitions in 2011, an increase of $0.3 million in personnel-related expenses due to increased headcount, an increase of $0.3 million due to the new embedded database arrangement and an increase of $0.7 million for third-party software expenses.

For the three months ended June 30, 2012, maintenance and services gross margin increased to 71% compared to 64% for the same period in 2011. Our maintenance and services gross profit increased by 53% to $12.8 million, due to increased services revenue. Maintenance and services cost of revenue increased by 13% to $5.2 million for the three months ended June 30, 2012 as compared to the same period in 2011.

Operating Expenses

	Three Months Ended June 30,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,608	29%	$9,077	28%	$2,531	28%
Research and development	9,131	23	6,730	21	2,401	36
General and administrative	5,880	15	4,496	14	1,384	31

Total operating expenses	$26,619	66%	$20,303	63%	$6,316	31%

Sales and Marketing. Sales and marketing expense increased by 28%, or $2.5 million, to $11.6 million for the three months ended June 30, 2012. The primary driver of this increase was a $1.8 million increase in personnel-related costs, of which $1.0 million related to stock-based compensation expense.

Research and Development. Research and development expense increased by 36%, or $2.4 million, to $9.1 million for the three months ended June 30, 2012. This increase was primarily due to a $1.9 million increase in personnel-related costs, of which $0.6 million related to stock-based compensation expense, driven by both organic growth and our recent acquisitions.

General and Administrative. General and administrative expense increased by 31%, or $1.4 million, to $5.9 million for the three months ended June 30, 2012. This increase was primarily attributable to a $0.3 million increase in personnel-related costs, a $0.3 million increase in bad debt expense, a $0.2 million increase in equipment and software expense and a $0.1 million increase in professional fees. Key drivers of this growth in expense were costs incurred in completing, integrating and managing our recent acquisitions.

Income from Operations

We had income from operations of $5.6 million for the three months ended June 30, 2012, compared to $5.6 million for the same period in 2011.

Other Expense (Income)

	Three Months Ended June 30,
	2012		2011		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(120)	*	$(44)	*	$(76)	172%
Interest expense	1,723	4%	238	1%	1,485	NM

Total other expense, net	$1,603	4%	$194	1%	$1,409	NM

*	Less than 1%

NM – Not meaningful

Interest income for the three months ended June 30, 2012 increased by $0.1 million as compared to the same period in 2011. The increase in interest income was due to an increase in excess cash invested in marketable securities as compared to the 2011 period. Interest expense for the three months ended June 30, 2012 increased by $1.5 million as a result of the issuance of the Notes.

Provision For (Benefit From) Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2012, compared to benefit from income taxes of $10.3 million for the same period in 2011. The income tax expense for the three months ended June 30, 2012 relates primarily to current foreign and state taxes and the utilization of deferred tax assets in the U.S. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and due to the fact that in the three months ended June 30, 2011, the tax expense was offset by the reduction in valuation allowance forecasted for 2011. The following table summarizes our provision for (benefit from) income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Interim period provision for income taxes before valuation allowance	$1,653	$(414)
Release of valuation allowance	(36)	(9,926)

Provision for (benefit from) income taxes	$1,617	$(10,340)

Comparison of the six months ended June 30, 2012 and 2011

Revenue

	Six Months Ended June 30,
	2012		2011		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
Licenses	$43,766	55%	$34,393	56%	$9,373	27%
Maintenance and services	35,093	45	27,440	44	7,653	28

Total revenue	$78,859	100%	$61,833	100%	$17,026	28%

Revenue by Geography:
Americas	$54,826	70%	$44,806	72%	$10,020	22%
EMEA	15,502	20	9,645	16	5,857	61
APAC	8,531	10	7,382	12	1,149	16

Total revenue	$78,859	100%	$61,833	100%	$17,026	28%

Total revenue for the six months ended June 30, 2012 increased by 28%, or $17.0 million, to $78.9 million, compared to the same period in 2011. This growth was driven by a 27% increase in license revenue and a 28% increase in maintenance and services revenue. Deferred revenue decreased by $8.3 million for the six months ended June 30, 2012, compared to a decrease of $4.9 million for the same period in 2011.

Revenue from the Americas for the six months ended June 30, 2012 increased by 22%, or $10.0 million, to $54.8 million compared to the same period in 2011. The increase in the Americas revenue for the six months ended June 30, 2012 was primarily due to growth in software license sales, particularly our hosted UC and trunking applications, consumer applications and related maintenance, in addition to strong growth in services. EMEA revenue for the six months ended June 30, 2012 increased 61%, or $5.9 million, to $15.5 million compared to the same period in 2011. The increase in EMEA revenue for the six months ended June 30, 2012 was primarily due to growth in software license sales, particularly our hosted UC and trunking applications, and related maintenance. APAC revenue for the six months ended June 30, 2012 increased by 16%, or $1.1 million, to $8.5 million compared to the same period in 2011. The increase in APAC revenue for the six months ended June 30, 2012 was primarily due to growth in software license sales due to general growth in our hosted UC applications and related maintenance.

License Revenue

License revenue for the six months ended June 30, 2012 increased by 27%, or $9.4 million, to $43.8 million. The increase in license revenue for the six months ended June 30, 2012 was driven by strong growth in sales of software licenses in the Americas. Deferred license revenue decreased by $7.7 million for the six months ended June 30, 2012, compared to a decrease of $1.5 million for the same period in 2011. The decrease in deferred revenue for the six months ended June 30, 2012 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the period.

Maintenance and Services Revenue

Maintenance and services revenue for the six months ended June 30, 2012 increased by 28%, or $7.7 million, to $35.1 million, compared to the same period in 2011. The increase in maintenance and services revenue was the result of growth in our installed base of customers and licenses and growth in demand by our customers for our professional service offerings. Deferred maintenance and services revenue decreased by $0.6 million for the six months ended June 30, 2012, compared to a $3.4 million decrease for the same period in 2011. The decrease in deferred revenue was a result of the growth of software licenses purchased by our installed base of customers and new customers.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,				Period-to-Period Change
	2012		2011
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
Licenses (1)	$5,691	13%	$3,111	9%	$2,580	83%
Maintenance and services	10,702	30	8,950	33	1,752	20

Total cost of revenue	$16,393	21%	$12,061	20%	$4,332	36%

Gross Profit:
Licenses (1)	$38,075	87%	$31,282	91%	$6,793	22%
Maintenance and services	24,391	70	18,490	67	5,901	32

Total gross profit	$62,466	79%	$49,772	80%	$12,694	26%

(1)	Includes amortization of intangibles aggregating $1,116 and $490 for the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, gross margin decreased to 79% of revenue, compared to 80% for the same period in 2011. Our gross profit increased by 26%, or $12.7 million, to $62.5 million. We experienced an increase in both license gross profit and maintenance and services gross profit for the six months ended June 30, 2012, primarily due to growth in license revenue and maintenance and services revenue.

For the six months ended June 30, 2012, license gross margin decreased to 87% as compared to 91% in the same period in 2011, and license gross profit increased by 22% to $38.1 million. License cost of revenue increased by 83% to $5.7 million for the six months ended June 30, 2012. This increase was primarily due to an increase of $0.6 million in amortization of acquired intangibles as a result of our business acquisitions in 2011, an increase of $1.1 million for third-party software expenses and a $0.6 million increase in personnel-related expenses due to an increase in headcount.

For the six months ended June 30, 2012, maintenance and services gross margin increased to 70% compared to 67% for the same period in 2011. Our maintenance and services gross profit increased by 32% to $24.4 million, due to increased services revenue. Maintenance and services cost of revenue increased by 20% to $10.7 million for the six months ended June 30, 2012 as compared to the same period in 2011. The increase in maintenance and services cost of revenue was primarily due to a $1.0 million increase in personnel-related costs due to an increase in services personnel working directly on specific projects for certain customers that will also be included in future releases of our products.

Operating Expenses

	Six Months Ended June 30,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$22,680	29%	$17,561	28%	$5,119	29%
Research and development	17,607	22	13,546	22	4,061	30
General and administrative	11,694	15	8,882	15	2,812	32

Total operating expenses	$51,981	66%	$39,989	65%	$11,992	30%

Sales and Marketing. Sales and marketing expense increased by 29%, or $5.1 million, to $22.7 million for the six months ended June 30, 2012. The primary drivers of this increase were a $3.7 million increase in personnel-related costs, of which $1.8 million relates to stock compensation expense and a $0.3 million increase in outside consulting expenses.

Research and Development. Research and development expense increased by 30%, or $4.1 million, to $17.6 million for the six months ended June 30, 2012. This increase was primarily due to a $3.2 million increase in personnel-related costs, of which $1.1 million relates to stock compensation expense, driven by both organic growth and our recent acquisitions.

General and Administrative. General and administrative expense increased by 32%, or $2.8 million, to $11.7 million for the six months ended June 30, 2012. This increase was primarily attributable to a $1.2 million increase in personnel-related costs, of which $0.4 million relates to stock compensation expense, and a $0.5 million increase in professional fees. Key drivers of this growth in expense were the costs incurred in completing, integrating and managing our recent acquisitions.

Income from Operations

We had income from operations of $10.5 million for the six months ended June 30, 2012, compared to $9.8 million for the same period in 2011. The increase in income from operations for the six months ended June 30, 2012 was primarily a result of revenue and associated gross profit growing more quickly than expenses increased.

Other Expense (Income)

	Six Months Ended June 30,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(237)	*	$(87)	*	$(150)	172%
Interest expense	3,419	4%	258	0%	3,161	NM

Total other expense, net	$3,182	4%	$171	0%	$3,011	NM

*	Less than 1%

NM – Not meaningful

Interest income for the six months ended June 30, 2012 increased $0.2 million as compared to the same period in 2011. The increase in interest income was due to an increase in excess cash invested in marketable securities. Interest expense for the six months ended June 30, 2012 increased by $3.2 million compared to the 2011 period, primarily as a result of the issuance of the Notes.

Provision For (Benefit from) Income Taxes

Income tax expense was $3.2 million for the six months ended June 30, 2012, compared to a benefit of $9.9 million for the same period in 2011. The income tax expense for the six months ended June 30, 2012 relates primarily to current foreign and state taxes and the utilization of deferred tax assets in the U.S. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and due to the fact that in the six months ended June 30, 2011, the tax expense was offset by the reduction in valuation allowance forecasted for 2011. The following table summarizes our provision for (benefit from) income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Interim period provision for income taxes before valuation allowance	$3,313	$52
Release of valuation allowance	(67)	(9,926)

Provision for (benefit from) income taxes	$3,246	$(9,874)

Liquidity and Capital Resources

Resources

Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from growth in revenue and deferred revenue. In June 2010, we completed our initial public offering through which we raised net proceeds of $40.0 million. In December 2010, we completed our follow-on offering through which we raised net proceeds of $9.9 million. In June 2011, we completed the offering of our Notes, with net proceeds from the offering of approximately $115.7 million.

Cash and Cash Equivalents, Accounts Receivable and Working Capital

The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$84,253	$94,072
Accounts receivable, net	39,839	47,048
Working capital	173,957	180,010

	Six Months Ended June 30,
	2012	2011
Cash (used in) provided by:
Operating activities	$8,233	$11,990
Investing activities	(17,103)	(19,055)
Financing activities	(904)	117,727

Our cash and cash equivalents at June 30, 2012 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $1.0 million at June 30, 2012 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities was $8.2 million, compared to $12.0 million for the same period in 2011. Cash provided by operating activities during the period was primarily a result of net income of $4.1 million, aggregate non-cash expenses of $16.0 million (including stock-based compensation expense of $7.0 million, non-cash interest on convertible debt of $2.5 million, depreciation and amortization of $2.3 million, amortization of software licenses of $1.0 million, and provision for deferred income taxes of $2.8 million) and a $6.9 million decrease in accounts receivable. These amounts were partially offset by an $8.3 million decrease in deferred revenue, a $7.7 increase in other assets (which was predominantly attributable to our up-front payment of a $6.5 million fee in connection with our recently executed third party licensing agreement), and a $2.6 million decrease in accounts payable, accrued expenses and other long-term liabilities.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.

For the six months ended June 30, 2012, net cash used in investing activities was $17.1 million, compared to $19.1 million for the same period in 2011. This decrease was primarily attributable to a $6.0 million decrease in net purchases of marketable securities, offset by $3.2 million used for an acquisition.

Financing Activities

For the six months ended June 30, 2012, net cash used in financing activities was $0.9 million, compared to net cash provided by financing activities of $117.7 million for the same period in 2011. The change is primarily the result of our receipt of $115.7 million of cash upon the issuance of the Notes during the 2011 period and a $2.1 million decrease in proceeds from stock option exercises compared to the 2011 period, as well as a $1.2 million increase in cash paid for taxes on the vesting of restricted stock units compared to the 2011 period.

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

If our available cash resources are insufficient to satisfy our capital requirements, we may seek to sell equity or debt securities or enter into a credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of debt securities, including convertible debt, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of June 30, 2012 (in thousands):

	Payments Due by Year
	Total	Remainder of 2012	2013 - 2014	2015 - 2016	After 2016
Convertible Senior Notes, including interest *	$130,800	$—	$3,600	$3,600	$123,600
Operating lease obligations	10,965	981	3,681	3,168	3,135
Equipment leases	141	37	102	2	—

Total	$141,906	$1,018	$7,383	$6,770	$126,735

*	Contractual interest obligations related to our Notes totaled $10.8 million at June 30, 2012, including $3.6 million, $3.6 million and $3.6 million due in years 2013-2014, 2015 - 2016 and after 2016, respectively.

As of June 30, 2012, we had unrecognized tax benefits of $0.7 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2012. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At June 30, 2012, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as noted below, there have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012.

Regulation of IP-based networks and commerce may increase, compliance with these regulations may be time-consuming, difficult and costly and, if we fail to comply, our sales might decrease.

In general, the telecommunications industry is highly regulated. However, to date Congress and the Federal Communications Commission, or the FCC, have imposed less regulation on IP- based services and networks. We could be adversely affected by regulation of IP-based services or networks in any country where we do business, including the United States. Such regulations could include matters such as using or providing VoIP services or protocols, encryption technology and access charges for service providers. The adoption of such regulations could prohibit entry into a target market or force us to withdraw products in one or more jurisdictions. As a result, overall demand for our products could decrease and, at the same time, the cost of selling our products could increase, either of which, or the combination of both, could have a material adverse effect on our business, operating results and financial condition.

In addition, the convergence of the public switched telephone network, or PSTN, and IP-based networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, that could adversely affect the market for our products and services. User uncertainty regarding future policies and regulations may also affect demand for communications products such as ours. We may be required, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to timely alter our products or address any regulatory changes may have a material adverse effect on our financial condition, results of operations or cash flows.

Our recent acquisition of the assets of Adaption Technologies Ventures, Ltd., a provider of hosted business VoIP solutions, subjects us to additional regulation. Such providers are subject to certain FCC rules and regulations, including with respect to the provision of enhanced 911 services, or E911 services, disability access requirements, communications assistance for law enforcement requirements, customer proprietary network information requirements, and other requirements. If we become subject to the rules and regulations applicable to such providers in individual states, or such existing state rules and regulations are amended or modified to apply to such services, we may incur significant increased costs, and we may have to restructure our hosted VoIP services business, exit certain markets, or raise the price of these services, any of which could cause these services to be less attractive to our customers. We are unable to predict the impact, if any, that future legislation, judicial decisions or FCC or other regulations concerning hosted VoIP service providers generally may have on our business, financial condition, and results of operations, and if we fail to comply with applicable state or federal rules associated with such services, including the provision of E911 services, we may be exposed to significant liability.

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

Date: August 6, 2012