Form 10-Q
period 2012-09-30
BROADSOFT, INC.
filed 2012-11-05
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on November 1, 2012, was 27,834,886.

BroadSoft, Inc.

EX-31.1

EX-31.2

EX-32.1

EX-32.2

101.INS XBRL

101.SCH XBRL

101.CAL XBR

101.DEF XBRL

101.LAB XBRL

101.PRE XBRL

Part I. Financial Information

Item 1.	Financial Statements

BroadSoft, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(In thousands, except share
	and per share data)
Assets:
Current assets:
Cash and cash equivalents	$92,209	$94,072
Short-term investments	85,347	92,749
Accounts receivable, net of allowance for doubtful accounts of $401 and $54 at September 30, 2012 and December 31, 2011, respectively	41,554	47,048
Deferred tax assets	9,487	12,968
Other current assets	7,541	4,435

Total current assets	236,138	251,272

Long-term assets:
Property and equipment, net	5,014	4,221
Long-term investments	5,001	5,000
Restricted cash	584	959
Intangible assets, net	12,023	8,842
Goodwill	37,280	17,276
Other long-term assets	12,170	3,386

Total long-term assets	72,072	39,684

Total assets	$308,210	$290,956

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$13,473	$14,999
Notes payable and bank loans, current portion	486	891
Deferred revenue, current portion	41,872	55,372

Total current liabilities	55,831	71,262

Convertible senior notes	85,233	81,737
Notes payable and bank loans	458	461
Deferred revenue	12,169	1,764
Deferred tax liabilities	2,301	1,433
Other long-term liabilities	1,133	1,056

Total liabilities	157,125	157,713

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at September 30, 2012 and December 31, 2011; 27,811,304 and 27,106,393 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	278	271
Additional paid-in capital	202,776	191,714
Accumulated other comprehensive loss	(2,981)	(2,557)
Accumulated deficit	(48,988)	(56,185)

Total stockholders’ equity	151,085	133,243

Total liabilities and stockholders’ equity	$308,210	$290,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenue:
Licenses	$21,554	$17,414	$65,320	$51,807
Maintenance and services	18,620	18,266	53,713	45,706

Total revenue	40,174	35,680	119,033	97,513

Cost of revenue:
Licenses	1,878	1,275	6,453	3,896
Maintenance and services	5,117	4,568	15,819	13,518
Amortization of intangibles	730	236	1,846	726

Total cost of revenue	7,725	6,079	24,118	18,140

Gross profit	32,449	29,601	94,915	79,373

Operating expenses:
Sales and marketing	11,396	8,581	34,076	26,142
Research and development	8,876	6,587	26,483	20,133
General and administrative	5,701	5,269	17,395	14,151

Total operating expenses	25,973	20,437	77,954	60,426

Income from operations	6,476	9,164	16,961	18,947

Other expense (income):
Interest income	(110)	(79)	(347)	(166)
Interest expense	1,737	1,622	5,156	1,880

Total other expense, net	1,627	1,543	4,809	1,714

Income before income taxes	4,849	7,621	12,152	17,233
Provision for (benefit from) income taxes	1,709	276	4,955	(9,598)

Net income	$3,140	$7,345	$7,197	$26,831

Net income per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.11	$0.27	$0.26	$1.01
Diluted	$0.11	$0.26	$0.25	$0.96

Weighted average common shares outstanding:
Basic	27,673	26,953	27,487	26,447
Diluted	28,385	27,935	28,293	27,839

Stock-based compensation expense included above:
Cost of revenue	$385	$287	$1,276	$564
Sales and marketing	1,317	466	3,845	1,215
Research and development	1,040	506	2,940	1,263
General and administrative	584	631	2,237	1,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(In thousands)
Net income	$3,140	$7,345	$7,197	$26,831
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	210	(170)	(480)	(441)
Unrealized (loss) gain on investments	35	(101)	56	(98)

Total other comprehensive loss, net of tax	245	(271)	(424)	(539)

Comprehensive income	$3,385	$7,074	$6,773	$26,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share data)

	BroadSoft, Inc. Stockholders’ Equity (Deficit)
	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2011	$133,243	27,106	$271	$191,714	$(2,557)	$(56,185)

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	832	705	7	825	—	—
Stock-based compensation expense	10,298	—	—	10,298	—	—
Tax shortfall on exercises of stock options	(61)	—	—	(61)	—	—
Foreign currency translation adjustment	(480)				(480)
Unrealized gain on investments	56				56
Net income	7,197	—	—	—	—	7,197

Balance September 30, 2012	$151,085	27,811	278	202,776	(2,981)	(48,988)

Balance December 31, 2010	$52,545	25,452	$255	$142,508	$(1,736)	$(88,482)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	3,032	1,554	15	3,017	—	—
Stock-based compensation expense	4,473	—	—	4,473	—	—

Equity component of convertible senior notes issuance	39,151	—	—	39,151	—	—
Tax windfall benefits on exercises of stock options	77	—	—	77	—	—
Foreign currency translation adjustment	(539)				(539)
Unrealized gain on investments	—
Net income	26,831	—	—	—	—	26,831

Balance September 30, 2011	$125,570	27,006	$270	$189,226	$(2,275)	$(61,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$7,197	$26,831
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,668	2,021
Amortization of software licenses	1,913	1,365
Stock-based compensation expense	10,298	4,893
Release of tax valuation allowance	—	(10,010)
Provision for doubtful accounts	404	44
Provision for deferred income taxes	4,397	15
Tax windfall benefits from stock option exercises	—	77
Non-cash interest expense on convertible senior notes	3,801	1,331
Other	—	(659)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,109	7,425
Other current and long-term assets	(14,177)	1,264
Accounts payable, accrued expenses and other long-term liabilities	(1,587)	(2,352)
Current and long-term deferred revenue	(3,095)	(10,358)

Net cash provided by operating activities	17,928	21,887

Cash flows from investing activities:
Purchases of property and equipment	(2,377)	(1,789)
Payments for acquisitions, net of cash acquired	(25,177)	(10,788)
Purchases of marketable securities	(113,977)	(109,347)
Proceeds from sale of marketable securities	3,000	11,267
Proceeds from maturities of marketable securities	118,378	10,658
Purchase of intangible assets resulting from contingent consideration	—	(905)
Change in restricted cash	375	35

Net cash used in investing activities	(19,778)	(100,869)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	115,688
Proceeds from the exercise of stock options	2,189	3,494
Taxes paid on vesting of RSUs	(1,922)	(462)
Notes payable and bank loans—payments	(409)	(1,106)

Net cash (used in) provided by financing activities	(142)	117,614

Effect of exchange rate changes on cash and cash equivalents	129	(61)

Net (decrease) increase in cash and cash equivalents	(1,863)	38,571
Cash and cash equivalents, beginning of period	94,072	47,254

Cash and cash equivalents, end of period	$92,209	$85,825

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Investments and Fair Value Disclosures

Investments in Marketable Securities

Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s balance sheet as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent changes in the fair value of the investment, reflected in accumulated other comprehensive income, a separate component of stockholders’ equity. The Company’s primary objective when investing excess cash is preservation of principal.

	September 30, 2012
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$60,765

Total cash equivalents		$60,765

U.S. agency notes	82 - 697 days	$28,661
Commercial paper	9 - 306 days	26,987
Corporate bonds	1 - 319 days	29,699

Total short-term investments		$85,347

U.S. agency notes	422 days	$5,001

Total long-term investments		$5,001

Fair Value

The following table summarizes the carrying and fair value of the Company’s financial assets and liabilities (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets

Cash equivalents and certificates of deposit *	$61,371	$61,371	$71,147	$71,147
Short and long-term investments	90,348	90,348	97,749	97,749

Total assets	$151,719	$151,719	$168,896	$168,896

Liabilities
Convertible senior notes **	$85,233	$120,000	$81,737	$120,000
Notes payable and bank loans	944	944	1,352	1,352

Total liabilities	$86,177	$120,944	$83,089	$121,352

*	Does not include $31.4 million and $23.9 million of operating cash balances as of September 30, 2012 and December 31, 2011, respectively.
**	The carrying value represents the bifurcated debt component only, while the fair value is based on the principal amount of the notes, which did not separate the liability and equity components of the debt instrument.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The carrying amounts of the Company’s other financial instruments, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. (See Note 8 Borrowings for additional information on the fair value of debt.)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classifications during the periods. The following tables summarize the values (in thousands):

	September 30, 2012	Level 1	Level 2	Level 3
Money market funds	$60,765	$60,765	$—	$—
Certificates of deposit	606	606	—	—

Total cash equivalents and certificates of deposit	61,371	61,371	—	—

U.S. agency notes	33,662	—	33,662	—
Commercial paper	26,987	—	26,987	—
Corporate bonds	29,699	—	29,699	—

Total investments	90,348	—	90,348	—

Total cash equivalents, certificates of deposit and investments	$151,719	$61,371	$90,348	$—

	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$70,142	$70,142	$—	$—
Certificates of deposit	1,005	1,005	—	—

Total cash equivalents and certificates of deposit	71,147	71,147	—	—

U.S. agency notes	27,672	—	27,672	—
Commercial paper	15,735	—	15,735	—
Corporate bonds	54,342	—	54,342	—

Total investments	97,749	—	97,749	—

Total cash equivalents, certificates of deposit and investments	$168,896	$71,147	$97,749	$—

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2012 and 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

4. Acquisitions

Adaption Technologies Ventures, Ltd.

On August 6, 2012, the Company completed its acquisition of substantially all the assets of Adaption Technologies Ventures, Ltd. (“Adaption”), which was a provider of hosted business VoIP solutions. The acquisition enabled the Company to enhance its BroadCloud Software-as-a-Service delivery platform.

The purchase price for Adaption was $22.0 million and the Company funded the acquisition with cash on hand. The Company incurred $0.4 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of September 30, 2012 (in thousands):

Accounts receivable	$19
Prepaid expenses and other assets	110
Property and equipment	239
Trade name	140
Customer relationships	200
Developed technology	4,700
Goodwill	16,747
Accounts payable and accrued expenses	(155)

Total purchase price	$22,000

Developed technology represents purchased technology that reached technological feasibility and for which Adaption had substantially completed development as of the date of acquisition. Fair value was determined using estimated future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Key assumptions included a discount factor of 13% and estimates of revenue growth, cost of revenue, operating expenses and taxes.

The customer relationships, trade name and developed technology are being amortized on a straight-line basis over a period of two years, three years, and five years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately four years. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be periodically tested for impairment. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that enhance the Company’s overall product portfolio.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pro Forma Financial Information for Acquisition of Adaption

The unaudited pro forma statement of operations data below gives effect to the acquisition of Adaption as if it had occurred on January 1, 2011. The following data includes adjustments for amortization of intangibles and interest expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands except per share data)
Revenue	$40,677	$36,691	$121,410	$99,692
Net income (loss)	3,093	6,937	6,280	22,325

Net income (loss) per common share, basic	$0.11	$0.26	$0.23	$0.84
Net income (loss) per common share, diluted	$0.11	$0.25	$0.21	$0.80

5. Goodwill

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2011, gross	$17,276
Accumulated impairment loss	—

Balance as of December 31, 2011, net	17,276
Increase in goodwill related to acquisitions	19,924
Other	80

Balance as of September 30, 2012, gross	37,280
Accumulated impairment loss	—

Balance as of September 30, 2012, net	$37,280

The increase in “goodwill related to acquisitions” consists of $3.2 million of goodwill related to the acquisition in April 2012 of a research and development workforce and $16.7 million of goodwill related to the acquisition of Adaption in August 2012. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Deferred revenue consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Licenses	$18,447	$20,608
Maintenance and services	35,594	36,528

	$54,041	$57,136

Current portion	$41,872	$55,372
Non-current portion	12,169	1,764

	$54,041	$57,136

7. Software Licenses

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

Amortization expense related to these agreements was approximately $1.9 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

8. Borrowings

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

on the last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the Notes for redemption. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of September 30, 2012, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.

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

The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component, of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. This amount is being amortized as interest expense through the July 2018 maturity date of the Notes. The unamortized offering costs at September 30, 2012 were $2.3 million. The remaining $1.4 million of offering costs were allocated to the equity component.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	September 30, 2012	December 31, 2011
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(34,767)	(38,263)

Net carrying amount of convertible debt	$85,233	$81,737

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest expense	$450	$450	$1,350	$500
Amortization of debt issuance costs	101	102	304	113
Accretion of debt discount	1,185	1,057	3,497	1,218

Net interest expense	$1,736	$1,609	$5,151	$1,831

As of September 30, 2012, the unamortized equity component, which will be amortized over approximately six years, was $34.8 million.

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

In connection with the acquisition of Movial Applications, Inc. in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, totaling $0.9 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans funded approved research and development projects, repayment terms are on a per project basis, and the interest rate on each loan is variable, which was 3.0% as of September 30, 2012. The Company expects to repay these loans in full during the fourth quarter of 2012.

Fair value for the Company’s borrowings is estimated using quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements, therefore the carrying value of the borrowings approximates their fair values at September 30, 2012 and December 31, 2011. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate maturities of borrowings as of September 30, 2012 were as follows (in thousands):

2012	$486
2013	54
2014	128
2015	128
2016, and thereafter	120,148

$120,944

9. Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). At the same time, an additional 333,333 shares of common stock were added to the share reserve. On January 1, 2011 and 2012, 1,145,860 and 1,219,787 shares, respectively, were added to the 2009 Plan. At September 30, 2012, the Company had 1,424,009 shares of common stock available for issuance under the 2009 Plan.

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$1,506	$553	$4,568	$1,487
Restricted stock awards	—	18	—	60
Restricted stock units	1,820	1,319	5,730	3,346

Total recognized stock-based compensation expense	$3,326	$1,890	$10,298	$4,893

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	1,682,911	$11.82
Granted	334,100
Exercised	(586,660)
Forfeited	(113,275)

Balance, September 30, 2012	1,317,076	$19.18	7.76	$28,764,718

Vested at September 30, 2012	565,217	$6.22	6.69	$19,669,112

Exercisable at September 30, 2012	589,877	$6.06	6.65	$20,621,480

The Company granted 334,100 stock options during the nine months ended September 30, 2012 and 149,150 stock options during the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and September 30, 2011, the intrinsic value of stock options exercised was $19.9 million and $56.4 million, respectively, and cash received from stock options exercised was $2.2 million and $3.5 million, respectively. At September 30, 2012, unrecognized stock-based compensation expense related to unvested options was $6.1 million, which is scheduled to be recognized over a weighted average period of 1.38 years.

Restricted Stock Units

The following table presents a summary of activity for RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	367,315	$27.17
Granted	401,762	33.80
Vested	(178,683)	15.76
Forfeited	(42,333)	34.88

Balance, September 30, 2012	548,061	$32.70

During the nine months ended September 30, 2012, the Company granted 318,525 RSUs to certain officers and employees, which vest over four years following the date of grant, and 16,003 RSUs to certain officers that were fully vested at the date of grant. In addition, the Company granted 12,234 RSUs to certain directors that vest quarterly through December 31, 2012. During the nine months ended September 30, 2012, the Company granted 55,000 Performance Stock Units to certain officers, which vest on December 31, 2013, subject to the recipients satisfying the performance criteria of the awards. During the nine months ended September 30, 2011, the Company granted an aggregate of 127,000 RSUs to certain officers and 86,950 RSUs to certain employees, which vest over four years following the date of grant. In addition, the Company granted 7,153 RSUs to certain directors that vested quarterly through December 31, 2011. At September 30, 2012, unrecognized stock-based compensation expense related to unvested RSUs was $7.0 million, which is scheduled to be recognized over a weighted average period of 1.39 years.

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

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $77.0 million and $60.2 million at September 30, 2012 and December 31, 2011, respectively.

10. Commitments and Contingencies

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

11. Taxes

The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the accounting guidance for income taxes. Where the Company has entities with losses and does not expect to realize the tax benefits in the foreseeable future, those entities are excluded from the effective tax calculation. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

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

As of September 30, 2012, the Company had U.S. net operating loss carryforwards of approximately $95.1 million, foreign net operating loss carryforwards of approximately $14.0 million, and domestic and foreign research and experimentation tax credit carryforwards of $2.3 million. Certain net operating losses expire in 2012, although the Company expects to utilize them prior to their expiration. The earliest net operating loss with a deferred tax asset established expires in 2019. The utilization of domestic and

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

foreign net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes, including as a result of acquisitions, as provided by the local tax law. The Company has not recorded a deferred tax liability for undistributed earnings of $0.5 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

The following table summarizes the Company’s provision for (benefit from) income taxes included in its unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interim period provision for income taxes before valuation allowance	$1,704	$360	$5,017	$412
Increase (decrease) due to valuation allowance	5	(84)	(62)	(10,010)

Provision for (benefit from) income taxes	$1,709	$276	$4,955	$(9,598)

12. Income per share data

Basic income per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock and convertible securities were exercised or converted into common stock.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands except per share data)
Net income	$3,140	$7,345	$7,197	$26,831

Weighted average basic common shares outstanding	27,673	26,953	27,487	26,447
Dilutive effect of stock-based awards	712	982	806	1,392

Weighted average diluted common shares outstanding	28,385	27,935	28,293	27,839

Earnings per share:
Basic	$0.11	$0.27	$0.26	$1.01
Diluted	$0.11	$0.26	$0.25	$0.96

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three or nine months ended September 30, 2012 or September 30, 2011.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2012 and 2011, certain stock options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the period. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was 592,394 and 126,954 for the three months ended September 30, 2012 and 2011, respectively, and 501,263 and 60,583 for the nine months ended September 30, 2012 and 2011, respectively.

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

Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
United States	$21,769	$15,150	$70,639	$53,023
EMEA	13,435	7,208	28,937	16,853
APAC	2,983	10,910	11,514	18,292
Other	1,987	2,412	7,943	9,345

Total Revenue	$40,174	$35,680	$119,033	$97,513

	September 30, 2012	December 31, 2011
Long-Lived Assets, net
United States	$16,721	$9,603
EMEA	403	269
APAC	157	155
Other	487	596

Total Long-Lived Assets, net	$17,768	$10,623

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on February 29, 2012.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Company Overview

We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver Unified Communications and other voice and multimedia services over their Internet protocol, or IP, based networks. Our core communications platform consists of three offerings:

BroadWorks. Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of cloud-based, or hosted, Unified Communications, or UC, offerings, such as hosted PBX (also referred to as hosted IP Centrex), video calling, SIP Trunking, Voice over Long Term Evolution, or VoLTE, Unified Messaging, call center and audio conferencing. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control voice, video and messaging communications through a service provider’s IP-based network. Service providers use BroadWorks to offer services that generate new revenue, reduce subscriber churn, capitalize on their investments in their broadband and 4G wireless (such as VoLTE) IP-based networks. They also use BroadWorks to help them migrate services from their legacy, circuit-based networks onto such broadband and 4G wireless networks. We are also seeing increasing demand by our service provider customers for our Fixed Mobile Convergence offerings. We enable carriers to offer these UC services across their broadband and wireless networks and independent of end user device. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.

BroadWorks is installed on industry-standard servers, typically located in service providers’ data centers. It interoperates with service providers’ core networks, accesses other networks for interworking with end-users’ communications devices and connects to service providers’ support and billing systems.

Typically, we license our BroadWorks software on a perpetual license basis to service providers who implement our software within their networks to offer UC and other VoIP services to their end-users. Since our inception, most of our revenue has come from license and maintenance and support fees for BroadWorks software.

BroadCloud. Our BroadCloud offerings are Unified Communications and PBX services hosted and/or managed by us, and resold by service providers, under their brand. Our BroadCloud “cloud” service offering enables our service provider customers to offer their end-users additional UC applications, such as web collaboration, video conferencing, instant messaging, or IM, presence and short messaging. We recently introduced our cloud-based hosted IP PBX or “BroadCloud PBX” offering. With BroadCloud PBX, service providers can access the features and functionality of our BroadWorks software, which software is hosted and managed by us. The key objectives of providing these services from our own BroadCloud network include expediting our service provider customers’ time to market by our hosting and managing the services and enabling the service provider to brand such UC applications. We also offer our BroadCloud PBX and web collaboration services directly to enterprises. Typically, we are paid a monthly recurring fee for providing BroadCloud services. Although we do not derive a material portion of our revenues from BroadCloud services, we believe there is a growing acceptance by service providers of BroudCloud-type service offerings.

BroadTouch. BroadTouch user experience client applications enable carriers to put the power of our Unified Communications services in the hands of the end-user. BroadTouch enables our service provider customers to offer compelling end user client experiences using our BroadTouch communications clients for smartphones, tablets, desktops and laptops. These clients are often referred to as “soft phones” and the BroadTouch clients allow enterprise and consumer end-users the full range of the service provider’s BroadWorks and BroadCloud services through a client experience branded by the service provider.

We were incorporated in Delaware in 1998 and we began selling BroadWorks in 2001. Over 520 service providers in more than 65 countries have purchased and/or are delivering services utilizing our software, including 18 of the top 25 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2010. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.

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

•

Assisting our current service provider customers to sell more of their currently-deployed BroadWorks, BroadCloud and BroadTouch services. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

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

Key Financial Highlights

Some of our key financial highlights for the quarter ended September 30, 2012 include:

•	Total revenue increased by 13% to $40.2 million, compared to $35.7 million in the quarter ended September 30, 2011;

•	Gross profit increased to $32.4 million, compared to $29.6 million in the quarter ended September 30, 2011;

•	Gross margin decreased to 81%, compared to 83% in the quarter ended September 30, 2011;

•	Operating income decreased to $6.5 million, or 16% of total revenue, compared to $9.2 million, or 26% of total revenue, in the quarter ended September 30, 2011;

•	Deferred revenue was $54.0 million as of September 30, 2012, an increase of $5.2 million in the quarter ended September 30, 2012, compared to a decrease of $4.4 million in the same period in 2011;

•	Revenue plus net change in deferred revenue increased by 45% to $45.4 million, compared to $31.3 million in the quarter ended September 30, 2011; and

•	Cash provided by operating activities was $9.7 million, compared to $9.9 million for the quarter ended September 30, 2011.

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

Our total revenue consists of the following:

•

Licenses. We derive license revenue from the sale of perpetual software licenses. We price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license revenue and deferred license revenue will continue to increase or decrease in a given period. As of September 30, 2012, our deferred license revenue balance was $18.4 million.

•

Maintenance and services. Maintenance and services revenue includes revenue from annual maintenance contracts for our software licenses, professional service engagements and monthly recurring revenue from our delivery of BroadCloud services. Our annual maintenance contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support. We also sell professional services, which consist of implementation, training and consulting services. We charge our customers a monthly recurring fee generally based on the number of users for our BroadCloud services. Our deferred maintenance and services revenue balance consists of maintenance and service orders that do not meet all the criteria for revenue recognition. As of September 30, 2012, our deferred maintenance and services revenue balance was $35.6 million.

Cost of Revenue

Our total cost of revenue consists of the following:

•

Cost of license revenue. A substantial majority of the cost of license revenue consists of royalties paid to third parties whose technology or products are sold as part of BroadWorks and, to a lesser extent, amortization of acquired technology. A significant amount of these royalty payments are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense and/or pay a fixed fee per quarter, which increased beginning in June 2012 as a result of a recently executed third-party license agreement. Such costs are expensed in the period in which they are incurred.

•

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists primarily of personnel-related expenses and other direct costs associated with the support, maintenance and implementation of our software licenses and the delivery of our BroadCloud services, including maintenance and support expenses due to our use of third party software, and operating and depreciation expenses associated with the delivery of BroadCloud services. Personnel expenses include salaries, commissions, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

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

Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning of period deferred revenue balance	$48,794	$54,379	$57,136	$59,264
End of period deferred revenue balance	54,041	50,004	54,041	50,004

Increase (decrease) in deferred revenue	5,247	(4,375)	(3,095)	(9,260)

Revenue	40,174	35,680	119,033	97,513

Revenue plus net change in deferred revenue	45,421	31,305	115,938	88,253

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 600 employees at September 30, 2012 from 487 employees at December 31, 2011, and we expect to continue to hire new employees to support our anticipated growth.

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

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant or modification. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended September 30, 2012 and 2011, we recorded stock-based compensation expense of $3.3 million and $1.9 million, respectively. For the nine months ended September 30, 2012 and 2011, we recorded stock-based compensation expense of $10.3 million and $4.9 million, respectively.

Based on stock options and other equity awards outstanding as of September 30, 2012, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $13.1 million over a weighted average period of approximately 1.39 years.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents, marketable securities and restricted cash. Interest expense consists primarily of the interest related to the Notes and our five installment loans with Tekes.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. As of September 30, 2012, we had net operating loss carryforwards of approximately $95.1 million to offset future taxable income in the U.S.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,
	2012		2011		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
			(dollars in thousands)
Revenue by Type:
Licenses	$21,554	54%	$17,414	49%	$4,140	24%
Maintenance and services	18,620	46	18,266	51	354	2

Total revenue	$40,174	100%	$35,680	100%	$4,494	13%

Revenue by Geography:
Americas	$23,756	59%	$17,562	49%	$6,194	35%
EMEA	13,435	34	7,208	20	6,227	86
APAC	2,983	7	10,910	31	(7,927)	(73)

Total revenue	$40,174	100%	$35,680	100%	$4,494	13%

Total revenue for the three months ended September 30, 2012 increased by 13%, or $4.5 million, to $40.2 million, compared to the same period in 2011. This growth was driven by a 24% increase in license revenue and a 2% increase in maintenance and services revenue. Deferred revenue increased by $5.2 million for the three months ended September 30, 2012, compared to a decrease of $4.4 million for the same period in 2011.

Revenue from the Americas for the three months ended September 30, 2012 increased by 35%, or $6.2 million, to $23.8 million compared to the same period in 2011. The increase in the Americas revenue for the three months ended September 30, 2012 was primarily due to growth in software license sales, particularly our hosted UC and trunking applications, and related maintenance, in addition to strong growth in services. Europe, Middle East and Africa, or EMEA, revenue for the three months ended September 30, 2012 increased 86%, or $6.2 million, to $13.4 million compared to the same period in 2011. The increase in EMEA revenue for the three months ended September 30, 2012 was primarily due to growth in software license sales and related maintenance, particularly our hosted UC applications and the recognition of consumer applications revenue which had been deferred in prior quarters. Asia Pacific, or APAC, revenue for the three months ended September 30, 2012 decreased by 73%, or $7.9 million, to $3.0 million compared to the same period in 2011. The decrease in APAC revenue for the three months ended September 30, 2012 was primarily due to the recognition of revenue in the three months ended September 30, 2011 on a sizeable order for our new call center application from a large APAC incumbent provider that had been deferred in prior quarters, and our receipt of certain software orders during the quarter ended September 30, 2012 that did not meet the criteria for revenue recognition and as a result, the associated revenue was deferred.

License Revenue

License revenue for the three months ended September 30, 2012 increased by 24%, or $4.1 million, to $21.6 million. The increase in license revenue for the three months ended September 30, 2012 was driven by strong growth in sales of software licenses in the Americas and the recognition of consumer applications revenue in EMEA which had been deferred in prior quarters. Deferred license revenue increased by $5.5 million for the three months ended September 30, 2012, compared to a decrease of $5.5 million for the same period in 2011. The increase in deferred revenue for the three months ended September 30, 2012 was primarily driven by license orders, including a significant order from a large incumbent service provider, which we deferred.

Maintenance and Services Revenue

Maintenance and services revenue for the three months ended September 30, 2012 increased by 2% to $18.6 million, compared to the same period in 2011. The increase in maintenance and services revenue for the three months ended September 30, 2012 was the result of growth in maintenance revenue driven by growth in our installed base of licenses and contributions from recent acquisitions, partially offset by a decrease in services revenue as a result of our recognition of revenue during the third quarter of 2011 on a sizeable order that had been deferred in prior quarters. Deferred maintenance and services revenue decreased by $0.3 million for the three months ended September 30, 2012, compared to a $1.1 million increase for the same period in 2011. The decrease in deferred revenue for the three months ended September 30, 2012 was primarily driven by the timing of receipt of maintenance renewal orders and the recognition of maintenance revenue recognized during the quarter which was deferred in prior quarters.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Period-to-Period
	2012		2011		Change
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenue:
Licenses (1)	$2,608	12%	$1,511	9%	$1,097	73%
Maintenance and services	5,117	27	4,568	25	549	12

Total cost of revenue	$7,725	19%	$6,079	17%	$1,646	27%

Gross Profit:
Licenses (1)	$18,946	88%	$15,903	91%	$3,043	19%
Maintenance and services	13,503	73	13,698	75	(195)	(1)

Total gross profit	$32,449	81%	$29,601	83%	$2,848	10%

(1)	Includes amortization of intangibles aggregating $730 and $236 for the three months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, gross margin decreased to 81% of revenue, compared to 83% for the same period in 2011. Our gross profit increased by 10%, or $2.8 million, to $32.4 million. We experienced an increase in license gross profit for the three months ended September 30, 2012, primarily due to growth in license revenue. Maintenance gross profit declined 1% due to the impact of an order for which we recognized the revenue in the three months ended September 30, 2011 that had been deferred in prior quarters.

For the three months ended September 30, 2012, license gross margin decreased to 88% as compared to 91% in the same period in 2011, and license gross profit increased by 19% to $18.9 million. License cost of revenue increased by 73% to $2.6 million for the three months ended September 30, 2012. This increase was primarily due to an increase of $0.5 million in amortization of acquired intangibles as a result of our recent business acquisitions, an increase of $0.4 million in third party license fees as a result of our new embedded database arrangement, and an increase of $0.2 million in personnel-related expenses due to increased headcount.

For the three months ended September 30, 2012, maintenance and services gross margin decreased to 73% compared to 75% for the same period in 2011. Our maintenance and services gross profit decreased by 1% to $13.5 million. Maintenance and services cost of revenue increased by 12% to $5.1 million for the three months ended September 30, 2012 as compared to the same period in 2011. The increase in maintenance and services cost of revenue is mainly due to an increase in BroadCloud-related expenses.

Operating Expenses

	Three Months Ended September 30,				Period-to-Period
	2012		2011		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$11,396	28%	$8,581	24%	$2,815	33%
Research and development	8,876	22	6,587	18	2,289	35
General and administrative	5,701	15	5,269	15	432	8

Total operating expenses	$25,973	65%	$20,437	57%	$5,536	27%

Sales and Marketing. Sales and marketing expense increased by 33%, or $2.8 million, to $11.4 million for the three months ended September 30, 2012. The primary driver of this increase was a $2.6 million increase in personnel-related costs, of which $0.8 million related to stock-based compensation expense.

Research and Development. Research and development expense increased by 35%, or $2.3 million, to $8.9 million for the three months ended September 30, 2012. This increase was primarily due to a $2.3 million increase in personnel-related costs, of which $0.5 million related to stock-based compensation expense, driven by both organic growth and our recent acquisitions.

General and Administrative. General and administrative expense increased by 8%, or $0.4 million, to $5.7 million for the three months ended September 30, 2012. This increase was primarily attributable to a $0.3 million increase in personnel-related costs and a $0.2 million increase in equipment and software expense, partially offset by a $0.2 million decrease in professional fees.

Income from Operations

We had income from operations of $6.5 million for the three months ended September 30, 2012, compared to $9.2 million for the same period in 2011.

Other Expense (Income)

	Three Months Ended September 30,				Period-to-Period
	2012		2011		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
			(dollars in thousands)
Interest income	$(110)	*	$(79)	*	$(31)	39%
Interest expense	1,737	4%	1,622	5%	115	7%

Total other expense, net	$1,627	4%	$1,543	5%	$84	5%

*	Less than 1%

Interest income for the three months ended September 30, 2012 increased an immaterial amount as compared to the same period in 2011. Interest expense for the three months ended September 30, 2012 increased by $0.1 million as compared to the same period in 2011.

Provision For Income Taxes

Income tax expense was $1.7 million for the three months ended September 30, 2012, compared to $0.3 million for the same period in 2011. The income tax expense for the three months ended September 30, 2012 relates primarily to current foreign and state taxes and the utilization of deferred tax assets in the U.S. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and due to the fact that in the three months ended September 30, 2011, the tax expense was offset by the reduction in valuation allowance forecasted for 2011. The following table summarizes our provision for income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Interim period provision for income taxes before valuation allowance	$1,704	$360
Increase in (release of) valuation allowance	5	(84)

Provision for income taxes	$1,709	$276

Comparison of the nine months ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,				Period-to-Period
	2012		2011		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
			(dollars in thousands)
Revenue by Type:
Licenses	$65,320	55%	$51,807	53%	$13,513	26%
Maintenance and services	53,713	45	45,706	47	8,007	18

Total revenue	$119,033	100%	$97,513	100%	$21,520	22%

Revenue by Geography:
Americas	$78,582	66%	$62,368	64%	$16,214	26%
EMEA	28,937	24	16,853	17	12,084	72
APAC	11,514	10	18,292	19	(6,778)	(37)

Total revenue	$119,033	100%	$97,513	100%	$21,520	22%

Total revenue for the nine months ended September 30, 2012 increased by 22%, or $21.5 million, to $119.0 million, compared to the same period in 2011. This growth was driven by a 26% increase in license revenue and an 18% increase in maintenance and services revenue. Deferred revenue decreased by $3.1 million for the nine months ended September 30, 2012, compared to a decrease of $9.3 million for the same period in 2011.

Revenue from the Americas for the nine months ended September 30, 2012 increased by 26%, or $16.2 million, to $78.6 million compared to the same period in 2011. The increase in the Americas revenue for the nine months ended September 30, 2012 was primarily due to growth in software license sales, particularly our hosted UC and consumer applications, and related maintenance, in addition to strong growth in services. EMEA revenue for the nine months ended September 30, 2012 increased 72%, or $12.1 million, to $28.9 million compared to the same period in 2011. The increase in EMEA revenue for the nine months ended September 30, 2012 was primarily due to growth in software license sales and related maintenance, particularly from hosted UC services and the recognition of consumer applications revenue which we previously deferred in prior periods. APAC revenue for the nine months ended September 30, 2012 decreased by 37%, or $6.8 million, to $11.5 million compared to the same period in 2011. The decrease in APAC revenue for the nine months ended September 30, 2012 was primarily due to the recognition of revenue in the three months ended September 30, 2011 on a sizeable order for our new call center application from a large APAC incumbent provider that had been deferred in prior quarters.

License Revenue

License revenue for the nine months ended September 30, 2012 increased by 26%, or $13.5 million, to $65.3 million. The increase in license revenue for the nine months ended September 30, 2012 was driven by strong growth in sales of software licenses in the Americas. Deferred license revenue decreased by $2.2 million for the nine months ended September 30, 2012, compared to a decrease of $7.0 million for the same period in 2011. The decrease in deferred revenue for the nine months ended September 30, 2012 was primarily driven by license orders that we deferred in prior periods and for which we recognized the revenue in the period.

Maintenance and Services Revenue

Maintenance and services revenue for the nine months ended September 30, 2012 increased by 18%, or $8.0 million, to $53.7 million, compared to the same period in 2011. The increase in maintenance and services revenue was the result of growth in our installed base of licenses, contributions from recent acquisitions, and growth in demand by our customers for our professional service offerings. The professional services revenue for the nine months ended September 30, 2011 was significantly impacted by our recognition of revenue for our new call center application from a large APAC incumbent provider that had been deferred in prior quarters. Deferred maintenance and services revenue decreased by $0.9 million for the nine months ended September 30, 2012, compared to a $2.3 million decrease for the same period in 2011. The decrease in deferred revenue was a result of maintenance and services orders that we deferred in prior periods and for which we recognized the revenue in the period.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Period-to-Period
	2012		2011		Change
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenue:
Licenses (1)	$8,299	13%	$4,622	9%	$3,677	80%
Maintenance and services	15,819	29	13,518	30	2,301	17

Total cost of revenue	$24,118	20%	$18,140	19%	$5,978	33%

Gross Profit:
Licenses (1)	$57,021	87%	$47,185	91%	$9,836	21%
Maintenance and services	37,894	71	32,188	70	5,706	18

Total gross profit	$94,915	80%	$79,373	81%	$15,542	20%

(1)	Includes amortization of intangibles aggregating $1,846 and $726 for the nine months ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012, gross margin decreased to 80% of revenue, compared to 81% for the same period in 2011. Our gross profit increased by 20%, or $15.5 million, to $94.9 million. We experienced an increase in both license gross profit and maintenance and services gross profit for the nine months ended September 30, 2012, primarily due to growth in license revenue and maintenance and services revenue.

For the nine months ended September 30, 2012, license gross margin decreased to 87% as compared to 91% in the same period in 2011, and license gross profit increased by 21% to $57.0 million. License cost of revenue increased by 80% to $8.3 million for the nine months ended September 30, 2012. This increase was primarily due to an increase of $1.2 million for third-party software expenses, an increase of $1.1 million in amortization of acquired intangibles as a result of our business acquisitions in 2011 and 2012, a $0.7 million increase in personnel-related expenses due to an increase in headcount and an increase of $0.5 million in third party license fees as a result of our new embedded database arrangement.

For the nine months ended September 30, 2012, maintenance and services gross margin increased to 71% as compared to the same period in 2011. Our maintenance and services gross profit increased by 18% to $37.9 million, due to increased maintenance and services revenue. Maintenance and services cost of revenue increased by 17% to $15.8 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in maintenance and services cost of revenue was primarily due to a $1.5 million increase in personnel costs due to an increase in services personnel-related working directly on specific projects for certain customers that will also be included in future releases of our products and an increase of $0.5 million related to outside consulting fees.

Operating Expenses

	Nine Months Ended September 30,				Period-to-Period
	2012		2011		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
			(dollars in thousands)
Sales and marketing	$34,076	29%	$26,142	27%	$7,934	30%
Research and development	26,483	22	20,133	21	6,350	32
General and administrative	17,395	14	14,151	14	3,244	23

Total operating expenses	$77,954	65%	$60,426	62%	$17,528	29%

Sales and Marketing. Sales and marketing expense increased by 30%, or $7.9 million, to $34.1 million for the nine months ended September 30, 2012. The primary drivers of this increase were a $6.3 million increase in personnel-related costs, of which $2.6 million relates to stock compensation expense, and a $0.5 million increase in outside consulting expenses.

Research and Development. Research and development expense increased by 32%, or $6.4 million, to $26.5 million for the nine months ended September 30, 2012. This increase was primarily due to a $5.5 million increase in personnel-related costs, of which $1.7 million relates to stock compensation expense, driven by both organic growth and our recent acquisitions.

General and Administrative. General and administrative expense increased by 23%, or $3.2 million, to $17.4 million for the nine months ended September 30, 2012. This increase was primarily attributable to a $1.5 million increase in personnel-related costs, of which $0.4 million relates to stock compensation expense, a $0.6 million increase in equipment and software expense, a $0.4 million increase in bad debt expense and a $0.4 million increase in outside consulting expense. Key drivers of this growth in expense were costs incurred in completing, integrating and managing our recent acquisitions.

Income from Operations

We had income from operations of $17.0 million for the nine months ended September 30, 2012, compared to $18.9 million for the same period in 2011.

Other Expense (Income)

	Nine Months Ended September 30,				Period-to-Period
	2012		2011		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(347)	*	$(166)	*	$(181)	109%
Interest expense	5,156	4%	1,880	2%	3,276	174%

Total other expense, net	$4,809	4%	$1,714	2%	$3,095	181%

*	Less than 1%

Interest income for the nine months ended September 30, 2012 increased by $0.2 million as compared to the same period in 2011. The increase in interest income was due to an increase in excess cash invested in marketable securities. Interest expense for the nine months ended September 30, 2012 increased by $3.3 million compared to the 2011 period, primarily as a result of the issuance of the Notes.

Provision For (Benefit from) Income Taxes

Income tax expense was $5.0 million for the nine months ended September 30, 2012, compared to a benefit of $9.6 million for the same period in 2011. The income tax expense for the nine months ended September 30, 2012 relates primarily to current foreign and state taxes and the utilization of deferred tax assets in the U.S. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and due to the fact that in the nine months ended September 30, 2011, the tax expense was offset by the reduction in valuation allowance forecasted for 2011. The following table summarizes our provision for (benefit from) income taxes included in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Interim period provision for income taxes before valuation allowance	$5,017	$412
Release of valuation allowance	(62)	(10,010)

Provision for (benefit from) income taxes	$4,955	$(9,598)

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

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$92,209	$94,072
Accounts receivable, net	41,554	47,048
Working capital	180,307	180,010

	Nine Months Ended September 30,
	2012	2011
Cash (used in) provided by:
Operating activities	$17,928	$21,887
Investing activities	(19,778)	(100,869)
Financing activities	(142)	117,614

Our cash and cash equivalents at September 30, 2012 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.6 million at September 30, 2012 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the nine months ended September 30, 2012, net cash provided by operating activities was $17.9 million, compared to $21.9 million for the same period in 2011. Cash provided by operating activities during the period was primarily a result of net income of $7.2 million, aggregate non-cash expenses of $24.5 million (including stock-based compensation expense of $10.3 million, provision for deferred income taxes of $4.4 million, non-cash interest on convertible debt of $3.8 million, depreciation and amortization of $3.7 million, and amortization of software licenses of $1.9 million) and a $5.1 million decrease in accounts receivable. These amounts were partially offset by a $14.2 increase in other assets (which was predominantly attributable to our up-front payment of a $6.5 million fee in connection with our recently executed third party licensing agreement), a $3.1 million decrease in deferred revenue, and a $1.6 million decrease in accounts payable, accrued expenses and other long-term liabilities.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment.

For the nine months ended September 30, 2012, net cash used in investing activities was $19.8 million, compared to $100.9 million for the same period in 2011. This decrease was primarily attributable to a $94.8 million decrease in net purchases of marketable securities, offset by a $14.4 million increase in cash used for acquisitions.

Financing Activities

For the nine months ended September 30, 2012, net cash used in financing activities was $0.1 million, compared to net cash provided by financing activities of $117.6 million for the same period in 2011. The change is primarily the result of our receipt of $115.7 million of cash upon the issuance of the Notes during the 2011 period and a $1.3 million decrease in proceeds from stock option exercises compared to the 2011 period, as well as a $1.5 million increase in cash paid for taxes on the vesting of restricted stock units compared to the 2011 period.

Borrowings and Credit Facilities

Convertible Senior Notes

In June 2011, we issued $120.0 million aggregate principal amount of our Notes. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. See footnote 8 to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for additional details about the Notes.

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

Tekes

In connection with our acquisition of Movial Applications, Inc. in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, totaling $0.9 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are on a per project basis, and the interest rate on each loan is variable, which is currently 3.0%. We expect to repay these loans in full during the fourth quarter of 2012.

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

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of September 30, 2012 (in thousands):

	Payments Due by Year
	Total	Remainder of 2012	2013 - 2014	2015 - 2016	After 2016
Convertible Senior Notes, including interest *	$130,800	$—	$3,600	$3,600	$123,600
Operating lease obligations	10,698	523	3,794	3,169	3,212
Equipment leases	123	19	102	2	—

Total	$141,621	$542	$7,496	$6,771	$126,812

*	Contractual interest obligations related to our Notes totaled $10.8 million at September 30, 2012, including $3.6 million, $3.6 million and $3.6 million due in years 2013-2014, 2015-2016 and after 2016, respectively.

As of September 30, 2012, we had unrecognized tax benefits of $0.7 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2012. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our convertible notes and non-cash tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.

Some of our key non-GAAP financial highlights for the quarter ended September 30, 2012 include:

•	Non-GAAP gross profit increased to $33.6 million, compared to $30.1 million in the quarter ended September 30, 2011;

•	Non-GAAP gross margin remained unchanged at 84%, compared to the quarter ended September 30, 2011;

•	Non-GAAP operating income decreased to $10.5 million, or 26% of total revenue, compared to $11.3 million, or 32% of total revenue, in the quarter ended September 30, 2011;

•	Non-GAAP net income decreased to $10.0 million, compared to $10.7 million in the quarter ended September 30, 2011;

•	Non-GAAP diluted income per share decreased to $0.35 per common share, compared to $0.38 per common share in the quarter ended September 30, 2011.

The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP gross margin, non-GAAP operating income and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “gross margin,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross margin,” “non-GAAP income from operations” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross margin,” ‘non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.

Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our Notes, and non-cash tax expense included in the GAAP tax provision. We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

Non-GAAP gross margin, license gross margin and maintenance and services gross margin. We define non-GAAP gross margin as gross margin plus stock-based compensation expense and amortization expense for acquired intangible assets. We consider non-GAAP gross margin to be a useful metric for management and our investors because it excludes the effect of certain non-cash expenses so management and investors can compare our sales margins over multiple periods.

Non-GAAP operating income. We define non-GAAP operating income as income from operations plus stock-based compensation expense and amortization expense for acquired intangible assets. We consider non-GAAP operating income to be a useful metric for management and investors because it excludes the effect of certain non-cash expenses so management and investors can compare our core business operating results over multiple periods.

Non-GAAP operating expenses, sales and marketing expense, research and development expense and general and administrative expense. We define non-GAAP operating expenses as operating expense plus stock-based compensation expense allocated to sales and marketing, research and development and general and administrative expenses. Similarly, we define non-GAAP sales and marketing, research and development and general and administrative expenses as the relevant GAAP measure plus stock-based compensation expense allocated to the particular expense item.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Non-GAAP gross profit:
GAAP gross profit	$32,449	$29,601	$94,915	$79,373
(percent of total revenue)	81%	83%	80%	81%
Plus:
Stock-based compensation expense	385	287	1,276	564
Amortization of acquired intangible assets	730	236	1,846	726

Non-GAAP gross profit	$33,564	$30,124	$98,037	$80,663

(percent of total revenue)	84%	84%	82%	83%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
GAAP license gross profit	$18,946	$15,903	$57,021	$47,185
(percent of related revenue)	88%	91%	87%	91%
Plus:
Stock-based compensation expense	113	110	428	203
Amortization of acquired intangible assets	730	236	1,846	726

Non-GAAP license gross profit	$19,789	$16,249	$59,295	$48,114

(percent of related revenue)	92%	93%	91%	93%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
GAAP maintenance and services gross profit	$13,503	$13,698	$37,894	$32,188
(percent of total revenue)	73%	75%	71%	70%
Plus:
Stock-based compensation expense	272	177	848	361
Non-GAAP maintenance and services gross profit	$13,775	$13,875	$38,742	$32,549

(percent of related revenue)	74%	76%	72%	71%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Non-GAAP income from operations:
GAAP income from operations	$6,476	$9,164	$16,961	$18,947
(percent of total revenue)	16%	26%	14%	19%
Plus:
Stock-based compensation expense	3,326	1,890	10,298	4,893
Amortization of acquired intangible assets	730	236	1,846	726

Non-GAAP income from operations	$10,532	$11,290	$29,105	$24,566

(percent of total revenue)	26%	32%	24%	25%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
GAAP operating expense	$25,973	$20,437	$77,954	$60,426

Less:
Stock-based compensation expense	2,941	1,603	9,022	4,329

Non-GAAP operating expense	$23,032	$18,834	$68,932	$56,097

(as percent of total revenue)	57%	53%	58%	58%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
GAAP sales and marketing expenses	$11,396	$8,581	$34,076	$26,142

Less:
Stock-based compensation expense	1,317	466	3,845	1,215

Non-GAAP sales and marketing expense	$10,079	$8,115	$30,231	$24,927

(as percent of total revenue)	25%	23%	25%	26%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
GAAP research and development expense	$8,876	$6,587	$26,483	$20,133

Less:
Stock-based compensation expense	1,040	506	2,940	1,263

Non-GAAP research and development expense	$7,836	$6,081	$23,543	$18,870

(as percent of total revenue)	20%	17%	20%	19%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
GAAP general and administrative expense	$5,701	$5,269	$17,395	$14,151

Less:
Stock-based compensation expense	584	631	2,237	1,851

Non-GAAP general and administrative expense	$5,117	$4,638	$15,158	$12,300

(as percent of total revenue)	13%	13%	13%	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Non-GAAP net income and income per share:
GAAP net income	$3,140	$7,345	$7,197	$26,831

Adjusted for:
Stock-based compensation expense	3,326	1,890	10,298	4,893
Amortization of acquired intangible assets	730	236	1,846	726
Non-cash interest expense on our convertible notes	1,286	1,159	3,801	1,331
Non-cash tax provision (benefit)	1,505	58	4,393	(10,082)

Non-GAAP net income	$9,987	$10,688	$27,535	$23,699

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
GAAP net income per basic common share	$0.11	$0.27	$0.26	$1.01

Adjusted for:
Stock-based compensation expense	0.12	0.07	0.37	0.19
Amortization of acquired intangible assets	0.03	0.01	0.07	0.03
Non-cash interest expense on our convertible notes	0.05	0.04	0.14	0.05
Non-cash tax provision (benefit)	0.05	—	0.16	(0.38)

Non-GAAP net income per basic common share	$0.36	$0.39	$1.00	$0.90

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
GAAP net income per diluted common share	$0.11	$0.26	$0.25	$0.96

Adjusted for:
Stock-based compensation expense	0.12	0.07	0.36	0.17
Amortization of acquired intangible assets	0.03	0.01	0.07	0.03
Non-cash interest expense on our convertible notes	0.04	0.04	0.13	0.05
Non-cash tax provision (benefit)	0.05	—	0.16	(0.36)

Non-GAAP net income per diluted common share	$0.35	$0.38	$0.97	$0.85

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At September 30, 2012, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission, or SEC, on February 29, 2012, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the SEC on August 6, 2012.

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

Date: November 5, 2012