Form 10-K
period 2012-12-31
BROADSOFT, INC.
filed 2013-02-27
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012 was approximately $513 million. Aggregate market value excludes an aggregate of approximately 9,900,000 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 25, 2013 was 27,982,839.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Mine Safety Disclosures	35

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Consolidated Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	64
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99
Item 9A.	Controls and Procedures	99
Item 9B.	Other Information	99

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	100
Item 11.	Executive Compensation	100
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	100
Item 13.	Certain Relationships and Related Transactions, and Director Independence	100
Item 14.	Principal Accountant Fees and Services	100

PART IV
Item 15.	Exhibits and Financial Statement Schedules	101

SIGNATURES		102
EX-21.1		103
EX-23.1		104
EX-31.1		104
EX-31.2		104
EX-32.1		104
EX-32.2		104

101.INS XBRL#	Instance Document	104
101.SCH XBRL#	Taxonomy Extension Schema	104
101.CAL XBRL#	Taxonomy Extension Calculation Linkbase	104
101.LAB XBRL#	Taxonomy Extension Label Linkbase	104
101.PRE XBRL#	Taxonomy Extension Presentation Linkbase	104
101.DEF XBRL#	Taxonomy Extension Definition Linkbase	104

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our dependence on the success of BroadWorks;

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand our product offerings;

•	our international operations;

•	our significant reliance on distribution partners in international markets;

•	our ability to sell our products in certain markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.

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

Overview

We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications and other voice and multimedia services over their Internet protocol, or IP, based networks. Our core communications platform consists of three offerings:

BroadWorks

Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of hosted communications offerings, such as hosted PBX (also referred to as hosted IP Centrex), voice and video calling, SIP Trunking, voice and video mail, call center and audio conferencing, as well as 4G or LTE offerings. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control, voice, video and messaging communications through a service provider’s IP-based network. We enable carriers to offer these UC services across their broadband and wireless networks to a broad range of smartphones, tablets, laptops and other end user devices. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.

BroadWorks, which we generally license on a perpetual license basis to service providers, is installed on industry-standard servers, typically located in service providers’ data centers. BroadWorks interoperates with service providers’ core networks, accesses other networks for interworking with end-users’ communications devices and connects to service providers’ support and billing systems. Since our inception, most of our revenue has come from license and maintenance and support fees for BroadWorks software.

BroadCloud

We provide Unified Communications, or UC, offerings such as web collaboration, video conferencing, instant messaging, or IM, and presence. BroadCloud “cloud” services are offerings hosted and/or managed by us, and resold by service providers under their brand. In addition, we recently introduced “BroadCloud PBX” which provides to our service provider customers many of the BroadWorks hosted PBX features and functions but accessed by the service providers through a service offering hosted and managed by us. The key objectives of providing these services from our own BroadCloud network include expediting our service provider customers’ time to market, while enabling the service provider to brand such UC applications. We also offer our BroadCloud PBX and web collaboration services directly to enterprises. Typically, we are paid a monthly recurring fee for providing BroadCloud services. Although we do not derive a material portion of our revenues from BroadCloud services, we believe there is a growing acceptance by service providers of BroudCloud-type service offerings. We also believe that our BroadCloud offerings enable us to expand our revenue opportunities with our customers.

BroadTouch

BroadTouch client communications applications allow service providers to put the power of voice, video and our other UC services in the hands of the end-user across a broad array of smartphone, tablet, laptop and other end user devices.

In October 2012, we introduced our UC-One offering, a set of bundled UC services that combines the power of BroadWorks, BroadTouch and BroadCloud enabled-Unified Communications into a seamless and consistent end-user experience. With UC-One, service providers can offer their customers the ability to communicate using one familiar user interface from any of the user’s devices, simplifying access to a fully integrated UC experience including voice, video, messaging, conferencing and collaboration. Our UC-One offerings are optimized for a range of broadband, WiFi and 3G, 4G and mobile networks.

We were incorporated in Delaware in 1998 and we began selling BroadWorks in 2001. Over 520 service providers in more than 69 countries have purchased and/or are delivering services utilizing our software, including 19 of the top 25 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2011. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.

Industry

We believe telecommunications service providers are rapidly replacing their legacy circuit switched networks as they migrate to IP-based networks. They are making these transitions to offer enhanced UC services in addition to traditional voice services and to reduce the costs and complexities of their traditional legacy networks. These service providers are facing significant challenges to their traditional business models, including declining revenues in their legacy businesses, rapidly evolving customer communications demands and the need to generate returns on their increasing investments in IP-based networks. Historically, service providers derived much of their revenue from providing reliable voice and high-speed data access. However, these legacy services have been increasingly commoditized as technological and regulatory changes have brought increased competition and lower prices. At the same time, enterprises and consumers have started to seek new and enhanced cloud-based communications services, which can provide service providers with opportunities to counter falling legacy revenues and increase subscriber growth. Service providers are using both their existing IP-based networks and third-party cloud-based platforms to deliver these services to their customers.

We believe that, as service providers look to rapidly introduce these new UC services through their own networks, they need products like those provided by us that are capable of coordinating delivery of a large and rapidly increasing number of applications, operating across heterogeneous network elements and devices, ensuring high levels of reliability and quality and efficiently scaling as more subscribers are added.

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

Enterprises

Enterprises require communications features and functionality that are varied and, in many cases, complex. Four-digit dialing, multi-party conferencing and video conferencing are common enterprise needs. Historically, enterprises have purchased voice and data access from service providers and deployed customer premises-based equipment, or CPE, such as PBXs to help deliver this functionality. Enterprises could avoid the costly purchase of CPE by obtaining these services directly from a service provider. However, enterprises frequently required greater features and functionality than could previously be obtained efficiently from service providers’ legacy voice networks.

Using our core communications platform, we believe service providers can enhance the quality and functionality of their communications and increase the volume of communications services delivered to customers as hosted offerings. Concurrently, we believe a number of trends are driving increased demand for hosted communication services, including:

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

•

Mobile smartphones and tablets are further driving accelerated change. As mobile and other communications services are increasingly integrated, the difficulty of using a CPE-based approach is compounded by the complexity of these additions. Enterprise and consumer users are demanding their communications services be integrated across their fixed-line, personal computer and mobile devices. Hosted services deliver communications services from a network, are centrally managed by or on behalf of the service provider and deliver uniform service across an enterprise. We believe it is far more difficult to offer integrated services for mobile devices in a CPE-based environment. Hosted services also enable enterprises to integrate within the enterprise employee-owned mobile devices (often referred to as “bring your own device”).

•

Shift towards Unified Communications. UC is the integration of voice and video calling and conferencing with IM, text messaging, presence, and collaboration tools. UC increases significantly the number of devices to be supported, the number of network interconnect points and the associated amount of required network integration. We also believe UC increases the pace at which enterprises will seek to introduce new services. CPE-based UC solutions can be complex, expensive and consume significant time and resources as compared to hosted solutions.

•

Increased acceptance of cloud-based services. Enterprises are increasingly obtaining mission-critical IT services, such as computing and storage, from the cloud. We believe the positive experiences and savings enterprises can achieve with cloud-based IT systems will drive enterprises to continue to move other important functions, such as communications services, into the cloud.

•

New IP-based 4G Wireless Networks. We believe all the trends described above will accelerate even further as service providers deploy and adapt 4G wireless networks, such as LTE networks. This transition will, we believe, become even more pronounced as service providers move to offering fully IP-based voice and telephony services, commonly referred to as voice over LTE or VoLTE.

Consumers

Service providers are experiencing challenges in both their fixed line and mobile consumer businesses. For their fixed line voice offerings, service providers have experienced a high degree of subscriber attrition, partially due to their limited ability to differentiate service offerings, and consumers’ increased reliance on mobile telephony. Service providers have bundled services into integrated packages for their fixed line customers, to retain subscribers and introduce new revenue streams. To date, bundled services have included voice, TV and internet services, with mobile increasingly included, and are commonly referred to as either “triple play” or “quad play.” For their mobile customers, service providers are finding they have to deliver more feature rich services, as well as address competitive threats from the “over the top” competitors. The service providers are looking to the next generation of mobile networks, commonly referred to as 4G or LTE, to better enable them to offer enhanced consumer services.

To further increase revenue and decrease subscriber churn, service providers are expanding beyond triple and quad play and are starting to offer services such as video calling, single number mobile and fixed-line dialing and messaging and integration with household devices, such as television set top boxes. At the same time, we believe the proliferation of new devices, such as smartphones, tablets and home video phones, is driving increased consumer demand for expanded service offerings. We believe this trend has been accelerated by the emergence of new 4G or LTE high bandwidth mobile networks and the associated network infrastructure referred to as IP Multimedia subsystems, or IMS, as well as standards associated with VoLTE. Service providers are increasingly demanding VoLTE compliance in their IP telephony implementations so they can seamlessly offer multimedia telephony to their consumer subscribers.

As communications evolve from voice to multimedia, devices proliferate and modes of communications broaden, service providers are finding services delivered to one category of subscriber, enterprise or consumer, are starting to drive demand for similar services in the other category. For example, consumers’ personal use of their smartphones and tablets for varied modes of communications, such as IM, e-mail, video and voice, can create expectations for multimedia and collaboration services within the enterprises where they work. Conversely, in the work context, when consumers experience converged mobile and fixed-line services, such as one number calling, find me/follow me, single unified voicemail, e-mail delivery of voicemail or video calling, they may seek similar services to use in their personal communications. In addition, the division between enterprise and consumer communications is blurring, as workforces become more mobile and people seek to work either part- or full-time from their homes. We believe that this dynamic increases overall demand for multimedia services and provides service providers opportunities to enable feature-rich services across their subscriber bases.

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

•

Operating across heterogeneous network elements and devices. Most service providers’ networks consist of network equipment and software from multiple vendors. In addition, service providers’ subscribers and end-users operate a variety of devices with more and more companies opting to allow their employees to bring their own devices to work, resulting in the need for IT support for and integration of such devices. New applications must seamlessly navigate these varied network elements and devices without impacting functionality.

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

The BroadSoft Solution

To meet these challenges, many service providers are deploying a separate voice and multimedia application server specifically designed to deliver multimedia services as part of their network architecture. A voice and multimedia application server is the dedicated network software element that delivers and coordinates voice, video and messaging communications. In addition, many service providers are shifting their networks toward new all-IP-based network architectures, such as IMS. Within these new all-IP architectures, the application server is a defined function or layer.

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

With BroadCloud PBX and BroadCloud UC, service providers can now utilize the BroadWorks PBX functionality as a service, as well as offer additional UC offerings to their customers, hosted and managed by us using our network. This enables service providers to much more rapidly offer UC services to their end customers. BroadTouch client communications applications allow service providers to put the power of voice, video and our other UC services in the hands of the end-user across many mobile devices. Our UC-One offering combines the power of BroadWorks, BroadTouch and BroadCloud enabled-Unified Communications into a seamless and consistent end-user experience.

BroadSoft’s offerings provide service providers several key advantages, including:

•

Rapid delivery of feature-rich enterprise and consumer multimedia services. We believe BroadWorks and BroadCloud provide the most extensive set of UC features and applications available for both enterprise and consumer applications. We also believe BroadWorks is the most feature rich application server for fixed-line, mobile and cable broadband access networks. BroadCloud allows service providers to quickly market to their customers cloud-based PBX functionality as well as additional, complementary UC offerings and BroadTouch allows end users to access UC services from a multitude of devices.

•

Demonstrated carrier adoption globally across many service provider networks. Over 520 service providers in more than 69 countries have purchased and/or are delivering services utilizing our software, including 19 of the top 25 telecommunications service providers globally.

•

Broad interoperability across network equipment vendors, network architectures and devices. BroadWorks interoperates with all significant network architectures (such as IMS and Next Generation Network architectures), access types, infrastructures and protocols and integrates and interoperates with the major network equipment vendors’ core network solutions.

•

Extensive technology and device partner ecosystem. BroadWorks interoperates with more than 620 devices, including more than 540 CPE devices, such as IP phones, computer-based soft-phones, conferencing devices, IP gateways, mobile phones and consumer electronics.

•	Scalable architecture and carrier-grade reliability. Our applications are designed to scale to support hundreds of millions of subscribers with a carrier-grade level of reliability.

•

Leadership in emerging standards and requirements. We are actively involved in the development of the IMS, SIP and VoLTE standards, as well as several other standards that we expect to shape our market in the future. Our BroadWorks application server supports what we believe is the world’s largest IMS deployment, based on the number of subscribers.

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

•

Provide UC-One bundled offerings. We expect to provide prepackaged seamlessly integrated elements of BroadWorks, BroadCloud and BroadTouch to better enable new and existing customers to drive adoption of their hosted UC offerings.

•	Drive revenue growth by:

•

Assisting our current service provider customers sell more of their currently-deployed BroadWorks, BroadCloud services and BroadTouch offerings. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

•

Selling new applications and features to our current service provider customers. Although our initial engagement with a service provider may be for a single initiative or business unit, once a service provider deploys services using our core applications communications platform, we believe we are well-positioned to sell additional applications and features to that service provider, as software (BroadWorks) and/or through our BroadCloud services delivery platform. These BroadSoft service offerings can be tied together with service provider-branded BroadTouch mobile smartphone, tablet, and personal computer clients.

•

Continuing to acquire new customers. Our customers are located around the world and include 19 of the top 25 telecommunications service providers globally. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence, by expanding our geographic footprint and by penetrating more deeply into some types of service provider customers, such as additional cable and mobile service providers.

•

Pursue selected acquisitions and collaborations that complement our strategy. We intend to continue to pursue acquisitions and collaborations where we believe they are strategic to strengthen our industry leadership position or allow us to offer new or complementary products or services.

Our Platform

Service providers can offer their subscribers a comprehensive portfolio of enterprise and consumer communications services using BroadWorks, BroadCloud and BroadTouch. We typically license BroadWorks and BroadTouch on a per-subscriber, per-feature basis and we can deploy either in a variety of network configurations, matching the needs of fixed-line, mobile and cable service providers. We typically sell our BroadCloud services on a per-month per-user basis.

BroadSoft Enterprise Applications

Hosted Unified Communications

Hosted unified communications products enable service providers to offer enterprises advanced IP PBX and UC features through a hosted service rather than through premises-based equipment, such as PBXs. As enterprise needs become more complex and as enterprise budgets are more closely controlled, we believe enterprise demand for cost-effective and feature-rich applications such as multimedia, mobility and UC is growing. We also believe the delivery of advanced IP PBX and UC features in a hosted model is simpler to implement and more cost efficient for both the service provider and enterprise customer than premises-based alternatives.

The advanced IP PBX and UC features we offer to enterprises through hosted unified communications applications include:

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

BroadCloud Unified Communications Service Delivery Platform

BroadCloud enables us to offer our service provider customers communications applications such as BroadCloud PBX functionality, as well as web collaboration, video conferencing and fixed line short message service, or SMS, from our cloud service delivery platform. With BroadCloud offerings, we are able to expedite our service provider customers’ time to market by hosting this set of applications, such as UC solutions and enhanced consumer services, in our network. The BroadCloud PBX offering includes the hosted PBX capabilities of BroadWorks, but delivered from our network, plus an operating and business support system (OSS/BSS) layer.

BroadTouch IP Communications Clients

We enable our service provider customers to offer compelling end-user client experiences utilizing our BroadTouch IP clients for personal computers, smartphones and tablets (these clients are often referred to as “soft phones”). BroadTouch clients allow enterprise and consumer end-users the full range of the service provider’s BroadSoft UC services through a service provider-branded client experience.

UC-One

Our UC-One offering is a set of bundled UC services that allows service providers to offer their customers the ability to communicate from any of the user’s devices using one familiar, easy to use user interface. Our UC One offerings are optimized for a range of network architectures and all UC-One products and services have been architected to provide full mobile integration. The UC-One platform was designed to give service providers the flexibility to integrate third-party applications with their offerings so they can meet the communications needs of the market segments they serve.

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

BroadSoft Xtended and Xcelerate Programs

Our BroadSoft Xtended program is designed to enable our service provider customers to create and/or deploy highly differentiated IP-based communications services using BroadWorks. BroadSoft Xtended is premised on three operating principles:

•	Expanding familiarity with web services APIs. The powerful RESTful Xtended Services Interface, or Xsi, exposes our BroadWorks software to other applications;

•	Maintaining community. An innovative developer community driven by the BroadSoft Xtended developer program is created; and

•	Promoting commerce. The Xtended Marketplace allows developers to monetize their applications by enabling service providers to purchase developer applications through the Xtended Marketplace.

While our Xtended program is still at an early stage of market acceptance, we believe the applications made available in the Xtended Marketplace will increase functionality for subscribers, which will in turn make them more likely to maintain their subscriptions with our customers.

Our BroadSoft Xcelerate program focuses on and fosters successful go-to-market initiatives with our service provider customers, from target offers, to sales and marketing efforts. Our go-to-market consultants help service providers prepare to launch, market and sell their service offerings to their end-users. We generally seek to help the service providers by providing a best-practice framework and resources such as templates, marketing workshops and planning guides, to accelerate the launch and development of our applications to their subscribers.

Technology

We have invested significant time and financial resources into the development of our suite of product offerings. Our BroadWorks code base comprises over four and a half million lines of software code refined over 13 years and 19 major releases. While the predominant industry approach has been to use proprietary standards, which greatly limits interoperability, our technology strategy is to adopt and extend leading open standards with the objectives of providing the widest level of interoperability in the industry. Our products implement a diverse set of industry protocols such as SIP, DIAMETER, SNMP, SOAP and RESTful-based interfaces, allowing for the successful penetration of the service provider market across different types of architectures, access types and infrastructures.

Our technology includes software-based server functions and software clients designed for scalability and performance. Our server functions provide a number of discrete capabilities, including call control and signaling, media processing and provisioning interfaces to back office infrastructure. Our software clients run on a variety of devices, including smartphones, tablets and personal computers. Our open interfaces allow service providers to quickly and easily integrate with mobile applications, back office systems, web portals and network infrastructure and also permits them to deploy applications that complement the functionality of the servers. Because the solution reaches the service provider’s subscribers, we believe this end-to-end integration is critical to ensure the usability, look and feel of the service offering is superior.

The key elements of our technology are:

•

SIP. We believe we have the industry’s most customer-tested and fully functioned SIP stack. Because we developed the software ourselves, we can rapidly customize it and resolve any related issues. We have developed SIP extensions for many advanced PBX functions such as advanced call control and bridged line appearances. Our SIP stack provides programmable controls on a per-device basis to allow for maximum compatibility and interoperability. We have achieved full interoperability with over 620 SIP-based devices and applications. We have validated our stack and deployed it with leading IMS core network vendors;

•

Java-based. BroadWorks is one of the first real-time Java-based applications in the telecommunications industry. Java allows for rapid software development with better quality than traditional programming languages such as C/C++ without reliance on third-party service delivery platforms. We manage all of the BroadWorks software source code with the exception of the database technology, which is provided by Oracle. We leverage open source software, when appropriate, for swift time-to-market and reduced research and development expenses;

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

•

Geographic redundancy. We have designed a geographically redundant solution tailored for call control that requires no special software and uses standard IP networking configurations with standard IP addressing. This solution supports seamless failover for server outages and IP networking issues. It also allows for placement of servers in any geography without distance limitations. The solution is supported by leading IMS core network vendors and session border controller vendors. Our solution has proven greater than 99.999% reliability with over nine years of historical data;

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

•

Media resource framework. We have developed a completely software-based media resource framework for dual-tone multi-frequency detection, media playback, recording, conferencing and repeating. The framework supports all de facto standard audio and video codecs. It supports the Internet Engineering Task Force, or IETF, and the 3rd Generation Partnership Project, or 3GPP, standard protocols, including the standard format for specifying interactive voice dialogues between a human and a computer (VoiceXML) and call control extensible markup language, or CCXML, which provides telephony support to VoiceXML. The framework can be integrated with all leading voice recognition and text-to-speech engines. Using an exclusively software-based technology has allowed us to offer a very high capacity media server using low-cost, off-the-shelf hardware platforms. We developed the media server framework internally using open source software. We believe it not only provides us with a technical advantage over our competition, but also a strong commercial advantage since we can bundle this technology with BroadWorks; and

•

Client technology. We support a full suite of smartphone, tablet and personal computer voice over IP, or VoIP, clients. These clients provide audio and video calling, IM, presence, conferences, collaboration and service management. They are designed to be integrated with our network software and cloud services, providing a superior user experience.

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

•

Global operations centers. We maintain operations centers in several locations around the world to provide our customers with product life-cycle services, such as platform support and maintenance services. We also host our BroadCloud offerings in select operations centers. Members of our technical assistance center and regional project management and professional services teams provide remote assistance to customers via these locations and our in-depth web support portal, including periodic updates for our software products and product documentation. To respond to our customers’ needs, our technical assistance personnel are available 24 hours a day, seven days a week and accessible by phone, e-mail and, when required, on-site via a professional services engagement; and

•

Training. We offer an array of training services to our customers, which include systems administration, provisioning and advanced diagnostic courses. We present these courses regularly at our regional centers and headquarters and we also can deliver versions of the courses at customer sites. We also offer product and feature training via streaming video courses, which we refer to as our eLearning offerings, as well as a full product certification program that is available through our BroadSoft University website.

We believe our commitment to providing high-quality services to our customers provides us with a competitive advantage by helping us to retain customers and to identify new revenue opportunities.

Sales and Marketing

We market and sell our products and services directly, through our internal sales force, and indirectly, through our distribution partners, such as VARs and system integrators. For the years ended December 31, 2012, 2011 and 2010, approximately 82%, 79% and 70%, respectively, of our revenue was generated through direct sales, and 18%, 21% and 30%, respectively, was generated indirectly through distribution partners.

Direct sales. Our direct sales team sells our products and services to service providers worldwide and supports the sales efforts of our various distribution partners. We have employees in 23 countries supporting our customers and distribution partners in more than 69 countries.

Distribution partners. In an effort to acquire new customers, we sometimes enter into non-exclusive distribution or reseller agreements with distribution partners, such as VARs and system integrators. We predominantly engage with a distribution partner in connection with marketing to international service providers. Our agreements with our distribution partners typically have a duration of one to two years and provide for a full spectrum of sales and marketing services, product implementation services, technical and training support and warranty protection. These agreements generally do not contain minimum sales requirements and we ordinarily do not offer contractual rights of return or price protection to our distribution partners. As of December 31, 2012, we had approximately 63 distribution partners. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators. We may seek to selectively add distribution partners, particularly in additional countries outside the United States, to complement or expand our business.

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

Customers

Our products and services have been sold to more than 520 service providers in over 69 countries. These companies have either purchased products or services directly from us or have purchased our software through one of our distribution partners. Our installed customer base includes 19 of the top 25 telecommunications service providers globally. Our customers include fixed-line, mobile, cable and Internet service providers. As a result of the diversity of service providers comprising our customer base, our products are used in a broad array of services, applications, network types and business models worldwide.

Revenue from customers located outside the United States represented 43%, 45% and 46% of our total revenue in 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, no customer accounted for 10% or more of our revenues. For the year ended December 31, 2011, Telstra Corporation Limited, or Telstra, accounted for 11% of our total revenue and for the year ended December 31, 2010, Verizon accounted for 15% of our total revenue.

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of engineers primarily engaged in research and development, with expertise in various fields of communications and software development. Our research and development department is responsible for designing, developing and enhancing our software products and performing product testing and quality assurance activities, as well as ensuring the interoperability of our products with third-party hardware and software products. We also validate and produce solution guides for joint reference solutions with our partners that specify infrastructure components and management functions. We employ advanced software development tools, including automated testing, performance and capacity testing, source code control, requirements traceability and defect tracking systems. Research and development expense totaled $36.2 million, $27.7 million and $19.6 million for 2012, 2011 and 2010, respectively.

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

Currently, our primary direct competitors consist of established network equipment companies, including Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson AB, GENBAND Inc., Huawei Technologies Co. Ltd., Mavenir Systems Inc., Metaswitch Networks, Microsoft Corporation, and Nokia-Siemens Networks B.V. Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with IP application software that they have developed.

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

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We have been issued 20 U.S. patents. We have also been issued several foreign patents, all of which are counterparts to certain of the U.S. patents. In addition, we have a total of 12 patent applications pending in the United States, and several foreign patent applications pending. All foreign patent applications are counterparts to certain of the U.S. patents or patent applications. Our registered trademarks in the United States include BroadSoft, the BroadSoft logo, BroadWorks, BroadSoft Xtended and BroadSoft Xcelerate. BroadSoft and BroadWorks are also registered trademarks in the European Community and a number of other countries throughout the world. We also have pending trademark applications in the United States for, among others, BroadCloud and UC-One.

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

We may not receive competitive advantages from the rights granted under our patent and other intellectual property rights. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, we are currently subject to lawsuits, and in the future we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. See Item 3, Legal Proceedings.

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

Employees

As of December 31, 2012, we had 611 employees, 263 of whom were primarily engaged in research and development, 151 of whom were primarily engaged in sales and marketing, 123 of whom were primarily engaged in providing implementation and professional support services and 74 of whom were primarily engaged in administration and finance. A majority of these employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our future revenue growth depends upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a substantial portion of our revenue from licensing BroadWorks and related products and services. During the years ended December 31, 2012, 2011 and 2010, BroadWorks licenses and related services represented 84%, 87% and 86% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.

Because we generally sell licenses of BroadWorks on a perpetual basis and deliver new versions and upgrades to customers who purchase maintenance contracts, our future license software revenue is dependent, in part, on the success of our efforts to sell additional BroadWorks licenses to our existing service provider customers, as well as licenses to new customers. The sale of new or additional licenses to service providers depends upon the number of their customers subscribing to IP-based communications services rather than traditional services and the purchasing by those subscribers of additional service offerings that use our applications. These service providers may choose not to expand their use of, or make additional purchases of, BroadWorks or might delay additional purchases we expect. These events could occur for a number of reasons, including because their customers are not subscribing to IP-based communications services in the quantities expected, because services based upon our applications are not sufficiently popular or because service providers migrate to a software solution other than BroadWorks. If service providers do not adopt, purchase and successfully deploy BroadWorks, our revenue could grow at a slower rate or decrease.

Additionally, with our introduction of our BroadCloud PBX offering, new or existing customers may choose to purchase our BroadCloud PBX products rather than BroadWorks. If our customers’ purchases trend away from BroadWorks perpetual licenses toward our BroadCloud hosted solutions, or to the extent customers defer or cancel BroadWorks orders due to evaluating BroadCloud PBX, our BroadWorks revenues, and our revenues and/or timing of revenues generally, may be adversely affected, which could adversely affect our results of operations and financial condition.

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

Our products are predominantly used by service providers to deliver voice and multimedia services over IP-based networks. As a result, our success depends significantly on these service providers’ continued deployment of, and investment in, their IP-based networks, and increased demand by their end-users for UC capabilities. Service providers’ deployment of IP-based networks and their migration of communications services to IP-based networks is still in its early stages, and these service providers’ continued deployment of, and investment in, IP-based networks depends on a number of factors outside of our control. Among other elements, service providers’ legacy networks include PBXs, Class 5 switches and other equipment that may adequately perform certain basic functions and could have remaining useful lives of 20 or more years and, therefore, may continue to operate reliably for a lengthy period of time. Many other factors may cause service providers to delay their deployment of, or reduce their investments in, their IP-based networks, including capital constraints, available capacity on legacy networks, competitive and pricing conditions within the telecommunications industry and regulatory issues. If service providers do not continue deploying and investing in their IP-based networks at the rates we expect, for these or other reasons, our operating results will be materially adversely affected.

The loss of, or a significant reduction in orders from, one or more major customers or through one or more major distribution partners would reduce our revenue and harm our results.

For the year ended December 31, 2012, there were no customers with greater than 10% of our total revenue. For the year ended December 31, 2011, Telstra accounted for 11% of our total revenue. For the year ended December 31, 2010, Verizon accounted for approximately 15% of our total revenue. Under our agreements with Telstra and Verizon, neither is required to purchase any minimum amount of our products or services. Because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners including for example, the loss of Telstra or Verizon, or if we suffer a substantial reduction in orders from one or more of our significant customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.

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

As a result of this volatility in our customers’ purchasing practices, our license software revenue has historically fluctuated unpredictably on a quarterly and annual basis and we expect this to continue for the foreseeable future.

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

Our initial sales cycle for a new customer ranges generally between six and 12 months and sometimes more than two years. Our sales cycle can be very unpredictable due to:

•	the generally lengthy service provider product testing, evaluation and approval process for our products, including internal reviews and capital expenditure approvals;

•	the evolving nature of the market, which may lead prospective customers to postpone their purchasing decisions pending resolution of standards or adoption of technology by others;

•

our service provider customers increasingly asking us to participate in complex transactions involving multiple parties developing a platform or telecommunications solution for the service provider; and

•	customers making critical decisions regarding the design and implementation of large network deployments engaging in very lengthy procurement processes.

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

We periodically receive notices from, or have lawsuits filed against us by, others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims may increase for a variety of reasons, including:

•	the expansion of our product lines through product development and acquisitions;

•	our real or perceived success in selling our products to our customers;

•	the proliferation of non-practicing entities asserting intellectual property infringement claims;

•

an increase in the number of competitors in our industry segments, the resulting increase in the number of related products and services and the overlap in the functionality of those products and services; and

•

an increase in the risk that our competitors and third parties could use their own intellectual property rights to seek to restrain our freedom to operate and exploit our products, or to otherwise block us from taking full advantage of our markets.

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

It is possible that other companies hold patents covering technologies similar to one or more of the technologies that we incorporate into our products. In addition, new patents may be issued covering these technologies. Unless and until the U.S. Patent and Trademark Office issues a patent to an applicant, there is no reliable way to assess the scope of the potential patent. We currently face and may in the future face claims of infringement from both holders of issued patents and, depending upon the timing, scope and content of patents that have not yet been issued, patents issued in the future. The application of patent law to the software industry is particularly uncertain because the time that it takes for a software-related patent to issue is lengthy, which increases the likelihood of pending patent applications claiming inventions whose priority dates may pre-date development of our own proprietary software.

The results of litigation and claims cannot be predicted with certainty, and an unsuccessful outcome in a claim of intellectual property infringement could have a material adverse effect on our business. Moreover, even if litigation or claims are resolved in our favor or without significant cash settlements, the time and resources necessary to litigate or resolve them could harm our business, our operating results, financial condition or reputation.

We are generally obligated to indemnify our customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our software, which could force us to incur substantial costs.

We have agreed, and expect to continue to agree, to indemnify our customers for certain expenses or liabilities resulting from claimed infringement of intellectual property rights of third parties with respect to our software. As a result, in the case of infringement claims against these customers, we could be required to indemnify them for losses resulting from such claims or to refund license fees they have paid to us. Some of our customers have sought, and we expect certain of our customers in the future to seek, indemnification from us in connection with infringement claims brought against them. In addition, some of our customers have tendered to us the defense of claims brought against them for infringement, and we have received these requests with increasing frequency in recent years. We evaluate each such request on a case-by-case basis and we may not succeed in refuting all such claims.

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

Data privacy concerns could result in additional cost and liability to us or inhibit sales of our offerings.

Use of the BroadWorks platform and our BroadCloud offerings can involve the storage and transmission of an end-user’s business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our service provider customers, as security breaches could result in the loss of and/or unauthorized access to this information. Data privacy is a significant issue in the United States and in many other countries where we offer our hosted services. The regulatory framework for privacy issues worldwide is complex, dynamic, and likely to remain uncertain for the foreseeable future.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our service providers and our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act in Germany which place broad restrictions on use and collection of personal data, including restrictions on cross-border data flows. Further, many federal, state and foreign government bodies and agencies have introduced and are currently considering additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Our customers may also propose other new and different privacy standards contractually.

Because the interpretation and application of privacy and data protection laws are still uncertain and industry standards are constantly in flux, it is possible that these laws and industry standards may impose requirements that are inconsistent with our, and our service providers’, existing data management practices or the features of our hosted services. If so, in addition to the possibility of fines, lawsuits and other claims, and contractual requirements, we and our service providers could be required or compelled to fundamentally change our business activities and practices or modify our hosted services, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies and industry standards, could result in additional costs and other burdens imposed by, the privacy laws, regulations, and policies that are applicable to the businesses of our customers may limit the use of adoptions of, and reduce the overall demand for, our hosted services. Privacy and security concerns, whether valid or not valid, may inhibit market adoption of our hosted services particularly in certain foreign countries that perceive the U.S. as having lesser privacy protections.

If our security measures are breached or unauthorized access to data on our cloud-based networks is otherwise obtained, we may incur significant liabilities under U.S. and foreign laws and our hosted services may be perceived as being vulnerable causing customers to reduce their use of, or stop using, our hosted services.

Our cloud-based services involve the storage and transmission of a large amount of data, and may include personally identifiable data, and security breaches could result in the loss of unauthorized disclosure of this information, degradation of our services or denial of ability of users to access our products and service. If our security measures are breached even as a result of third-party action, employee error, malfeasance or otherwise, such breaches could result in negative publicity that causes our reputation to be damaged, our business may suffer, and we could incur significant legal fines and other financial exposure.

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

We have no direct control over the substance of the content within our hosted network. U.S. law provides considerable protections for any indirect liability as a result of storing infringing or even illegal content in the form of the Section 230 of the Communications Decency Act, or the CDA, which provides a safe harbor against claims that content stored on our cloud-based network invades consumer privacy or is indecent, offensive, libelous, profane, pornographic or illegal. The CDA’s safe harbor only offers us partial protection, however, because it only limits our legal liability against allegations that our service provider customer illegally uploaded information to our servers; it offers no protection whatsoever for claims arising from a breach of our security measures.

Any or all of these could negatively impact our ability to attract new service provider customers and increase engagement by existing service provider customers, cause existing service provider customers to elect to not renew their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby increasing our costs and diverting management resources which could harm our operating results.

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

The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products including via new deployment models such as cloud-based service offerings, evolving industry standards and recurring or unanticipated changes in customer requirements and deployment model preferences. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify, gain access to or develop new technologies or service models. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources toward product technologies or business models for which market demand is lower than anticipated and, as a result, are abandoned. For example, in the fall of 2012, we announced UC-One, a set of bundled UC services that combines the capabilities of BroadWorks, BroadTouch and BroadCloud enabled-Unified Communications into a consistent end-user experience. We cannot guarantee that UC-One will be successful or generate additional revenue from existing or new customers.

Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2012, 2011 and 2010, our research and development expenses were $36.2 million, or 22% of our total revenue, $27.7 million, or 20% of our total revenue, and $19.6 million, or 21% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.

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

We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, such as our acquisitions of Adaption Technologies Ventures Ltd., or Adaption, Movial Applications, Inc., or Movial, or iLinc Communications, Inc., or iLinc;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.

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

General global economic conditions could adversely affect our operating results and financial condition.

As a company with significant global sales, we are subject to the risks arising from global economic and market conditions. The worldwide economy underwent unprecedented turmoil in the past four years and continues to experience stock market volatility, diminished liquidity and credit availability, reduced corporate profits and capital spending, declining valuations of certain investments and economic uncertainties. Although some of these conditions appear to be abating, there are a number of mixed indicators, the severity and length of time these economic and market conditions may persist is unknown, and the rate and pace of recovery in individual economies is also uncertain. The continuing uncertainty about future global economic conditions could negatively impact our current and prospective customers by affecting their buying decisions or ability to obtain financing for significant purchases and operations. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies by our customers and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Additionally, adverse economic conditions could force one or more of our key customers or distribution partners to cease operations altogether.

Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. Should these general economic conditions result in our not meeting our revenue growth objectives, it may have a material adverse effect on our financial conditions, results of operations or cash flows.

We have made a number of acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.

As part of our growth strategy, we have made a number of acquisitions. Most recently, in August 2012, we completed our acquisition of substantially all the assets of Adaption, which was a provider of hosted business VoIP solutions. The acquisition enabled us to enhance our BroadCloud Software-as-a-Service delivery platform. In April 2012, we completed the acquisition of a research and development professional workforce. In October 2011, we completed our acquisition of Movial, a Finland-based developer of client applications for IP communications services and in September 2011, we acquired iLinc, a provider of web collaboration services. Whether we realize the anticipated benefits from these and prior transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.

We have evaluated, and expect to continue to evaluate, other potential strategic transactions. We may in the future acquire businesses, products, technologies or services to expand our product offerings, capabilities and customer base, enter new markets or increase our market share. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results. Because of our size, any of these transactions could be material to our financial condition and results of operations. We have limited experience with such transactions, and the anticipated benefits of acquisitions may never materialize. Some of the areas where we may face acquisition-related risks include:

•	diverting management time and potentially disrupting business;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	reducing our cash available for operations and other uses;

•	retaining and integrating employees from any businesses we acquire;

•	integrating and supporting acquired businesses, products or technologies;

•	integrating various accounting, management, information, human resources and other systems to permit effective management;

•	additional federal or state regulatory compliance obligations resulting from an acquired business;

•	the issuance of dilutive equity securities or the incurrence or assumption of debt to finance the acquisition;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisitions;

•	opportunity costs associated with committing time and capital to such acquisitions; and

•	acquisition-related litigation, including intellectual property infringement claims.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we test our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2012, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with

Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

We incurred $120 million of senior indebtedness in June 2011 when we sold $120 million aggregate principal amount of 1.50% convertible senior notes due 2018, or the Notes. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations, cash flows and financial condition, including:

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

The worldwide markets for our products and services are highly competitive and continually evolving and we expect competition from both established and new companies to increase. Our primary competitors include companies such as Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson AB, GENBAND Inc., Huawei Technologies Co. Ltd., Mavenir Systems Inc., Metaswitch Networks, Microsoft Corporation, and Nokia-Siemens Networks B.V. Many of our existing and potential competitors have substantially greater financial, technical, marketing, intellectual property and distribution resources than we have. Their resources may enable them to develop superior products, or they could aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. In addition, our customers could also begin using open source software, such as Asterisk, which is incorporated in the products of Digium, Inc., as an alternative to BroadWorks. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, or if a significant number of our customers use open source software as an alternative to BroadWorks, we may then need to lower the prices of our products and services, change our pricing models, or offer other favorable terms to compete successfully, which would reduce our margins and adversely affect our operating results.

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

Our recent acquisition of the assets of Adaption, a provider of hosted business VoIP solutions, subjects us to additional regulation. Such providers are subject to certain FCC rules and regulations, including with respect to the provision of enhanced 911 services, or E911 services, disability access requirements, communications assistance for law enforcement requirements, customer proprietary network information requirements, and other requirements. If we become subject to the rules and regulations applicable to such providers in individual states, or such existing state rules and regulations are amended or modified to apply to such services, we may incur significant increased costs, and we may have to restructure our hosted VoIP services business, exit certain markets, or raise the price of these services, any of which could cause these services to be less attractive to our customers. We are unable to predict the impact, if any, that future legislation, judicial decisions or FCC or other regulations concerning hosted VoIP service providers generally may have on our business, financial condition, and results of operations, and if we fail to comply with applicable state or federal rules associated with such services, including the provision of E911 services, we may be exposed to significant liability.

Risks Related to Our International Operations

We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.

We market, license and service our products globally and have a number of offices around the world. For the years ended December 31, 2012, 2011 and 2010, 43%, 45% and 46% of our revenue, respectively, was attributable to our international customers. As of December 31, 2012, approximately 44% of our employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.

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

Our principal offices occupy approximately 35,000 square feet of leased office space in Gaithersburg, Maryland which we lease pursuant to a sublease with a sublessor. We also maintain sales, development or technical assistance offices in Phoenix, Arizona; San Jose, California; Richardson and Houston, Texas; Tulsa, Oklahoma; Belfast, Northern Ireland, United Kingdom; Chennai, India; Madrid, Spain; Montreal, Canada; Paris, France; Seoul, South Korea; Sydney, Australia; Warsaw, Poland; London, England, Sophia, Bulgaria and Helsinki, Finland.

Item 3.	Legal Proceedings

We are subject to litigation and claims arising in the ordinary course of business. While we intend to defend ourselves vigorously, we cannot be certain of any particular outcome and an adverse outcome in this lawsuit could have a material adverse effect on our business. We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The software and communications infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices and claims for indemnification. As a result, we may be involved in various legal proceedings from time to time.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Select Market since January 3, 2012 and prior thereto was listed on the NASDAQ Global Market, under the symbol “BSFT”. Prior to our IPO on June 16, 2010, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the NASDAQ Global Market or NASDAQ Global Select Market, as applicable.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	40.90	$45.32	$42.96	$41.37
Low	24.85	23.73	20.13	28.77

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$55.45	$49.85	$40.90	$41.88
Low	22.74	30.62	21.26	27.68

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Stockholders

As of February 20, 2013, there were 30 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 16, 2010 (the date of our IPO) and December 31, 2012, with the comparative cumulative total return of such amount on (i) the NASDAQ Telecommunications Index and (ii) the NASDAQ Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The graph assumes our closing sales price on June 16, 2010 of $8.30 per share as the initial value of our common stock.

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

Use of Proceeds from Public Offering of Common Stock

In June 2010, we completed the IPO of shares of our common stock. We raised a total of $45.5 million in gross proceeds from the initial public offering, or $40.0 million in net proceeds after deducting underwriting discounts and commissions of $3.2 million and other estimated offering costs of $2.3 million. We intend to use the net proceeds from these offerings for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures.

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

We derived the consolidated financial data for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2009, and 2008 from audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future periods.

Statements of Operations Data:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations:
Revenue:
License software	$89,750	$77,289	$53,302	$37,942	$40,121
Subscription and maintenance support	58,249	42,462	33,743	25,676	17,015
Professional services and other	16,843	18,313	8,578	5,269	4,693

Total revenue	164,842	138,064	95,623	68,887	61,829
Cost of revenue:
License software	8,643	6,077	5,341	5,232	4,818
Subscription and maintenance support	14,831	10,419	7,691	6,678	4,777
Professional services and other	9,012	8,478	7,010	5,464	3,872

Total cost of revenue	32,486	24,974	20,042	17,374	13,467

Gross profit	132,356	113,090	75,581	51,513	48,362
Operating expenses:
Sales and marketing	47,911	38,376	31,818	28,534	30,774
Research and development	36,178	27,744	19,616	16,625	15,876
General and administrative	22,863	19,534	14,103	11,405	12,074

Total operating expenses	106,952	85,654	65,537	56,564	58,724

Income (loss) from operations	25,404	27,436	10,044	(5,051)	(10,362)

Other expense (income), net	6,470	3,314	879	1,469	(78)

Income (loss) before income taxes	18,934	24,122	9,165	(6,520)	(10,284)

Provision for (benefit from) income taxes	6,858	(8,175)	1,169	1,333	952

Net income (loss)	12,076	32,297	7,996	(7,853)	(11,236)

Net income (loss) attributable to noncontrolling interest	—	—	4	(4)	—

Net income (loss) attributable to BroadSoft, Inc.	$12,076	$32,297	$7,992	$(7,849)	$(11,236)

Net income (loss) per common share:
Basic	0.44	1.21	0.49	(1.25)	(1.81)
Diluted	0.43	1.15	0.32	(1.25)	(1.81)

Weighted average common shares outstanding:
Basic	27,581	26,603	16,263	6,285	6,208
Diluted	28,353	27,987	24,721	6,285	6,208
(1) Stock based compensation expense included above:
Cost of revenue	$1,831	$916	$210	$325	$182
Sales and marketing	5,609	1,984	882	1,088	856
Research and development	4,498	1,901	638	741	456
General and administrative	3,084	2,400	1,278	1,475	1,422

Balance Sheet Data:

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,545	$94,072	$47,254	$22,869	$14,353
Working capital	161,519	180,010	35,268	2,924	5,918
Total assets	326,906	290,956	127,356	66,663	55,808
Notes payable and bank loans, less current portion	86,865	82,198	800	14,035	18,838
Total liabilities	165,671	157,713	74,811	71,277	56,846
Total stockholders’ equity (deficit)	161,235	133,243	52,545	(77,800)	(72,724)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications and other voice and multimedia services over their Internet protocol, or IP, based networks. Our core communications platform consists of three offerings: BroadWorks, BroadCloud and BroadTouch.

We began selling BroadWorks in 2001. Over 520 service providers in more than 69 countries have purchased and/or are delivering services utilizing our software, including 19 of the top 25 telecommunications service providers globally, as measured by revenue for the year ended December 31, 2011. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, VARs and other distributors.

Executive Summary

Our management team monitors and analyzes a number of key industry trends and performance indicators to manage our business and evaluate our financial and operating performance.

In 2013, we expect to continue addressing what we see as the trend towards cloud-based and hosted communications. We are increasing our strategic investments in research and development of existing and new products, including client software and cloud-based services, as well as in sales and marketing headcount to support our product offerings and increase our go-to-market efforts. We increased our hiring in 2012, and expect to continue to grow in 2013. We plan to continue investment in BroadCloud PBX, our cloud-based PBX offering, which permits our service providers to offer BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market faster and drive our revenue growth.

We believe that in 2013, converged and mobile operators will continue to seek UC solutions to deliver to their enterprise customer base. Our UC-One platform, which we introduced in October 2012, seeks to address this evolution and allows service providers and operators to rapidly and efficiently deliver a UC experience regardless of end user device and whether or not the end user has fixed line or wireless access. Recognizing the importance of mobile, we have architected mobility into our solutions and products and have made integrating with existing mobile networks simple and a core competency of our platform. We have optimized our client, cloud and software solutions to enable mobility in all of our services, across a wide range of devices.

We expect that our enterprise-based applications will grow more quickly than our consumer applications during 2013. This is driven by both increasing market acceptance of hosted Unified Communications, as well as a transition by service providers in their investment in consumer IP networks from their fixed line offerings to LTE. We believe that we have the opportunity for renewed growth in our consumer business once service providers begin to deploy VoLTE, which we believe could begin in 2014.

Management also analyzes trends of billings from existing customers relative to billings from new customers as we believe billings are a key indicator of growth and performance of our business and reflect the level of selling activity in any particular time frame. During 2012, we saw continued growth in revenue and billings from our existing customer base, driven by both the growth of existing BroadWorks-based applications, deployment of new BroadWorks applications and the adoption of BroadCloud PBX. Growth from the acquisition of new customers was lower in 2012 and we expect this trend to continue in 2013. We have increasingly focused our selling efforts on our existing customers by, for example, increasing our go-to-market assistance to such service providers to help them accelerate the growth of their UC offerings.

Key Financial Highlights

Some of our key GAAP financial highlights for the year ended December 31, 2012 include:

•	Total revenue increased by 19%, or $26.8 million, to $164.8 million, compared to $138.1 million for 2011;

•	Gross profit increased to $132.4 million, or 80% of revenue, compared to $113.1 million, or 82% of revenue for 2011;

•	Income from operations decreased to $25.4 million, or 15% of total revenue, compared to $27.4 million, or 20% of total revenue, for 2011;

•	Net income decreased to $12.1 million, compared to $32.3 million for 2011;

•	Net income per diluted share decreased to $0.43 per share from $1.15 per share for 2011;

•	Revenue plus net change in deferred revenue increased by 24% to $168.9 million, compared to $135.9 million for 2011;

•	Deferred revenue increased $4.0 million, compared to a decrease of $2.1 million for 2011; and

•	Cash provided by operating activities was $30.6 million, compared to $28.6 million for 2011.

Some of our key non-GAAP financial highlights for the year ended December 31, 2012 include:

•	Non-GAAP gross profit increased to $136.8 million or 83% of revenue, compared to $115.3 million, or 84% of revenue in 2011;

•	Non-GAAP income from operations increased to $43.1 million, or 26% of total revenue, compared to $35.9 million, or 26% of total revenue, in 2011;

•	Non-GAAP net income increased to $40.9 million, compared to $34.5 million in 2011; and

•	Non-GAAP net income per diluted share increased to $1.44 per common share, compared to $1.23 per common share in 2011.

For a discussion of these non-GAAP financial measures and a reconciliation of GAAP and non-GAAP financial results, please refer to “Non-GAAP Financial Measures” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Components of Operating Results

Revenue

We derive our revenue primarily from the sale of license software, subscription and maintenance support, and professional services. We recognize revenue when all revenue recognition criteria have been met in accordance with revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue consists of the following:

License software. We derive license software revenue from the sale of perpetual software licenses. We price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of December 31, 2012, our deferred license software revenue balance was $18.4 million, the current portion of which was $10.8 million.

Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and, to a much lesser extent, from subscriptions related to our delivery of BroadCloud services.

Our annual maintenance support contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support.

Under our BroadCloud subscriptions, we are paid a recurring fee calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly or annually based on the terms of the arrangement and the usage fee is billed one month in arrears.

Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of December 31, 2012, our deferred subscription and maintenance support revenue balance was $35.9 million, the current portion of which was $31.7 million.

Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of December 31, 2012, our deferred professional services and other revenue balance was $6.9 million, the current portion of which was $6.8 million.

Cost of Revenue

Our total cost of revenue consists of the following:

•

Cost of license software revenue. A majority of the cost of license software revenue consists of amortization of acquired technology, personnel-related expenses, and royalties paid to third parties whose technology or products are sold as part of BroadWorks. A significant amount of these royalty payments are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense and/or pay a fixed fee per quarter, which increased beginning in June 2012 as a result of a third-party license agreement executed in 2011. Such costs are expensed ratably over the time period of the contract.

•

Cost of subscription and maintenance support revenue. Cost of subscription and maintenance support revenue consists primarily of personnel-related expenses and other direct costs associated with the support, maintenance and implementation of our software licenses, including maintenance and support expenses due to our use of third party software, amortization of acquired technology and operating and depreciation expenses associated with the delivery of BroadCloud services. Personnel-related expenses include salaries, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

•	Cost of professional services and other revenue. Cost of professional services and other revenue consists primarily of personnel-related expenses and other direct costs associated with the delivery of our professional services. Personnel-related expenses include salaries, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

Gross Profit

Gross profit is the calculation of total revenue minus cost of revenue. Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including:

•

Mix of license software, subscription and maintenance support and professional services and other revenue. We generate higher gross margins on license support revenue compared to subscription and maintenance support or professional services and other revenue.

•

Growth or decline of license software revenue. A significant portion of cost of license software revenue is fixed and is expensed in the period in which it is incurred. This cost consists primarily of the royalty payments to our embedded database provider and amortization of acquired technology. If license software revenue increases, these fixed payments will decline as a percentage of revenue. If license software revenue declines, these fixed payments will increase as a percentage of revenue.

•

Impact of deferred revenue. If any revenue recognition criteria have not been met, the applicable revenue derived from the arrangement is deferred, including license software, subscription and maintenance support, and professional services and other revenue, until all elements of revenue recognition criteria have been met. However, the cost of revenue, including the costs of license software, subscription and maintenance support and professional services and other, is typically expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on orders depends largely on the terms of the sale arrangement, and because we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.

Revenue Plus Net Change in Deferred Revenue

We believe revenue we recognize in a particular period plus the net change in our deferred revenue balance is a key measure of our sales activity for that period. The (decrease) increase in deferred revenue illustrates how the balance in deferred revenue has changed over a period of time.

Revenue plus the net change in deferred revenue is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Beginning of period deferred revenue balance	$57,136	$59,264	$40,047
End of period deferred revenue balance	61,149	57,136	59,264

Increase (decrease) in deferred revenue	4,013	(2,128)	19,217

Revenue	164,842	138,064	95,623

Revenue plus net change in deferred revenue	168,855	135,936	114,840

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew to 611 employees at December 31, 2012 from 487 employees at December 31, 2011, and we expect to continue to hire new employees to support our anticipated growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. Over the long term, we expect sales and marketing expenses to grow but to decrease as a percentage of total revenue as sales grow.

Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future, but over the long-term to decrease as a percentage of total revenue as sales grow. In 2012, research and development grew as a percentage of revenue compared with 2011, and we expect that, in 2013, research and development expenses will again increase as a percentage of total revenue.

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

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. Generally, stock-based compensation has been the fastest growing component of our employee-related expenses, and we expect this trend to continue. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For 2012, 2011 and 2010, we recorded stock-based compensation expense of $15.0 million, $7.2 million and $3.0 million, respectively.

Of the stock-based compensation expense recorded for 2010, $0.4 million related to the vesting of restricted stock units, or RSUs, covering an aggregate of 172,492 shares that were subject to a performance-based vesting condition and that vested in full upon the completion of the IPO.

Based on stock options and other equity awards outstanding as of December 31, 2012, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $19.2 million over a weighted average period of approximately 1.37 years.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income, interest expense and, for periods prior to the IPO, the change in the fair value of the preferred stock warrants. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to the 1.50% convertible senior notes due in 2018, or Notes, and our installment bank loan with Bank of America

Leasing and Capital, LLC, or Bank of America, and, for 2010, interest accrued on outstanding borrowings under the ORIX Loan.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the year ended December 31, 2012, we have net operating loss carryforwards to utilize in the U.S. For the year ended December 31, 2011, we paid alternative minimum tax in the U.S. due to the taxable income generated in the period.

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

Revenue Recognition

We derive our revenue from: (a) the sale of (i) software licenses and related maintenance for those licenses (ii) professional services; and (b) subscription and usage fees related to our cloud offerings.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectability of the related receivable is probable. In making judgments regarding revenue recognition, we analyze various factors, including the nature and terms of the specific transaction, the creditworthiness of our customers, our historical experience, accuracy of prior estimates and overall market and economic conditions. Moreover, in connection with the sale of a number of products and services under a single contractual arrangement (a multiple element arrangement), we make judgments as to whether there is sufficient vendor specific objective evidence (“VSOE”) to enable the allocation of fair value among the various elements in software arrangements that contain multiple elements and as to relative selling prices for multiple element arrangements that do not contain software elements. In determining relative selling prices for products and services, we consider, among other things, our use of discounts from list prices, prices we charge for similar offerings and our historical pricing practices. Changes in judgments related to these items, or deterioration in market or economic conditions, could materially impact the timing and amount of revenue recognized.

License Software Revenue

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

Our sales generally consist of multiple elements: software licenses; maintenance support; and professional services. We calculate the amount of revenue allocated to the software license by determining the fair value of the undelivered elements, which often are maintenance support and professional services, and subtracting it from the total order amount. We establish VSOE of the fair value of the maintenance support based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. Our VSOE for professional services is determined based on an analysis of our historical daily rates when these professional services are sold separately from the software license.

The warranty period for our licensed software is generally 90 days. During this period, the customer receives technical support and has the right to unspecified product upgrades on an if-and-when available basis. For these periods, we defer a portion of the license fee and recognize it ratably over the warranty period.

Our license software revenue is subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition. We do not believe license revenue to be the only meaningful measure of our level of sales activity during the periods reported because of the impact of software license orders for these periods that were not yet recognized as revenue and therefore were recorded as deferred license software revenue. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria. As a result, we cannot forecast whether these historical trends in recognized license software revenue, and corresponding increases in deferred license revenue, will continue.

Subscription and Maintenance Support Revenue

We typically sell software in combination with maintenance subscriptions. Maintenance is generally renewable annually at the option of the customer. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the arrangement with the customer. Maintenance support revenue is recognized ratably over the maintenance period, assuming all other criteria of revenue recognition have been met.

Under our BroadCloud subscriptions, we are paid a recurring fee calculated based on the number of seats and type of services purchased or a usage fee based on actual number of transactions. Typically, the recurring fee is billed monthly or annually based on the terms of the arrangement and the usage fee is billed one month in arrears. Revenue is recognized ratably over the contract term beginning with the date our service is made available to customers.

We enter into arrangements with multiple-deliverables that generally include subscription and professional services. To treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors; the nature of the professional services; the timing of when the professional services contract was signed in comparison to the subscription service start date; and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work.

Per the accounting guidance, when multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its VSOE, if available, or our best estimate of selling price, or BESP, if VSOE is not available. We have determined that third-party evidence is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, our price lists, our go-to-market strategy, historical standalone sales and contract prices. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Professional Services Revenue

Revenue from professional services is typically recognized as services are performed. Services are not considered essential to the functionality of the licensed software.

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

Internal-Use Software Development Costs

Costs associated with customized internal-use software systems that have reached the application development stage are capitalized. Such capitalized costs include costs directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that is maintained for estimated losses that would result from the inability of some customers to make payments. The allowance is based on an analysis of past due amounts and ongoing credit evaluations. Customers are generally evaluated for creditworthiness through a credit review process at the time of each order. Our collection experience has been consistent with our estimates.

Business Combinations

In a business combination, we allocate the purchase price to the acquired business’ identifiable assets and liabilities at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. The excess, if any, of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred is recognized as a gain within other income in the consolidated statements of operations as of the acquisition date.

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

We first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in GAAP. To the extent our assessment identifies adverse conditions, goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is required to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the purchase price were being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the consolidated statements of operations in the period the determination is made.

We have determined that we have one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of our annual goodwill impairment testing in 2012, 2011 and 2010, our fair value exceeded our book value by a substantial margin. Therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Intangible Assets

We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of cash flows attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets in 2012, 2011 or 2010.

The estimated useful lives used in computing amortization of intangible assets are as follows:

Customer relationships	3 - 7 years
Developed technology	4 - 6 years
Non-compete agreement	1 year
Tradenames	2 - 4 years

Impairment of Long-Lived Assets

We review our long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. Typical indicators that an asset may be impaired include, but are not limited to:

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable assets. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. There were no triggering events to cause us to record an impairment charge in 2012, 2011 or 2010.

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

Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our

U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the U.S., we believe that it is more likely than not that our U.S. deferred tax assets will be realized. A portion of the U.S. valuation allowance was released in the period ended June 30, 2011 based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. As of December 31, 2011, we reversed all of the remaining valuation allowance on the U.S. deferred tax assets because it was more likely than not that those deferred tax assets would be realized. The release of the U.S. valuation allowance was recorded as a tax benefit on our consolidated statements of operations for 2011. As of December 31, 2012, we had a remaining valuation allowance of approximately $5.6 million, which primarily relates to certain foreign NOLs and tax credits that more likely than not will not be realized.

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

	Year ended December 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$89,750	55%	$77,289	56%	$12,461	16%
Subscription and maintenance support	58,249	35	42,462	31	15,787	37
Professional services and other	16,843	10	18,313	13	(1,470)	(8)

Total revenue	$164,842	100%	$138,064	100%	$26,778	19%

Revenue by Geography:
Americas	$107,514	65%	$87,866	64%	$19,648	22%
EMEA	39,334	24	24,866	18	14,468	58
APAC	17,994	11	25,332	18	(7,338)	(29)

Total revenue	$164,842	100%	$138,064	100%	$26,778	19%

Total revenue for 2012 increased by 19%, or $26.8 million, to $164.8 million, compared to 2011. This growth was driven by a 16% increase in license software revenue and a 37% increase in subscription and maintenance support revenue, partially offset by an 8% decrease in professional services and other revenue. Deferred revenue increased by $4.0 million for 2012, compared to a decrease of $2.1 million in 2011.

Total revenue from the Americas for 2012 increased by 22%, or $19.6 million, to $107.5 million compared to 2011. The increase in revenue from the Americas for 2012 was due to growth in software license sales for our hosted UC and consumer offerings and associated maintenance support revenue. In Europe, Middle East and

Africa, or EMEA, total revenue for 2012 increased by 58%, or $14.5 million, to $39.3 million compared to 2011. The increase in EMEA revenue in 2012 was primarily due to growth in software license sales and related maintenance support, particularly our hosted UC applications, and the recognition of consumer applications revenue related to an arrangement that had been deferred in prior periods. In Asia Pacific, or APAC, total revenue for 2012 decreased by 29%, or $7.3 million, to $18.0 million compared to 2011. The decrease in APAC revenue was mostly due to the recognition of revenue in 2011 on a sizeable order for our call center application from a large incumbent provider that had been deferred in prior periods.

License Software

License software revenue for 2012 increased by 16%, or $12.5 million, to $89.8 million. The increase in revenue for 2012 was primarily related to growth in sales of software licenses. This growth was most significant in license sales for our hosted UC and consumer applications. Deferred license software revenue decreased by $2.2 million for 2012, compared to a decrease of $5.0 million in 2011. The decrease in deferred revenue for 2012 was primarily driven by a number of orders where revenue was deferred in prior periods and was recognized during 2012.

Subscription and Maintenance Support

Subscription and maintenance support revenue for 2012 increased by 37%, or $15.8 million, to $58.2 million, compared to 2011. The increase in subscription and maintenance support revenue and deferred revenue was the result of growth in our installed base of customers and licenses and subscription revenue contributions from certain of our recent acquisitions. Deferred subscription and maintenance support revenue grew by $6.4 million for 2012, compared to growth of $5.9 million in 2011.

Professional Services and Other

Professional services and other revenue for 2012 decreased by 8%, or $1.5 million, to $16.8 million, compared to 2011. The decrease in professional services and other revenue for 2012 was due to the recognition of revenue in 2011 for a new call center application that had been deferred in prior periods, partially offset by growth in demand for our professional services. Deferred professional services and other revenue had minimal change for 2012, compared to a decrease of $3.0 million in 2011.

Cost of Revenue and Gross Profit

	Year ended December 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$8,643	10%	$6,077	8%	$2,566	42%
Subscription and maintenance support	14,831	25	10,419	25	4,412	42
Professional services and other	9,012	54	8,478	46	534	6

Total cost of revenue	$32,486	20%	$24,974	18%	$7,512	30%

Gross Profit:
License software	$81,107	90%	$71,212	92%	$9,895	14%
Subscription and maintenance support	43,418	75	32,043	75	11,375	35
Professional services and other	7,831	46	9,835	54	(2,004)	(20)

Total gross profit	$132,356	80%	$113,090	82%	$19,266	17%

For 2012, our gross margin decreased to 80% as compared to 82% in 2011 and our gross profit increased by 17%, or $19.3 million, to $132.4 million. We experienced an increase in both license software revenue gross profit and subscription and maintenance support gross profit and a decrease in professional services and other gross profit for 2012. The total gross profit growth is primarily due to growth in license software and subscription and maintenance support revenue relative to the respective cost of revenue.

For 2012, license software gross margin decreased to 90% as compared to 92% in 2011 and license software gross profit increased by 14% to $81.1 million. License software cost of revenue increased by 42%, or $2.6 million, to $8.6 million for 2012. This increase was primarily due to a $1.0 million increase in equipment and resold third party software costs and a $0.8 million increase in personnel-related costs driven by an increase in headcount. The increase in license software gross profit was driven by revenue growth relative to lower growth in license software cost of revenue.

For 2012, subscription and maintenance services gross margin remained at 75% as compared to 2011 and subscription and maintenance services gross profit increased by 35% to $43.4 million. Subscription and maintenance services cost of revenue increased by 42%, or $4.4 million, to $14.8 million in 2012 as compared to 2011. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $1.3 million in personnel-related costs driven by an increase in headcount, a $1.1 million increase in amortization of acquired intangibles, a $0.4 million increase in consulting fees and a $0.4 million increase in line costs. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.

For 2012, professional services and other gross margin decreased to 46% as compared to 54% in 2011 and professional services and other gross profit decreased by 20% to $7.8 million. Professional services and other cost of revenue increased 6%, or $0.5 million, to $9.0 million for 2012. The increase in professional services cost of revenue was primarily due to an increase in personnel costs and consulting fees. The decrease in professional services and other gross margin was driven by the recognition of revenue in 2011 for a new call center application from a large APAC incumbent provider that had been deferred in prior periods.

Operating Expenses

	Year ended December 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$47,911	29%	$38,376	28%	$9,535	25%
Research and development	36,178	22	27,744	20	8,434	30
General and administrative	22,863	14	19,534	14	3,329	17

Total operating expenses	$106,952	65%	$85,654	62%	$21,298	25%

Sales and Marketing. Sales and marketing expense increased by 25%, or $9.5 million, to $47.9 million for 2012. The primary cause of this increase was a $7.2 million increase in personnel costs, primarily resulting from headcount growth and higher sales commissions, a $0.7 million increase in outside consulting fees and a $0.7 million increase in travel expenses.

Research and Development. Research and development expense increased by 30%, or $8.4 million, to $36.2 million for 2012. This increase was primarily due to an $8.0 million increase in personnel costs, primarily from an increase in headcount as we continue to invest in our product offerings, as well as the impact of the acquisitions we made during 2011 and 2012.

General and Administrative. General and administrative expense increased by 17%, or $3.3 million, to $22.9 million for 2012. This increase was primarily attributable to a $2.0 million increase in personnel related costs, a $0.7 million increase in equipment and software costs, a $0.6 million increase in bad debt expense and an increase of $0.3 million in outside consulting fees.

Income from Operations

We had income from operations of $25.4 million for 2012, compared to $27.4 million in 2011.

Other (Income) Expense

	Year ended December 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(455)	*	$(278)	*	$(177)	64%
Interest expense	6,925	4%	3,592	3%	3,333	93%

Total other expense, net	$6,470	4%	$3,314	3%	$3,156	95%

*	Less than 1%

Interest income increased by $0.2 million for 2012. Interest expense increased by $3.3 million compared to 2011. This increase in interest expense is primarily related to our Notes issued in June 2011 and a full year’s recognition of interest expense in 2012.

Provision (Benefit from) for Income Taxes

Provision for income taxes was $6.9 million for the year ended December 31, 2012, compared to benefit from income taxes of $8.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, the tax provision was positively impacted by $1.9 million due to the recognition of research and development tax credits relating to prior years. These credits were not recorded until an acceptance for the credits was established. The benefit from income taxes for 2011 related primarily to an $8.9 million benefit due to the discrete release of the U.S. tax valuation allowance, partially offset by foreign taxes.

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

	Year ended December 31,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$77,289	56%	$53,302	56%	$23,987	45%
Subscription and maintenance support	42,462	31	33,743	35	8,719	26
Professional services and other	18,313	13	8,578	9	9,735	113

Total revenue	$138,064	100%	$95,623	100%	$42,441	44%

Revenue by Geography:
Americas	$87,866	64%	$57,693	60%	$30,173	52%
EMEA	24,866	18	23,617	25	1,249	5
APAC	25,332	18	14,313	15	11,019	77

Total revenue	$138,064	100%	$95,623	100%	$42,441	44%

Total revenue for 2011 increased by 44%, or $42.4 million, to $138.1 million, compared to 2010. This growth was driven by a 45% increase in license software revenue, a 26% increase in subscription and maintenance support and a 113% increase in professional services and other revenue. The revenue growth was driven by an increase in sales of our hosted Unified Communications and SIP Trunking products. Deferred revenue decreased by $2.1 million for 2011, compared to growth of $19.2 million in 2010. The decrease in deferred revenue was mainly attributed to a sizeable order where revenue was previously deferred and which was recognized during 2011.

Total revenue from the Americas for 2011 increased by 52%, or $30.2 million, to $87.9 million compared to 2010. The increase in revenue from the Americas for 2011 was due to growth in software license sales and associated maintenance support revenue. In EMEA total revenue for 2011 increased by 5%, or $1.2 million, to $24.9 million compared to 2010. The increase in EMEA revenue in 2011 was due to growth in software license sales and associated maintenance support revenue. In APAC total revenue for 2011 increased by 77%, or $11.0 million, to $25.3 million compared to 2010. The increase in APAC revenue was driven by growth in our Unified Communications offerings, including a sizeable call center order.

License Software

License software revenue for 2011 increased by 45%, or $24.0 million, to $77.3 million. The increase in revenue for 2011 was primarily related to growth in sales of software licenses. This growth was most significant in license sales for our hosted UC and SIP Trunking applications. Deferred license software revenue decreased by $5.0 million for 2011, compared to growth of $6.1 million in 2010. The decrease in deferred revenue for 2011 was primarily driven by a sizeable order where revenue was previously deferred and which was recognized during 2011.

Subscription and Maintenance Support

Subscription and maintenance support revenue for 2011 increased by 26%, or $8.7 million, to $42.5 million, compared to 2010. Deferred subscription and maintenance support revenue increased by $5.9 million for 2011, compared to growth of $8.7 million in 2010. The increase in subscription and maintenance support revenue was the result of growth in our installed base of customers and licenses as well as from a sizeable order where revenue was previously deferred and which was recognized in 2011.

Professional Services and Other

Professional services and other revenue for 2011 increased by 113%, or $9.7 million, to $18.3 million, compared to 2010. Deferred professional services and other revenue decreased by $3.0 million for 2011, compared to an increase of $4.5 million in 2010. The increase in professional services and other revenue was the result of increased demand for our services offerings. The decrease in deferred revenue was mainly attributed to a sizeable order where revenue was previously deferred and which was recognized in 2011.

Cost of Revenue and Gross Profit

	Year ended December 31,				Period-to-Period Change
	2011		2010
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$6,077	8%	$5,341	10%	$736	14%
Subscription and maintenance support	10,419	25	7,691	23	2,728	35
Professional services and other	8,478	46	7,010	82	1,468	21

Total cost of revenue	$24,974	18%	$20,042	21%	$4,932	25%

Gross Profit:
License software	$71,212	92%	$47,961	90%	$23,251	48%
Subscription and maintenance support	32,043	75	26,052	77	5,991	23
Professional services and other	9,835	54	1,568	18	8,267	527

Total gross profit	$113,090	82%	$75,581	79%	$37,509	50%

For 2011, our gross margin increased to 82% as compared to 79% in 2010 and our gross profit increased by 50%, or $37.5 million, to $113.1 million. This increase in gross profit resulted from growth in each of license software revenue, subscription and maintenance support revenue and professional services and other revenue, in each case relative to the respective cost of revenue.

For 2011, license software gross margin increased to 92% as compared to 90% in 2010 and license software gross profit increased by 48% to $71.2 million. License software cost of revenue increased by 14%, or $0.7 million, to $6.1 million for 2011. This increase was primarily due to a $0.6 million increase in personnel-related costs driven by an increase in headcount. The increase in license software gross profit and gross margin was driven by revenue growth relative to lower growth in license software cost of revenue. A substantial portion of license software cost of sales is fixed expense and therefore does not increase with revenue growth.

For 2011, subscription and maintenance support gross margin decreased to 75% as compared to 77% in 2010 and subscription and maintenance support gross profit increased by 23% to $32.0 million. Subscription and maintenance support cost of revenue increased by 35%, or $2.7 million, to $10.4 million in 2011 as compared to 2010. The increase in subscription and maintenance support cost of revenue was primarily due to an increase in personnel and consulting fees allocated to cost of revenue due to an increase in the number of research and development employees and consultants working directly on specific features for certain customers and an increase in services personnel.

For 2011, professional services and other gross margin increased to 54% as compared to 18% in 2010 and professional services and other gross profit increased by 527% to $9.8 million. Professional services and other cost of revenue increased by 21%, or $1.5 million, to $8.5 million in 2011 as compared to 2010. The increase in professional services and other costs of revenue was primarily due to an increase in personnel and consulting fees. The increase in professional service and other gross profit and gross margin was driven by revenue growth relative to lower growth in professional services and other cost of revenue. This was due to higher utilization of professional services resources and a sizeable order for which revenue was previously deferred and which was recognized in 2011.

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

Sales and Marketing. Sales and marketing expense increased by 21%, or $6.6 million, to $38.4 million for 2011. The primary driver of this increase was a $4.3 million increase in personnel costs that was driven by headcount growth and higher sales commissions and a $0.7 million increase in travel expenses.

Research and Development. Research and development expense increased by 41%, or $8.1 million, to $27.7 million for 2011. This increase was primarily due to a $5.4 million increase in personnel costs, primarily from an increase in headcount, and a $1.0 million increase in outside consulting fees.

General and Administrative. General and administrative expense increased by 39%, or $5.4 million, to $19.5 million for 2011. This increase was primarily attributable to a $3.1 million increase in personnel related costs and a $1.4 million increase in professional services fees. A significant portion of these increases were attributable to expenses related to being a public company, including fees associated with implementation, testing and auditing associated with our first internal controls audit under the Sarbanes-Oxley Act of 2002, and acquisition-related expenses.

Income from Operations

We had income from operations of $27.4 million for 2011, compared to $10.0 million in 2010. The increase in income from operations for 2011 was a result of the $37.5 million increase in gross profit, partially offset by a $20.1 million increase in total operating expenses described above.

Other (Income) Expense

	Year ended December 31,				Period-to-Period Change
	2011		2010
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(278)	*	$(52)	*	$(226)	435%
Interest expense	3,592	3%	757	1%	2,835	375
Other expense	—	*	174	*	(174)	NM

Total other expense, net	$3,314	3%	$879	1%	$2,435	277%

*	Less than 1%

NM – Not meaningful

Interest income for 2011 was relatively unchanged as compared to 2010. Interest expense increased by $2.8 million compared to 2010. This increase in interest expense is primarily related to our Notes issued in June 2011, offset by a decrease attributable to the voluntary early repayment of the ORIX Loan in June 2010. Other expense for 2011 was similarly relatively unchanged as compared to 2010. We do not anticipate incurring significant other (income) expense in future years.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $8.2 million for the year ended December 31, 2011, compared to provision for income taxes of $1.2 million for the year ended December 31, 2010. The benefit from income taxes related primarily to an $8.9 million benefit due to the discrete release of the U.S. tax valuation allowance, partially offset by foreign taxes.

Liquidity and Capital Resources

Resources

Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from growth in net income and deferred revenue. Cash flow from operations was $30.6 million, $28.6 million and $19.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. In June 2010, we completed our IPO through which we raised net proceeds of $40.0 million. In December 2010, we completed our follow-on offering through which we raised net proceeds of $9.9 million. In June 2011, we completed an offering of our Notes with net proceeds from the offering of approximately $115.7 million.

Cash and Cash Equivalents, Accounts Receivable and Working Capital

The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands).

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$90,545	$94,072
Accounts receivable, net	48,980	47,048
Working capital	161,519	180,010

	Year ended December 31,
	2012	2011	2010
Cash (used in) provided by:
Operating activities	$30,598	$28,575	$19,386
Investing activities	(34,153)	(99,136)	(24,274)
Financing activities	(121)	117,431	29,203

Our cash and cash equivalents at December 31, 2012 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.6 million at December 31, 2012 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the year ended December 31, 2012, net cash provided by operating activities was $30.6 million, compared to $28.6 million for 2011. Cash provided by operating activities during 2012 was primarily a result of net income of $12.1 million, aggregate non-cash expenses of $34.6 million (including stock-based compensation expense of $15.0 million, depreciation and amortization of $5.2 million, non-cash interest on convertible debt of $5.1 million, provision for deferred income taxes of $5.1 million, and amortization of software licenses of $2.9 million) and a $4.0 million increase in deferred revenue. These amounts were partially offset by a $16.4 increase in other assets (which includes our up-front payment of a $6.5 million fee in connection with our recently executed third party licensing agreement), a $2.6 million increase in accounts receivable and a $1.1 million decrease in accounts payable, accrued expenses and other long-term liabilities.

For the year ended December 31, 2011, operating activities provided $28.6 million in net cash compared to $19.4 million in 2010. This was primarily as a result of a net income of $32.3 million and non-cash items such as depreciation and amortization of $3.1 million, amortization of software licenses of $1.8 million and stock-based compensation expense of $7.2 million, partially offset by an increase in accounts receivable of $6.0 million.

For the year ended December 31, 2010, operating activities provided $19.4 million in net cash compared to $10.4 million in 2009. This was primarily as a result of a net income of $8.0 million, a $19.2 million increase in deferred revenue, which was attributable primarily to increased sales of our software and non-cash items such as depreciation and amortization of $2.3 million, amortization of software licenses of $1.8 million and stock-based compensation expense of $3.0 million, partially offset by an increase in accounts receivable of $15.0 million.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment and the acquisitions of businesses.

For the year ended December 31, 2012, net cash used in investing activities was $34.2 million, compared to $99.1 million for 2011. This decrease was primarily attributable to a $73.6 million decrease in net purchases of marketable securities, offset by an $8.4 million increase in cash used for acquisitions.

In 2011, net cash used in investing activities was $99.1 million, compared to $24.3 million for 2010. This increase was attributed to an increase of $118.6 million in marketable securities purchased with additional excess cash, and a $14.6 million increase in cash used for acquisitions, partially offset by proceeds from the sale and maturity of marketable securities of $58.2 million.

For the year ended December 31, 2010, net cash used in investing activities was $24.3 million, compared to net cash provided of $0.7 million for 2009. This increase was attributed to $18.7 million in marketable securities purchased with excess cash and a $1.9 million increase in purchases of property and equipment, $0.5 million of which was for leasehold improvements and equipment for new office space.

Financing Activities

In 2012, net cash used in financing activities was $0.1 million, compared to net cash provided by financing activities of $117.4 million for 2011. The change is primarily the result of our receipt of $115.7 million of cash upon the issuance of the Notes during 2011, a $1.5 million decrease in proceeds from stock option exercises compared to 2011 and a $1.6 million increase in cash paid for taxes on the vesting of restricted stock units compared to 2011.

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

Tekes Loan

In connection with our acquisition of Movial Applications Oy in October 2011, we assumed five installment loans with Tekes—the Finnish Funding Agency for Technology and Innovation in the aggregate principal amount of $1.0 million. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are determined on a per project basis, and the interest rate on each loan is variable, which is currently three percent. We expect to repay these loans in full during 2013, subject to completing a statutory audit in Finland.

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

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of December 31, 2012 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	2013	2014 - 2015	2016 - 2017	After 2017
Convertible Senior Notes, including interest *	$130,800	$1,800	$3,600	$3,600	$121,800
Tekes Loan	969	$555	$263	$76	$75
Operating lease obligations	12,702	2,255	4,156	4,003	2,288
Equipment leases	104	74	30	—	—

Total	$144,575	$4,684	$8,049	$7,679	$124,163

*	Contractual interest obligations related to our Notes totaled $10.8 million at December 31, 2012, including $1.8 million, $3.6 million, $3.6 million and $1.8 million due in years 2013, 2014-2015, 2016-2017 and after 2017, respectively.

As of December 31, 2012, we had unrecognized tax benefits of $0.8 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2013. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our Notes and non-cash tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.

The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP gross profit, non-GAAP operating income and other non-GAAP financial measures in this Annual Report on Form 10-K is not meant to be a substitute for “net income,” “net income per share,” “gross profit,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.

Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our Notes, and non-cash tax expense included in the GAAP tax provision. We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

Non-GAAP gross profit, license gross profit, maintenance and services gross profit and professional services and other gross profit. We define non-GAAP gross profit as gross profit plus stock-based compensation expense and amortization expense for acquired intangible assets. We consider non-GAAP gross profit to be a useful metric for management and our investors because it excludes the effect of certain non-cash expenses so management and investors can compare our sales margins over multiple periods.

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

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Non-GAAP gross profit:
GAAP gross profit	$132,356	$113,090	$75,581
(percent of total revenue)	80%	82%	79%
Plus:
Stock-based compensation expense	1,831	916	210
Amortization of acquired intangible assets	2,660	1,295	794

Non-GAAP gross profit	$136,847	$115,301	$76,585

(percent of total revenue)	83%	84%	80%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP license gross profit	$81,107	$71,212	$47,961
(percent of related revenue)	90%	92%	90%
Plus:
Stock-based compensation expense	553	331	89
Amortization of acquired intangible assets	938	704	675

Non-GAAP license gross profit	$82,598	$72,247	$48,725

(percent of related revenue)	92%	93%	91%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP subscription and maintenance support gross profit	$43,418	$32,043	$26,052
(percent of related revenue)	75%	75%	77%
Plus:
Stock-based compensation expense	839	334	81
Amortization of acquired intangible assets	1,722	591	119

Non-GAAP subscription and maintenance support gross profit	$45,979	$32,968	$26,252

(percent of related revenue)	79%	78%	78%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP professional services and other gross profit	$7,831	$9,835	$1,568
(percent of related revenue)	46%	54%	18%
Plus:
Stock-based compensation expense	439	251	40

Non-GAAP professional services and other gross profit	$8,270	$10,086	$1,608

(percent of related revenue)	49%	55%	19%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Non-GAAP income from operations:
GAAP income from operations	$25,404	$27,436	$10,044
(percent of total revenue)	15%	20%	11%
Plus:
Stock-based compensation expense	15,022	7,201	3,008
Amortization of acquired intangible assets	2,660	1,295	794

Non-GAAP income from operations	$43,086	$35,932	$13,846

(percent of total revenue)	26%	26%	14%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP operating expense	$106,952	$85,654	$65,537

Less:
Stock-based compensation expense	13,191	6,285	2,798

Non-GAAP operating expense	$93,761	$79,369	$62,739

(as percent of total revenue)	57%	57%	66%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP sales and marketing expense	$47,911	$38,376	$31,818

Less:
Stock-based compensation expense	5,609	1,984	882

Non-GAAP sales and marketing expense	$42,302	$36,392	$30,936

(as percent of total revenue)	26%	26%	32%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP research and development expense	$36,178	$27,744	$19,616

Less:
Stock-based compensation expense	4,498	1,901	638

Non-GAAP research and development expense	$31,680	$25,843	$18,978

(as percent of total revenue)	19%	19%	20%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP general and administrative expense	$22,863	$19,534	$14,103

Less:
Stock-based compensation expense	3,084	2,400	1,278

Non-GAAP general and administrative expense	$19,779	$17,134	$12,825

(as percent of total revenue)	12%	12%	13%

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Non-GAAP net income and income per share:
GAAP net income	$12,076	$32,297	$7,992

Adjusted for:
Stock-based compensation expense	15,022	7,201	3,008
Amortization of acquired intangible assets	2,660	1,295	794
Non-cash interest expense on our notes	5,120	2,561	—
Non-cash tax provision (benefit)	6,023	(8,879)	1,093

Non-GAAP net income	$40,901	$34,475	$12,887

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP net income per basic common share	$0.44	$1.21	$0.49

Adjusted for:
Adjustment for preferred stock conversion (1)	—	—	(0.13)
Stock-based compensation expense	0.54	0.27	0.13
Amortization of acquired intangible assets	0.10	0.05	0.04
Non-cash interest expense on our notes	0.18	0.10	—
Non-cash tax provision (benefit)	0.22	(0.33)	0.05

Non-GAAP net income per basic common share	$1.48	$1.30	$0.58

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
GAAP net income per diluted common share	$0.43	$1.15	$0.32

Adjusted for:
Stock-based compensation expense	0.53	0.26	0.12
Amortization of acquired intangible assets	0.09	0.05	0.04
Non-cash interest expense on our notes	0.18	0.09	—
Non-cash tax provision (benefit)	0.21	(0.32)	0.04

Non-GAAP net income per diluted common share	$1.44	$1.23	$0.52

(1)	For purposes of the calculation of non-GAAP net income per basic common shares for the year ended December 31, 2010, GAAP weighted-average shares outstanding was adjusted as if the conversion of all shares of redeemable convertible preferred stock into common stock occurred at the beginning of the period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BroadSoft, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BroadSoft, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 27, 2013

BroadSoft, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$90,545	$94,072
Short-term investments	73,075	92,749
Accounts receivable, net of allowance for doubtful accounts of $139 and $54 at December 31, 2012 and December 31, 2011, respectively	48,980	47,048
Deferred tax assets	3,732	12,968
Other current assets	10,796	4,435

Total current assets	227,128	251,272

Long-term assets:
Property and equipment, net	7,361	4,221
Long-term investments	30,102	5,000
Restricted cash	584	959
Intangible assets, net	11,247	8,842
Goodwill	37,529	17,276
Other long-term assets	12,955	3,386

Total long-term assets	99,778	39,684

Total assets	$326,906	$290,956

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$15,686	$14,999
Notes payable and bank loans, current portion	555	891
Deferred revenue, current portion	49,368	55,372

Total current liabilities	65,609	71,262

Convertible senior notes	86,451	81,737
Notes payable and bank loans	414	461
Deferred revenue	11,781	1,764
Deferred tax liabilities	—	1,433
Other long-term liabilities	1,416	1,056

Total liabilities	165,671	157,713

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at December 31, 2012 and December 31, 2011; no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at December 31, 2012 and December 31, 2011; 27,913,471 and 27,106,393 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	279	271
Additional paid-in capital	208,073	191,714
Accumulated other comprehensive loss	(3,008)	(2,557)
Accumulated deficit	(44,109)	(56,185)

Total stockholders’ equity	161,235	133,243

Total liabilities and stockholders’ equity	$326,906	$290,956

The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenue:
License software	$89,750	$77,289	$53,302
Subscription and maintenance support	58,249	42,462	33,743
Professional services and other	16,843	18,313	8,578

Total revenue	164,842	138,064	95,623
Cost of revenue:
License software	8,643	6,077	5,341
Subscription and maintenance support	14,831	10,419	7,691
Professional services and other	9,012	8,478	7,010

Total cost of revenue	32,486	24,974	20,042

Gross profit	132,356	113,090	75,581
Operating expenses:
Sales and marketing	47,911	38,376	31,818
Research and development	36,178	27,744	19,616
General and administrative	22,863	19,534	14,103

Total operating expenses	106,952	85,654	65,537

Income from operations	25,404	27,436	10,044
Other expense (income):
Interest income	(455)	(278)	(52)
Interest expense	6,925	3,592	757
Other expense, net	—	—	174

Total other expense, net	6,470	3,314	879

Income before income taxes	18,934	24,122	9,165
Provision for (benefit from) income taxes	6,858	(8,175)	1,169

Net income	$12,076	$32,297	$7,996

Net income attributable to noncontrolling interest	$—	$—	$4

Net income attributable to BroadSoft, Inc.	$12,076	$32,297	$7,992

Net income per common share available to BroadSoft, Inc. common stockholders:
Basic	$0.44	$1.21	$0.49
Diluted	$0.43	$1.15	$0.32
Weighted average common shares outstanding:
Basic	27,581	26,603	16,263
Diluted	28,353	27,987	24,721
Stock-based compensation expense included above:
Cost of revenue	$1,831	$916	$210
Sales and marketing	5,609	1,984	882
Research and development	4,498	1,901	638
General and administrative	3,084	2,400	1,278

The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income attributable to BroadSoft, Inc.	$12,076	$32,297	$7,992
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(495)	(798)	(2)
Unrealized (loss) gain on investments	44	(23)	(9)

Total other comprehensive loss, net of tax	(451)	(821)	(11)

Comprehensive income	$11,625	$31,476	$7,981

The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Total Stockholders’ Equity	BroadSoft, Inc. Stockholders’ Equity (Deficit)					Noncontrolling Interest
		Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2009	$(77,800)	6,320	$63	$20,340	$(1,725)	$(96,474)	$(4)
Issuance of common stock from IPO, net of discounts and issuance costs	39,951	5,048	50	39,901	—	—	—
Issuance of common stock from follow-on offering, net of discounts and issuance costs	9,932	500	5	9,927
Redeemable convertible preferred stock converted to common stock at IPO	68,866	12,962	130	68,736	—	—	—
Reclassification of warrant liability upon IPO	262	—	—	262	—	—	—
Warrant exercise	100	112	1	99	—	—	—
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	241	510	6	235	—	—	—
Sale of shares to noncontrolling interest	4	—	—	—	—	—	4
Stock based compensation expense	3,008	—	—	3,008	—	—	—
Comprehensive loss:
Net income attributable to BroadSoft, Inc.	7,992	—	—	—	—	7,992	—
Other comprehensive income:
Unrealized loss on investments	(2)	—	—	—	(2)	—	—
Foreign currency translation adjustment	(9)	—	—	—	(9)	—	—

Balance December 31, 2010	$52,545	25,452	$255	$142,508	$(1,736)	$(88,482)	$—

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	3,370	1,654	16	3,354	—	—	—
Stock-based compensation expense	6,640	—	—	6,640	—	—	—
Equity component of convertible senior notes issuance	39,151	—	—	39,151	—	—	—
Tax windfall benefits on exercises of stock options	61	—	—	61	—	—	—
Comprehensive income:
Net income	32,297	—	—	—	—	32,297	—
Other comprehensive income:
Foreign currency translation adjustment	(798)	—	—	—	(798)	—	—
Foreign currency translation adjustment	(23)	—	—	—	(23)	—	—

Balance December 31, 2011	$133,243	27,106	271	191,714	(2,557)	(56,185)	—

Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	827	807	8	819	—	—	—
Stock-based compensation expense	15,022	—	—	15,022	—	—	—
Tax windfall benefits on exercises of stock options	579	—	—	579	—	—	—
Tax shortfall on exercises of stock options	(61)	—	—	(61)	—	—	—
Foreign currency translation adjustment	(495)				(495)
Unrealized gain on investments	44				44
Net income	12,076	—	—	—	—	12,076	—

Balance December 31, 2012	$161,235	27,913	279	208,073	(3,008)	(44,109)	—

The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income attributable to BroadSoft, Inc.	$12,076	$32,297	$7,992
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,242	3,119	2,348
Amortization of software licenses	2,910	1,820	1,820
Stock-based compensation expense	15,022	7,201	3,008
Release of tax valuation allowance	—	(8,946)	—
Provision for (recoveries of) doubtful accounts	644	(56)	3
Provision for deferred income taxes	5,088	5	7
Tax windfall benefits from stock option exercises	579	61	—
Non-cash interest expense on convertible senior notes	5,120	2,560	—
Other	—	24	—
Change in fair value of perferred stock warrants and accretion of debt discount	—	—	(153)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,557)	(5,997)	(15,023)
Other current and long-term assets	(16,414)	(511)	(463)
Accounts payable, accrued expenses and other long-term liabilities	(1,125)	238	630
Current and long-term deferred revenue	4,013	(3,240)	19,217

Net cash provided by operating activities	30,598	28,575	19,386

Cash flows from investing activities:
Purchases of property and equipment	(3,923)	(2,421)	(2,630)
Payments for acquisitions, net of cash acquired	(25,177)	(16,748)	(2,191)
Purchases of marketable securities	(179,886)	(137,305)	(18,673)
Proceeds from sale of marketable securities	3,000	11,267	—
Proceeds from maturities of marketable securities	171,458	46,962	—
Purchase of intangible assets resulting from contingent consideration	—	(905)	(809)
Change in restricted cash	375	14	29

Net cash used in investing activities	(34,153)	(99,136)	(24,274)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	115,688	—
Proceeds from the exercise of stock options	2,459	3,943	762
Proceeds from issuance of common stock in connection with Company’s IPO, net of issuance costs	—	—	39,951
Proceeds from issuance of common stock in connection with Company’s follow-on offering, net of issuance costs	—	—	9,932
Proceeds from the exercise of preferred stock warrants	—	—	100
Redemption of Series A redeemable preferred stock	—	—	(4,320)
Taxes paid on vesting of RSUs	(2,198)	(574)	(525)
Notes payable and bank loans—payments	(382)	(1,626)	(16,697)

Net cash (used in) provided by financing activities	(121)	117,431	29,203

Effect of exchange rate changes on cash and cash equivalents	149	(52)	70

Net (decrease) increase in cash and cash equivalents	(3,527)	46,818	24,385
Cash and cash equivalents, beginning of period	94,072	47,254	22,869

Cash and cash equivalents, end of period	$90,545	$94,072	$47,254

Supplemental disclosures:
Cash paid for interest	$905	$1,032	$655

Cash paid for income taxes	$1,363	$385	$1,261

The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1.    Nature of Business

BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications and other voice and multimedia services over their Internet protocol, or IP, based networks. The Company’s core communications platform consists of three offerings: BroadWorks, BroadCloud and BroadTouch.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

The Company has reclassified certain amounts previously presented for prior periods to conform to current year presentation. During the year ended December 31, 2012, the Company changed the composition by which it reports revenue and the related cost of revenue. The professional services revenue was previously included in “Maintenance and services” revenue and is now reported as a separate line item on the financial statements. Also, the Company’s cloud offerings were previously reported as a component of “services” revenue within maintenance and services revenue and is now included as part of “Subscription and maintenance support.” There was no impact to the total revenue, total cost of revenue, net income or stockholders’ equity (deficit).

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are held in money market accounts. Restricted cash consists primarily of certificates of deposit that are securing letters of credit related to operating leases for office space. The Company had long-term restricted cash of $0.6 and $1.0 million at December 31, 2012 and 2011, respectively.

Investments in Marketable Securities

Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s consolidated balance sheets as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent temporary changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit). The Company’s primary objective when investing excess cash is preservation of principal.

	December 31, 2012		December 31, 2011
	Contracted Maturity	Carrying Value	Contracted Maturity	Carrying Value
		(in thousands)		(in thousands)
Money market funds	demand	$63,189	demand	$70,142

Total cash equivalents		$63,189		$70,142

U.S. agency notes	17 - 304 days	$25,632	91 - 363 days	$35,244
Commercial paper	3 - 214 days	27,489	38 - 319 days	22,670
Corporate bonds	31 - 227 days	19,954	15 - 306 days	34,835

Total short-term investments		$73,075		$92,749

U.S. agency notes	399 - 610 days	$18,135	474 - 496 days	$5,000
Corporate bonds	389 - 560 days	11,967		—

Total long-term investments		$30,102		$5,000

Fair Value Measurements

The following table summarizes the carrying and fair value of the Company’s financial assets:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit *	$63,795	$63,795	$71,147	$71,147
Short and long-term investments	103,177	103,177	97,749	97,749

Total assets	$166,972	$166,972	$168,896	$168,896

*	Does not include $27.4 million and $23.9 million of operating cash balances as of December 31, 2012 and December 31, 2011, respectively.

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

Assets Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classification levels during the periods. The following table summarizes the values (in thousands):

	December 31, 2012	Level 1	Level 2	Level 3
Money market funds	$63,189	$63,189	$—	$—
Certificates of deposit	606	606	—	—

Total cash equivalents and certificates of deposit	63,795	63,795	—	—

U.S. agency notes	43,767	—	43,767	—
Commercial paper	27,489	—	27,489	—
Corporate bonds	31,921	—	31,921	—

Total investments	103,177	—	103,177	—

Total cash equivalents, certificates of deposit and investments	$166,972	$63,795	$103,177	$—

	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$70,142	$70,142	$—	$—
Certificates of deposit	1,005	1,005	—	—

Total cash equivalents and certificates of deposit	71,147	71,147	—	—

U.S. agency notes	40,244	—	40,244	—
Commercial paper	22,670	—	22,670	—
Corporate bonds	34,835	—	34,835	—

Total investments	97,749	—	97,749	—

Total cash equivalents, certificates of deposit and investments	$168,896	$71,147	$97,749	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During 2012 and 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. All of the Company’s cash and cash equivalents and marketable securities are held at financial institutions that management believes to be of high credit quality. The Company’s cash and cash equivalent accounts may exceed federally insured limits at times. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.

The following customers represented 10% or more of revenue or accounts receivable:

	Year Ended December 31,			December 31,
	2012	2011	2010	2012	2011
	Revenue			Accounts Receivable
Company A	*	11%	*	16%	*
Company B	*	*	15%	*	*

*	Represented less than 10%

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

The Company tests goodwill for impairment annually on December 31, or more frequently if events or changes in business circumstances indicate the asset might be impaired. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. To the extent the assessment identifies adverse conditions, goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the purchase price were being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the consolidated statement of operations in the period the determination is made.

The Company has determined that it has one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of the Company’s annual goodwill impairment testing in 2012, 2011 and 2010, the fair value of the Company exceeded its book value by a substantial margin; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. (See Note 4 Goodwill and Intangibles.)

Identifiable Intangible Assets

The Company acquired intangible assets in connection with certain of its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on the Company’s historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. In those cases where the Company determines that the useful life of an intangible asset should be shortened, the Company amortizes the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company did not revise the useful life estimates attributed to any of the Company’s intangible assets in 2012, 2011 or 2010. (See Note 4 Goodwill and Intangibles.)

The estimated useful lives used in computing amortization are as follows:

Customer relationships	3 - 7 years
Developed technology	4 - 6 years
Non-compete agreement	1 year
Tradenames	2 - 4 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable assets. If such assets are considered impaired, the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which the Company would compute using a discounted cash flow approach. There were no triggering events to cause the Company to record an impairment charge in 2012, 2011 or 2010.

Deferred Financing Costs

The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense.

Preferred Stock Warrants

The liability for Series C-1 redeemable convertible preferred stock warrants was adjusted for changes in fair value until the Company’s initial public offering (“IPO”) in June 2010, at which time preferred stock warrants converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.

The following table summarizes the assumptions used to estimate the fair values:

Year ended December 31, 2010
Range of assumptions:
Risk-free interest rate	0.41% - 2.52%
Expected dividend yield	0%
Expected volatility	56% - 57%
Expected term (years)	1.0 - 5.21
Fair value of stock warrants	$5.03 - $6.28

Revenue Recognition

The Company’s revenue is generated from the sales of software licenses and related maintenance for those licenses, professional services and subscription and usage fees related to the cloud offering. The Company’s software licenses, subscription and maintenance contracts and professional services are sold directly through its own sales force and indirectly through distribution partners. Revenue under arrangements with distribution partners is recognized when all the revenue recognition criteria are met, including evidence of the distribution partner’s customer. The Company does not typically offer contractual rights of return or product exchange, or price protection to its distribution partners.

License Software

Revenue from software licenses is recognized when the following four basic criteria are met as follows:

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

•

Collection is probable. Each customer is evaluated for creditworthiness through a credit review process at the inception of an arrangement. Collection is deemed probable if, based upon the Company’s evaluation; the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

The warranty period for the Company’s licensed software is generally 90 days. Software licenses sold directly by the Company are primarily sold in combination with an annual maintenance contract that enables the customer to continue receiving software maintenance and support after the warranty period has expired. Maintenance is renewable at the option of the customer. When customers prepay for the annual maintenance contract, the related revenue is deferred and recognized ratably over the term of the contract. Generally, rates for maintenance, including subsequent renewal rates, are established based upon a specific percentage of net license fees as set forth in the arrangement. Maintenance includes the right to unspecified product upgrades on an if-and-when available basis.

The Company delivers its licensed software primarily by utilizing electronic media. Revenue includes amounts billed for shipping and handling and such amounts represent less than 1% of revenue. Cost of license software revenue includes shipping and handling costs

Subscription and Maintenance Support

The Company typically sells maintenance support in combination with license software sales. Maintenance support is generally renewable annually at the option of the customer. Revenue from maintenance support contracts is initially recorded as deferred revenue and is recognized ratably over the contract term.

The Company’s subscription revenue is generated from a recurring fee and/or a usage based fee from customers purchasing the cloud offering. Under these arrangements the Company is paid a recurring fee calculated based on the number of seats and type of service purchased or a usage fee based on the actual number of transactions. Revenue related to the recurring fee is recognized ratably over the contract term beginning with the date our service is made available to the customer. The usage fee is recognized as revenue in the period in which the transactions occur.

Professional Services and Other

Revenue from professional services includes implementation, training and consulting fees and is recognized as services are performed. Services are generally not considered essential to the functionality of the licensed software.

Costs related to shipping and handling and billable travel expenses are included in cost of revenue.

Multiple Element Arrangements

The Company accounts for multiple element arrangements that consist of software and software-related services, collectively referred to as “software elements”, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, the Company generally allocates revenue to the software license by determining the fair value of the undelivered elements, which is usually maintenance support and professional services. The Company establishes VSOE of the fair value of the maintenance support based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. VSOE for professional services is determined based on an analysis of our historical daily rates when these professional services are sold separately from the software license.

For the cloud offering, multiple element arrangements that include subscription and professional services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (a) vendor-specific objective evidence of fair value, (b) third-party evidence of selling price, and (c) best estimate of the selling price. Best estimate of selling price reflects the Company’s estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. Factors considered by the Company in developing relative selling prices for products and services include the discounting practices, price lists, go-to-market strategy, historical standalone sales and contract prices.

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

Internal-Use Software Development Costs

The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include costs directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The Company capitalized $0.3 million in internal-use software during the year ended December 31, 2012; the Company did not record any amortization expense related to these assets.

Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date.

Deferred revenue consists of the following (in thousands):

	December 31, 2012	December 31, 2011
License software	$18,375	$20,608
Subscription and maintenance support	35,853	29,444
Professional services and other	6,921	7,084

Total	$61,149	$57,136

Current portion	$49,368	$55,372
Non-current portion	11,781	1,764

Total	$61,149	$57,136

Cost of Revenue

Cost of revenue includes (a) royalties paid to third parties whose technology or products are sold as part of the Company’s products, (b) direct costs to manufacture and distribute product and direct costs to provide product support and professional support services and (c) intangible asset amortization expense related to acquired technology.

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

The Company currently has significant deferred tax assets, primarily resulting from net operating loss carryforwards. The Company has a valuation allowance of approximately $5.6 million against its net deferred tax assets in certain foreign jurisdictions. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure tax benefits when the realization of the benefits is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

Stock-Based Compensation

The Company applies the fair value method for determining the cost of stock-based compensation for employees, directors and consultants. Under this method, the total cost of the grant is measured based on the estimated fair value of the stock award at the date of the grant, using a binomial options pricing model, or binomial lattice model. The total cost related to the portion of awards granted that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period of the grant.

Estimated Fair Value of Share-Based Payments

The binomial lattice model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Stock-based awards are combined into one grouping for purposes of valuation assumptions. Fair value of the stock options was estimated at the grant date, using the following weighted average assumptions:

	Year ended December 31,
	2012	2011	2010
Average assumptions:
Risk-free interest rate	1.0%	1.5%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	57%	58%	61%
Expected term (years)	7.5	7.6	8.3

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock units, warrants and convertible securities were exercised or converted into common stock.

	Year ended December 31,
	2012	2011	2010
Net income	$12,076	$32,297	$7,996
Weighted average basic common shares outstanding	27,581	26,603	16,263
Dilutive effect of stock-based awards	772	1,384	2,253
Dilutive effect of common stock warrants	—	—	132
Dilutive effect of if-converted preferred shares	—	—	6,073

Weighted average diluted common shares outstanding	28,353	27,987	24,721

Earnings per share:
Basic	$0.44	$1.21	$0.49
Diluted	$0.43	$1.15	$0.32

Due to the cash settlement feature of the principal amount of the convertible senior notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur in 2012 or 2011.

For the years ended December 31, 2012, 2011 and 2010, certain stock options and warrants to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because the exercise prices exceeded the average market price of the Company’s common stock during these periods. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was 575,327, 96,932 and 184,572 for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency

The functional currency of operations located outside the United States is the respective local currency. The financial statements of each operation are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenue and expenses. Translation effects are included in accumulated other comprehensive income.

3.    Acquisitions

Adaption Technologies Ventures, Ltd.

On August 6, 2012, the Company completed its acquisition of substantially all the assets of Adaption Technologies Ventures, Ltd. (“Adaption”), which was a provider of hosted business VoIP solutions. The acquisition enabled the Company to enhance its BroadCloud Software-as-a-Service delivery platform.

The purchase price for Adaption was $22.0 million and the Company funded the acquisition with cash on hand. The Company incurred $0.4 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2012.

The consolidated financial statements include the results of Adaption from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date as of August 6, 2012 (in thousands):

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

The customer relationships, trade name and developed technology are being amortized on a straight-line basis over a period of three years, two years, and five years, respectively, which reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately four years. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that enhance the Company’s overall product portfolio.

Movial

On October 21, 2011, the Company completed its acquisition of all of the outstanding shares of Movial Applications Oy (“Movial”). Movial is a client developer for IP communications services.

The purchase price for Movial was approximately $6.0 million and the Company funded the acquisition with cash on hand. The Company incurred $0.7 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2011.

The consolidated financial statements include the results of Movial from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The Company finalized the purchase price allocation for this acquisition in 2012.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of October 21, 2011 (in thousands):

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

iLinc

On September 30, 2011, the Company completed its acquisition of all outstanding shares of iLinc Communications, Inc. (“iLinc”). iLinc is a provider of web collaboration services for global businesses, governments and educational institutions. The acquisition of iLinc and its web collaboration SaaS offering complements BroadSoft’s BroadCloud services capabilities.

The purchase price for iLinc was $10.8 million and the Company funded the acquisition with cash on hand. The Company incurred $0.4 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2011.

The consolidated financial statements include the results of iLinc from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The Company finalized the purchase price allocation for this acquisition in 2011.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of September 30, 2011 (in thousands):

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

The customer relationships, trade name and developed technology are being amortized on a straight-line basis over a period of four years, three years, and five years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for amortizable intangible assets acquired is approximately four years. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that are expected to enhance the Company’s overall product portfolio.

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

The consolidated financial statements include the results of Casabi from the date of acquisition. The purchase price has been allocated to the assets acquired based on fair values as of the acquisition date. The Company finalized the purchase price allocation for this acquisition in 2010.

The following table summarizes the fair value of the assets acquired at the acquisition date of October 27, 2010 (in thousands):

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

The customer relationships and developed technology are being amortized on a straight-line basis over a period of five years and trademark is being amortized over a period of four years, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is five years. Goodwill associated with this acquisition is not deductible for tax purposes. Goodwill results from expected synergies from the transaction, including complementary products that are expected to enhance the Company’s overall product portfolio.

Pro Forma Financial Information for Acquisitions of Adaption, Movial, iLinc, and Casabi (unaudited)

The businesses acquired in 2012 contributed aggregate revenue of $1.5 million and net losses of $0.2 million for the period from the acquisition date to December 31, 2012. The businesses acquired in 2011 contributed aggregate net losses of $1.2 million for the periods from the respective acquisition dates to December 31, 2011. The business acquired in 2010 contributed losses of $0.6 million for the period from the acquisition date to December 31, 2010.

The following provides pro forma information as if the 2012, 2011 and 2010 acquisitions had been consummated as of the beginning of the respective annual reporting periods in the year acquired and prior year or years as applicable. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
	(In thousands except per share data)
Revenue	$167,219	$146,955	$109,274
Net income (loss)	11,159	24,504	1,168
Net income (loss) per common share, basic	$0.40	$0.92	$0.07
Net income (loss) per common share, diluted	$0.39	$0.88	$0.05

The pro forma impact on reported net loss per share was primarily attributable to amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

4.    Goodwill and Intangibles

The Company has concluded it has a single reporting unit. Accordingly, on an annual basis management performs the impairment assessment required under FASB guidelines at the consolidated enterprise level. The Company performed an impairment test of the Company’s goodwill and determined that no impairment of goodwill existed at December 31, 2012, 2011 or 2010.

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2010, gross	$6,226
Accumulated impairment loss	—

Balance as of December 31, 2010, net	6,226
Increase in goodwill related to acquisitions	10,145
Purchase accounting adjustments	905

Balance as of December 31, 2011, gross	17,276
Accumulated impairment loss	—

Balance as of December 31, 2011, net	17,276
Increase in goodwill related to acquisitions	19,924
Other	329

Balance as of December 31, 2012, gross	37,529
Accumulated impairment loss	—

Balance as of December 31, 2012, net	$37,529

The purchase accounting adjustments during the year ended December 31, 2011 was from contingent payments to GENBAND, Inc., made in connection with the Company’s acquisition of the M6 application server business, which occurred in 2008. For the year ended December 31, 2012, the increase in “goodwill related to acquisitions” consists of $3.2 million of goodwill related to the acquisition in April 2012 of a research and development workforce and $16.7 million of goodwill related to the acquisition of Adaption in August 2012. Any changes in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.

The Company’s acquired intangible assets are subject to amortization. The following is a summary of intangible assets (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$5,255	$2,765	$2,490	$5,102	$1,852	$3,250
Developed technology	11,218	2,643	8,575	6,434	979	5,455
Non-compete agreement	111	111	—	111	111	—
Trade name	369	187	182	229	92	137

Total	$16,953	$5,706	$11,247	$11,876	$3,034	$8,842

Amortization expense on intangible assets was approximately $2.7 million, $1.3 million and $0.8 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, future amortization expense on intangible assets is expected to be as follows (in thousands):

2013	$3,174
2014	3,084
2015	2,779
2016	1,662
2017	548

Total amortization expense	$11,247

5.    Property and Equipment

Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2012	2011
Equipment	$9,607	$6,325
Software	3,346	2,200
Furniture and fixtures	783	606
Leasehold improvements	3,167	2,361

	16,903	11,492
Less accumulated depreciation and amortization	(9,542)	(7,271)

Property and equipment, net	$7,361	$4,221

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012, 2011 and 2010 was approximately $2.6 million, $1.8 million and $1.3 million, respectively, which was recognized in operating expenses in the consolidated statements of operations. No depreciation and amortization expense related to property and equipment is included in cost of revenues in the consolidated statements of operations.

6.    Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable and accrued expenses	$7,237	$5,239
Accrued compensation	6,371	8,391
Accrued royalties	943	624
Other	1,135	745

	$15,686	$14,999

7.    Software Licenses

The Company was previously party to an agreement that provided the Company the right to distribute certain third-party software on a per-user basis up to 35,000,000 licenses over a four-year period, for $6.4 million. The arrangement required the Company to pay a per-user license fee for licenses distributed in excess of 35,000,000. The cost was amortized to cost of revenue over the 3.5 year period ended May 2012, based on the greater of actual usage or the straight line method. In 2011, the Company entered into a new agreement that provides the Company the right to distribute this third-party software on an unlimited basis through May 2016 at a total cost of $10.2 million. To the extent annual billed license software revenue over the four-year period exceeds $460 million, the Company would be required to pay additional fees. The additional cost of $10.2 million is being amortized to cost of revenue over the four-year period beginning June 2012 (the expiration date of the previous agreement), based on the straight line method.

Amortization expense related to these agreements was approximately $2.8 million, $1.8 million and $1.8 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

8.    Income Taxes

The following table presents the components of the income before income taxes and the provision for (benefit from) income taxes (in thousands):

	Year ended December 31,
	2012	2011	2010
Income before income taxes:
United States	$23,429	$25,178	$9,619
Foreign	(4,495)	(1,056)	(454)

Income before income taxes	18,934	24,122	9,165

Provision for (benefit from) income taxes:
Current:
Federal and state	$407	$4	$385
Foreign	(1,355)	760	863

Total current	$(948)	$764	$1,248

Deferred:
Federal and state	$8,068	$(8,946)	$24
Foreign	(262)	7	(103)

Total deferred	7,806	(8,939)	(79)

Provision for (benefit from) income taxes	$6,858	$(8,175)	$1,169

The following table presents the components of net deferred tax assets (liabilities) and the related valuation allowance (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$9,140	$20,245
Deferred revenue	3,616	3,539
Depreciation and amortization	704	1,345
Research tax credit carry-forward	2,467	1,966
Accrued expenses	1,637	1,874
Stock based compensation	5,370	3,157
Other	880	430

Total deferred tax assets	23,814	32,556
Valuation allowance	(5,558)	(3,705)

Net deferred tax assets	18,256	28,851

Deferred tax liabilities
Acquired intangibles	(1,568)	(2,557)
Convertible debt discount	(12,082)	(14,528)
Other	(244)	(106)

Total deferred tax liabilities	$(13,894)	$(17,191)

Net deferred tax assets	4,362	11,660

At December 31, 2012, the Company had U.S. net operating loss carryforwards of approximately $86.3 million and research and experimentation tax credit carryforwards of $3.1 million, which are scheduled to begin to expire in 2019. Utilization of net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations as provided by the Internal Revenue Code of 1986, as amended. The Company has not recorded a deferred tax liability for undistributed earnings of $2.5 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

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

Based upon the Company’s cumulative operating results through June 30, 2011 and an assessment of its expected future results of operations, the Company determined that there was significant positive evidence regarding the realization of its U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing its core products and services both inside and outside the U.S., the Company believes that it is more likely than not that its U.S. deferred tax assets will be realized. A portion of the U.S. valuation allowance was released in the period ended June 30, 2011 based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. As of December 31, 2011, the Company reversed all of the remaining valuation allowance on the U.S. deferred tax assets because it was more likely than not that those deferred tax assets would be realized. As of December 31, 2012, the Company has a remaining valuation allowance of approximately $5.6 million, which primarily relates to certain foreign NOLs and tax credits that are not more likely than not to be realized.

The following table presents the provisions for income taxes compared with income taxes based on the federal statutory tax rate of 34% (in thousands):

	Year ended December 31,
	2012	2011	2010
Tax provision based on federal statutory rate	$6,437	$8,210	$3,113
State taxes	723	947	369
Foreign rate differential	104	(54)	348
Permanent items	67	460	104
Stock based compensation	938	478	818
Change in income tax valuation allowance	1,756	(16,388)	(3,633)
Business tax credits	(3,258)	(1,204)	—
Other	91	(624)	50

Provision for (benefit from) income taxes	$6,858	$(8,175)	$1,169

For the year ended December 31, 2012 the tax provision was positively impacted by $1.9 million due to the recognition of business tax credits relating to prior years. These credits were not recorded until the Company obtained a sufficient history of acceptance for the credits by the tax authorities.

Accounting for Uncertainty in Income Taxes

The Company applies guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits the Company to recognize a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is more likely than not to be realized upon settlement.

During the year ended December 31, 2012, there was no material adjustment in the liability for unrecognized income tax benefits and no new tax positions for which the tax benefit was not recognized. The Company’s unrecognized tax benefits totaled $0.8 million at December 31, 2012, and $0.6 million at December 31, 2011 and December 31, 2010. The Company does not expect changes in unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Unrecognized tax benefits balance at January 1,	$625	$618	$441

Additions for tax positions of prior years	$196	77	177
Settlements of tax positions of prior years	—	(70)	—

Unrecognized tax benefits balance at December 31,	$821	$625	$618

The Company records interest and penalties as a component of its income tax provision. The Company recorded no interest and penalties during 2012, 2011 and 2010. The Company has not accrued interest with respect to uncertain tax positions in the current year because unfavorable resolution of those positions would not result in cash tax due for those prior years.

The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2009, with the exception that operating loss or tax credit carryforwards generated prior to 2008 may be subject to tax audit adjustment. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years prior to 2007.

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

The fair value of the Notes as of December 31, 2012 and 2011 was $135.8 million and $120.0 million, respectively. The carrying amount of the equity component of the Notes was $33.5 million at December 31, 2012. The unamortized offering costs at December 31, 2012 were $2.2 million which is being amortized as interest expense through the July 2018 maturity date of the Notes. The remaining $1.4 million of offering costs were allocated to the equity component.

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	December 31, 2012	December 31, 2011
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(33,549)	(38,263)

Net carrying amount of convertible debt	$86,451	$81,737

The following table presents the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2012	2011
Contractual interest expense	$1,800	$950
Amortization of debt issuance costs	406	214
Accretion of debt discount	4,714	2,347

Net interest expense	$6,920	$3,511

The net proceeds from the Note offering were approximately $115.7 million, after deducting discounts to the initial purchasers and offering expenses payable by the Company.

Installment Bank Loans

In May 2008, the Company amended a software license and maintenance agreement that provided the Company the right to distribute third party software for a one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provided for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment due on April 1, 2012. At March 31, 2012, the loan was paid in full and at December 31, 2011, the liability for the installment bank loan amounted to approximately $0.4 million.

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

Fair value for the Company’s borrowings is estimated using quoted market price of the Notes at December 31, 2012, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The aggregate maturities of borrowings as of December 31, 2012 were as follows (in thousands):

2013	$555
2014	132
2015	132
2016	76
2017, and thereafter	120,075

$120,970

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

Warrants

Preferred Stock Warrants

The Company issued warrants to purchase up to an aggregate of 45,955 shares of Series C-1 redeemable convertible preferred stock warrants with an exercise price of $3.97 per share that, upon the closing of the IPO, were automatically converted into warrants to purchase an equivalent number of shares of common stock. All of these warrants were exercised for the underlying share amounts during the year ended December 31, 2010.

Common Stock Warrant

In addition to the warrants described above, in September 2008, the Company issued a warrant to purchase up to 116,551 shares of common stock at $8.58 per share in connection with the ORIX Loan. The warrant was exercised for the underlying share amounts during the quarter ended December 31, 2010.

11.  Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the IPO, the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). At the same time, an additional 333,333 shares of common stock were added to the share reserve.

The term of stock-based grants is up to 10 years, except that certain stock-based grants made after 2005 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically four years. On January 1, 2011 and 2012, 1,145,860 and 1,219,787 shares, respectively, were added to the 2009 Plan. At December 31, 2012, the Company had 1,064,334 shares of common stock available for issuance under the 2009 Plan.

Stock-based compensation expense recognized by the Company is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Stock options	$6,512	$2,394	$1,488
Restricted stock awards	—	60	105
Restricted stock units	8,510	4,747	1,415

Total recognized stock-based compensation expense	$15,022	$7,201	$3,008

Stock Options

The following table presents a summary related to stock options for the following periods:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	1,682,911	$11.82
Granted	625,350
Exercised	(667,056)
Forfeited	(166,859)

Balance, December 31, 2012	1,474,346	$23.50	8.01	$21,119,320

Vested at December 31, 2012	561,572	$9.26	6.69	$15,476,001

Exercisable at December 31, 2012	575,567	$9.09	6.68	$15,676,214

In 2012, 2011 and 2010, the Company granted stock options with a weighted-average grant date fair value of $36.05, $21.86 and $5.43, respectively. The intrinsic value of stock options exercised in 2012, 2011 and 2010 was $22.3 million, $59.3 million and $4.0 million, respectively, and cash received from stock options exercised was $2.5 million, $3.9 million and $0.8 million, respectively.

At December 31, 2012, unrecognized stock-based compensation expense, net of estimated forfeitures, relating to unvested stock options was $9.1 million which amount is scheduled to be recognized as stock-based compensation expense over a weighted average period of 1.45 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2012, stock-based compensation expense will be different from expectations.

The following table presents information about stock options outstanding at December 31, 2012:

		Options Outstanding			Options Vested
Range of Exercise Prices		Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual (Years)	Number Exerciseable	Weighted Average Exercise Price
$0.78	$1.32	1,833	$1.03	1.12	1,833	$1.03
$2.40	$2.40	401,454	2.40	6.20	387,459	2.40
$4.02	$25.30	307,340	13.22	7.86	84,071	9.92
$30.37	$38.96	359,919	37.46	9.47	15,101	33.39
$39.86	$40.48	403,800	39.97	8.66	73,108	40.09

$0.78	$40.48	1,474,346	$23.50	8.01	561,572	$9.26

Restricted Stock Units

The following table presents a summary of activity for the number of restricted stock units outstanding:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	367,315	$27.17
Granted	576,571	35.36
Vested	(208,679)	24.38
Forfeited	(86,908)	35.14

Balance, December 31, 2012	648,299	$34.39

During 2012, the Company granted 352,600 RSUs to certain officers and employees, which vest over four years following the date of grant, 16,003 RSUs to certain officers that were fully vested at the date of grant, 128,309 RSUs to certain employees that vest over three years following the date of grant and 4,925 RSUs to certain employees that vest over two years following the date of grant. In addition, the Company granted 12,234 RSUs to certain directors that vest quarterly through December 31, 2012 and 7,500 RSUs to a consultant that vest over one year. Also during 2012, the Company granted 55,000 performance stock units to certain officers, which vest on December 31, 2013, assuming the recipients satisfy the performance criteria of the awards. At December 31, 2012, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs was $10.1 million, which is scheduled to be recognized over a weighted average period of 1.30 years.

During 2011, the Company granted 134,153 RSUs to certain officers and directors and 87,450 RSUs to certain employees that vest over four years. In February 2011, the compensation committee approved a bonus plan that provided for the grant of RSUs to the Company’s executive officers with a fixed-dollar value of $0.6 million if the Company achieved certain performance metrics in 2011. These performance metrics were met. Upon the achievement of the performance metrics, the number of RSUs to be granted was determined by dividing $0.6 million by the average of the closing price of the Company’s common stock during the last thirty business days of 2011, and these RSUs were fully vested on the date of grant.

During 2010, the Company granted 99,998 RSUs to certain officers. These RSUs were settled in shares of common stock and vested in two equal annual installments following the date of grant. During 2010, the Company also granted an aggregate of 191,227 RSUs to certain employees and officers, which vest over four years following the date of grant. Also in the period, the Company granted an aggregate of 4,999 RSUs to certain directors, which vested immediately with the closing of the IPO. In addition, the Company granted 11,466 RSUs to certain directors that fully vested on December 31, 2010 and 500 RSUs to a consultant that vested immediately with the closing of the IPO.

Tax Benefits

Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of December 31, 2012, the Company’s APIC pool balance was $0.6 million.

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. For 2011, there was a reduction to the deferred tax asset related to tax benefits of employee stock option grants of $0.1 million related to forfeitures and exercises that resulted in a tax deduction less than previously recorded benefits based on the option value at the time of grant (shortfalls). Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets for the years ended December 31, 2012 and 2011 are $77.6 million and $60.2 million, respectively.

12.  Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through 2019. Rent expense was approximately $2.7 million, $2.1 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents future minimum lease payments under the non-cancelable operating leases (in thousands):

Operating Leases
Years Ending December 31:
2013	$2,255
2014	2,137
2015	2,019
2016	2,030
2017 and thereafter	4,261

Total future minimum lease payments	$12,702

Indemnifications and Contingencies

In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any claims related to indemnification obligations to date.

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

Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues:
United States	$94,781	$75,748	$51,238
EMEA	39,334	24,866	23,617
APAC	17,994	25,332	14,313
Other	12,733	12,118	6,455

Total Revenue	$164,842	$138,064	$95,623

	December 31, 2012	December 31, 2011
Long-Lived Assets, net
United States	$19,676	$7,547
EMEA	615	269
APAC	158	154
Other	451	596

Total Long-Lived Assets, net	$20,900	$8,566

14.    401(k) Defined Contribution Plan

The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. The Company has a 401(k) plan covering all eligible employees. Beginning January 1, 2012, the Company matches a portion of the employees’ eligible contributions according to the 401(k) plan document. Matching contributions to the plan during the year ended December 31, 2012 were $1.2 million.

15.  Quarterly Financial Data (Unaudited) (in thousands, except per share data):

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total Revenues	$38,343	$40,516	$40,174	$45,809
Gross profit	30,271	32,195	32,449	37,441
Income from operations	4,909	5,576	6,476	8,443
Net income attributable to BroadSoft, Inc.	1,701	2,356	3,140	4,879
Net income per share:
Basic	0.06	0.09	0.11	0.18
Diluted	0.06	0.08	0.11	0.17

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total Revenues	$29,654	$32,179	$35,680	$40,551
Gross profit	23,824	25,948	29,601	33,717
Income from operations	4,138	5,645	9,164	8,489
Net income attributable to BroadSoft, Inc.	3,695	15,791	7,345	5,466
Net income per share:
Basic	0.14	0.59	0.27	0.20
Diluted	0.13	0.57	0.26	0.19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears on page 67 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

The information required to be disclosed by Item 201(d) of Regulation S-K regarding equity securities authorized for issuance under our equity incentive plans is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 66.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Amounts Charged to Operations (1)	Deductions (2)	Additions Acquired from Business Combinations	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2010	169	—	(131)	—	38
Year Ended December 31, 2011	38	56	(40)	—	54
Year Ended December 31, 2012	54	718	(633)	—	139

Allowance for deferred tax assets:
Year Ended December 31, 2010	37,133	—	(3,634)	—	33,499
Year Ended December 31, 2011	33,499	(8,946)	(22,979)	2,131	3,705
Year Ended December 31, 2012	3,705	1,853	—	—	5,558

(1)	Amount represents charges to bad debt and increase to or (release of) our valuation allowance.
(2)	Amount represents recoveries of accounts receivable previously charged to the allowance and utilization NOL’s against valuation allowance.

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

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ MICHAEL TESSLER Michael Tessler	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/S/ JAMES A. THOLEN James A. Tholen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/S/ JOHN D. MARKLEY, JR	Director and Chairman of the Board	February 27, 2013
John D. Markley, Jr.

/S/ JOHN J. GAVIN, JR	Director	February 27, 2013
John J. Gavin, Jr.

/S/ DOUGLAS L. MAINE	Director	February 27, 2013
Douglas L. Maine

/S/ PAUL MAGELLI	Director	February 27, 2013
Paul Magelli

/S/ DAVID BERNARDI	Director	February 27, 2013
David Bernardi

/S/ CHARLES L. ILL, III	Director	February 27, 2013
Charles L. Ill, III

Exhibit Index

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement by and between Casabi, Inc. and BroadSoft Casabi, LLC, dated as of October 12, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Stock Certificate evidencing shares of common stock.

4.2(5)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3(6)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4(7)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5(8)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6(9)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

4.7(10)	Indenture, dated as of June 20, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.

4.8(11)	Form of Note representing the Registrant’s 1.50% Convertible Senior Notes due 2018.

10.1*(12)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2*(13)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3*(14)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.4*(15)	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.5*(16)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6*(17)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7* (18)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

10.8(19)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.9*(20)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.10(21)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.11(22)	BroadSoft, Inc. Non-Employee Director Compensation Policy.

10.12*^(23)	BroadSoft, Inc. 2012 Executive Bonus Plan

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL#	Instance Document

101.SCH XBRL#	Taxonomy Extension Schema

101.CAL XBRL#	Taxonomy Extension Calculation Linkbase

101.DEF XBRL#	Taxonomy Extension Definition Linkbase

101.LAB XBRL#	Taxonomy Extension Label Linkbase

101.PRE XBRL#	Taxonomy Extension Presentation Linkbase

(1)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on October 29, 2010 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.
(3)	Filed as exhibit 3.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(5)	Filed as exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(6)	Filed as exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(7)	Filed as exhibit 4.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(8)	Filed as exhibit 4.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(9)	Filed as exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.
(10)	Filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.
(11)	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.
(12)	Filed as exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(13)	Filed as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(14)	Filed as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(15)	Filed as exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2011 and incorporated by reference herein.
(16)	Filed as exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(17)	Filed as exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(18)	Filed as exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(19)	Filed as exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(20)	Filed as exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.
(21)	Filed as exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on April 16, 2010 and incorporated herein by reference.
(22)	Filed as exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.
(23)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement.
^	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.