Form 10-Q
period 2013-03-31
BROADSOFT, INC.
filed 2013-05-06
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on May 2, 2013, was 28,039,315.

BroadSoft, Inc.

Part I. Financial Information

Item 1. Financial Statements

BroadSoft, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$92,487	$90,545
Short-term investments	74,893	73,075
Accounts receivable, net of allowance for doubtful accounts of $141 and $139 at March 31, 2013 and December 31, 2012, respectively	42,124	48,980
Deferred tax assets	3,529	3,732
Other current assets	10,883	10,796

Total current assets	223,916	227,128

Long-term assets:
Property and equipment, net	7,647	7,361
Long-term investments	37,435	30,102
Restricted cash	584	584
Intangible assets, net	10,410	11,247
Goodwill	37,250	37,529
Other long-term assets	19,486	12,955

Total long-term assets	112,812	99,778

Total assets	$336,728	$326,906

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$12,704	$15,686
Notes payable and bank loans, current portion	539	555
Deferred revenue, current portion	56,100	49,368

Total current liabilities	69,343	65,609
Convertible senior notes	87,689	86,451
Notes payable and bank loans	402	414
Deferred revenue	3,480	11,781
Other long-term liabilities	1,477	1,416

Total liabilities	162,391	165,671

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at March 31, 2013 and December 31, 2012; 28,023,873 and 27,913,471 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	280	279
Additional paid-in capital	224,124	208,073
Accumulated other comprehensive loss	(3,641)	(3,008)
Accumulated deficit	(46,426)	(44,109)

Total stockholders’ equity	174,337	161,235

Total liabilities and stockholders’ equity	$336,728	$326,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Revenue:
License software	$20,842	$21,265
Subscription and maintenance support	15,185	12,373
Professional services and other	3,598	4,705

Total revenue	39,625	38,343
Cost of revenue:
License software	2,460	2,221
Subscription and maintenance support	4,613	3,388
Professional services and other	2,693	2,463

Total cost of revenue	9,766	8,072

Gross profit	29,859	30,271

Operating expenses:
Sales and marketing	13,729	11,072
Research and development	12,368	8,476
General and administrative	7,519	5,814

Total operating expenses	33,616	25,362

(Loss) Income from operations	(3,757)	4,909

Other expense (income):
Interest income	(114)	(117)
Interest expense	1,789	1,696

Total other expense, net	1,675	1,579

(Loss) Income before income taxes	(5,432)	3,330
(Benefit from) provision for income taxes	(3,115)	1,629

Net (loss) income	$(2,317)	$1,701

Net (loss) income per common share:
Basic	$(0.08)	$0.06
Diluted	$(0.08)	$0.06
Weighted average common shares outstanding:
Basic	27,974	27,235
Diluted	27,974	28,234
Stock-based compensation expense included above:
Cost of revenue	$997	$408
Sales and marketing	2,758	1,137
Research and development	2,878	799
General and administrative	1,911	847

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net (loss) income	$(2,317)	$1,701
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(630)	47
Unrealized (loss) gain on investments	(3)	35

Total other comprehensive (loss) income, net of tax	(633)	82

Comprehensive (loss) income	$(2,950)	$1,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share data)

					Accumulated
	Total	Common Stock Par		Additional	Other
	Stockholders’	Value $0.01 Per Share		Paid-in	Comprehensive	Accumulated
	Equity	Shares	Amount	Capital	Loss	Deficit
Balance December 31, 2012	$161,235	27,913	$279	$208,073	$(3,008)	$(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(938)	111	1	(939)	—	—
Stock-based compensation expense	8,544	—	—	8,544	—	—
Tax windfall benefits on exercises of stock options	8,446	—	—	8,446	—	—
Foreign currency translation adjustment	(630)	—	—	—	(630)	—
Unrealized loss on investments	(3)	—	—	—	(3)	—
Net loss	(2,317)	—	—	—	—	(2,317)

Balance March 31, 2013	$174,337	28,024	$280	$224,124	$(3,641)	$(46,426)

Balance December 31, 2011	$133,243	27,106	$271	$191,714	$(2,557)	$(56,185)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	385	389	4	381	—	—
Stock-based compensation expense	3,191	—	—	3,191	—	—
Foreign currency translation adjustment	47	—	—	—	47	—
Unrealized gain on investments	35	—	—	—	35	—
Net income	1,701	—	—	—	—	1,701

Balance March 31, 2012	$138,602	27,495	$275	$195,286	$(2,475)	$(54,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,317)	$1,701
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,623	1,122
Amortization of software licenses	714	455
Stock-based compensation expense	8,544	3,191
Provision for doubtful accounts	31	—
(Benefit from) provision for deferred income taxes	(2,234)	1,357
Tax windfall benefits from stock option exercises	(8,446)	—
Non-cash interest expense on convertible senior notes	1,339	1,242
Other	—	(30)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,824	6,404
Other current and long-term assets	3,451	(8,081)
Accounts payable, accrued expenses and other long-term liabilities	(3,061)	(5,311)
Current and long-term deferred revenue	(1,569)	(5,504)

Net cash provided by (used in) operating activities	4,899	(3,454)

Cash flows from investing activities:
Purchases of property and equipment	(1,111)	(978)
Purchases of marketable securities	(41,620)	(36,656)
Proceeds from maturities of marketable securities	32,469	36,334

Net cash used in investing activities	(10,262)	(1,300)

Cash flows from financing activities:
Proceeds from the exercise of stock options	168	948
Taxes paid on vesting of RSUs	(1,106)	(1,129)
Tax windfall benefits from stock option exercises	8,446	—
Notes payable and bank loans - payments	—	(376)

Net cash provided by (used in) financing activities	7,508	(557)

Effect of exchange rate changes on cash and cash equivalents	(203)	94

Net increase (decrease) in cash and cash equivalents	1,942	(5,217)
Cash and cash equivalents, beginning of period	90,545	94,072

Cash and cash equivalents, end of period	$92,487	$88,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications and other voice and multimedia services over their Internet protocol-based networks. The Company’s core communications platform consists of three offerings: BroadWorks, BroadCloud and BroadTouch.

2.	Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Recent Accounting Pronouncements

In 2013, FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on the Company’s financial position, results of operations or cash flows.

In February 2013, FASB issued a new accounting standard requiring disclosure of items reclassified from other comprehensive income (loss) to net income. This guidance is effective for periods beginning after December 15, 2012 and early application is permitted. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

3.	Investments and Fair Value Disclosures

Investments in Marketable Securities

Marketable securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s balance sheet as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent temporary changes in the fair value of the investment, reflected in accumulated other comprehensive income, a separate component of stockholders’ equity (deficit). The Company’s primary objective when investing excess cash is preservation of principal. The following table summarizes the Company’s investments:

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2013
	Contracted Maturity	Carrying Value
		(in thousands	)
Money market funds	demand	$54,026

Total cash equivalents		$54,026

U.S. agency notes	76 - 277 days	$21,526
Commercial paper	2 - 306 days	28,978
Corporate bonds	5 - 299 days	24,389

Total short-term investments		$74,893

U.S. agency notes	472 - 717 days	$26,617
Corporate bonds	408 - 593 days	10,818

Total long-term investments		$37,435

Fair Value

The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit *	$54,610	$54,610	$63,795	$63,795
Short and long-term investments	112,328	112,328	103,177	103,177

Total assets	$166,938	$166,938	$166,972	$166,972

*	Does not include $38.5 million and $27.4 million of operating cash balances as of March 31, 2013 and December 31, 2012, respectively.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classification levels during the periods. The following tables summarize the values (in thousands):

	March 31, 2013	Level 1	Level 2	Level 3
Money market funds	$54,026	$54,026	$—	$—
Certificates of deposit	584	584	—	—

Total cash equivalents and certificates of deposit	54,610	54,610	—	—

U.S. agency notes	48,143	—	48,143	—
Commercial paper	28,978	—	28,978	—
Corporate bonds	35,207	—	35,207	—

Total investments	112,328	—	112,328	—

Total cash equivalents, certificates of deposit and investments	$166,938	$54,610	$112,328	$—

	December 31, 2012	Level 1	Level 2	Level 3
Money market funds	$63,189	$63,189	$—	$—
Certificates of deposit	606	606	—	—

Total cash equivalents and certificates of deposit	63,795	63,795	—	—

U.S. agency notes	43,767	—	43,767	—
Commercial paper	27,489	—	27,489	—
Corporate bonds	31,921	—	31,921	—

Total investments	103,177	—	103,177	—

Total cash equivalents, certificates of deposit and investments	$166,972	$63,795	$103,177	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March, 2013 and 2012, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
License software	$15,600	$18,375
Subscription and maintenance support	37,351	35,853
Professional services and other	6,629	6,921

Total	$59,580	$61,149

Current portion	$56,100	$49,368
Non-current portion	3,480	11,781

Total	$59,580	$61,149

5.	Software Licenses

The Company was previously party to an agreement that provided the Company the right to distribute certain third-party software on a per-user basis up to 35,000,000 licenses over a four-year period for $6.4 million. The arrangement required the Company to pay a per-user license fee for licenses distributed in excess of 35,000,000. The cost was amortized to cost of revenue over a 3.5 year period ended May 2012, based on the greater of actual usage or the straight line method.

In 2011, the Company entered into a new agreement that provides the Company the right to distribute this third-party software on an unlimited basis through May 2016 at a total cost of $10.2 million. To the extent billed license revenue over a four-year period exceeds $460 million, the Company would be required to pay additional fees. The additional cost of $10.2 million is being amortized to cost of revenue over the four-year period beginning in June 2012 (the expiration of the previous agreement), based on the straight line method.

Amortization expense related to these agreements was approximately $0.7 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the Notes for redemption. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of March 31, 2013, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.

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

The fair value of the Notes as of March 31, 2013 and December 31, 2012 was $121.9 million and $135.8 million, respectively. The carrying amount of the equity component of the Notes was $32.3 million at March 31, 2013. The unamortized offering costs at March 31, 2013 were $2.1 million which is being amortized as interest expense through the July 2018 maturity date of the Notes. The remaining $1.4 million of offering costs were allocated to the equity component.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	March 31, 2013	December 31, 2012
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(32,311)	(33,549)

Net carrying amount of convertible debt	$87,689	$86,451

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual interest expense	$450	$450
Amortization of debt issuance costs	101	101
Accretion of debt discount	1,238	1,141

Net interest expense	$1,789	$1,692

Installment Loans

In May 2008, the Company amended a software license and maintenance agreement that provided the Company the right to distribute third party software for a one-time fee of approximately $6.4 million. The agreement was financed with an installment bank loan with an effective interest rate of 4.0%. The loan provided for a payment of $0.4 million at loan inception and scheduled principal repayments of $0.4 million each quarter commencing July 1, 2008, with the final payment due on April 1, 2012. At March 31, 2012, the loan was paid in full.

In connection with the acquisition of Movial Applications, Inc. in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are determined on a per project basis, and the interest rate on each loan is variable, which is currently three percent. As of March 31, 2013 and 2012, the aggregate balance of the loans was $0.9 million and $1.0 million, respectively.

Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at March 31, 2013, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate maturities of borrowings as of March 31, 2013 were as follows (in thousands):

2013	$539
2014	128
2015	128
2016	73
2017, and thereafter	120,073

$120,941

7.	Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). On January 1, 2012 and 2013, 1,219,787 and 1,250,000 shares, respectively, were added to the 2009 Plan. At March 31, 2013, the Company had 553,807 shares of common stock available for issuance under the 2009 Plan.

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$2,410	$1,389
Restricted stock units	5,442	1,802
Performance stock units	692	—

Total recognized stock-based compensation expense	$8,544	$3,191

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	1,474,346	$23.50
Granted	80,930
Exercised	(50,833)
Forfeited	(31,758)

Balance, March 31, 2013	1,472,685	$24.69	7.88	$12,476,513

Vested at March 31, 2013	583,150	$11.81	6.34	$10,133,063
Exercisable at March 31, 2013	589,797	$11.71	6.34	$8,707,609

The Company granted 80,930 stock options during the three months ended March 31, 2013 and 92,500 stock options during the three months ended March 31, 2012. For the three months ended March 31, 2013 and March 31, 2012, the intrinsic value of stock options exercised was $1.6 million and $3.2 million, respectively, and cash received from stock options exercised was $0.2 million and $0.9 million, respectively. At March 31, 2013, unrecognized stock-based compensation expense related to unvested options was $9.0 million, which is scheduled to be recognized over a weighted average period of 1.38 years.

Restricted Stock Units

The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“Performance Stock Awards” or PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	638,299	$34.22
Granted	1,386,295	32.52
Vested	(95,978)	31.76
Forfeited	(20,325)	34.32

Balance, March 31, 2013	1,908,291	$33.11

During the three months ended March 31, 2013, the Company granted 1,378,448 RSUs to certain officers and employees, which vest over four years following the vesting commencement date, and granted 7,847 RSUs to certain directors that vest quarterly through December 31, 2013. During the three months ended March 31, 2012, the Company granted an aggregate of 311,100 RSUs to certain officers and employees, which vest over four years following the vesting commencement date and 16,003 RSUs to certain officers that were fully vested at the date of grant. In addition during such three month period, the Company granted 12,234 RSUs to certain directors that vested in equal quarterly installments through December 31, 2012. At March 31, 2013, unrecognized stock-based compensation expense related to unvested RSUs was $43.0 million, which is scheduled to be recognized over a weighted average period of 1.88 years.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Performance Stock Units

The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	10,000	$39.86
Granted	382,500	28.72
Vested	—	—
Forfeited	—	—

Balance, March 31, 2013	392,500	$29.00

During the three months ended March 31, 2013, the Company granted 382,500 PSUs to certain officers, which vest over four years, subject to the satisfaction of performance conditions based upon the trading price of our common stock. At March 31, 2013, unrecognized stock-based compensation expense related to unvested PSUs was $8.5 million, which is scheduled to be recognized over a weighted average period of 2.06 years.

Tax Benefits

As of March 31, 2013, the balance of the Company’s additional paid-in capital pool related to tax windfall benefits from stock option exercises was $9.0 million.

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $55.5 million and $77.6 million at March 31, 2013 and December 31, 2012, respectively.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The effective tax rate was 58.1% and 48.9% for the three months ended March 31, 2013 and 2012, respectively. Our provision for income taxes differs from the computed statutory rate in the United States due primarily to disallowed stock compensation expense deductions and a valuation allowance in certain foreign jurisdictions. For the three months ended March 31, 2013 and 2012 the Company had a benefit from income taxes of $3.1 million and a provision for income taxes of $1.6 million, respectively.

During the three months ended March 31, 2013, the Company recorded an $8.2 million tax windfall benefit that has the effect of reducing taxes payable and increasing additional paid-in capital based on our expected utilization of excess income tax benefits in the year from the settlement of employee stock based awards.

As of March 31, 2013, the Company had U.S. net operating loss carryforwards of approximately $88.2 million, foreign net operating loss carryforwards of approximately $19.4 million, and domestic and foreign research and experimentation tax credit carryforwards of $3.7 million. Certain net operating losses expire in 2014, although the Company expects to utilize them prior to their expiration. The earliest net operating loss with a deferred tax asset established expires in 2019. The utilization of domestic and foreign net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes, including as a result of acquisitions, as provided by the local tax law. The Company has not recorded a deferred tax liability for undistributed earnings of $2.9 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

10.	Income per share data

Basic income per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, RSUs and convertible securities were exercised or converted into common stock.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net (loss) income represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net (loss) income	$(2,317)	$1,701
Weighted average basic common shares outstanding	27,974	27,235
Dilutive effect of stock-based awards	NA	999

Weighted average diluted common shares outstanding	27,974	28,234

(Loss) earnings per share:
Basic	$(0.08)	$0.06
Diluted	$(0.08)	$0.06

NA – Not applicable because the effect was anti-dilutive given the Company’s losses during the period.

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the conversion feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s losses for this period. For the three months ended March 31, 2012, certain stock options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the period. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was 1,658,837 and 419,594 for the three months ended March 31, 2013 and 2012, respectively.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
United States	$23,056	$25,829
EMEA	10,104	5,746
APAC	4,786	5,053
Other	1,679	1,715

Total Revenue	$39,625	$38,343

	March 31, 2013	December 31, 2012
Long-Lived Assets, net
United States	$26,188	$19,676
EMEA	685	615
APAC	254	158
Other	590	451

Total Long-Lived Assets, net	$27,717	$20,900

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on February 27, 2013.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Overview

We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications and other voice and multimedia services over their Internet protocol, or IP, based networks. Our core communications platform consists of three offerings:

BroadWorks

Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of hosted communications offerings, such as hosted PBX (also referred to as hosted IP Centrex), voice and video calling, SIP Trunking, voice and video mail, call center and audio conferencing, as well as 4G or LTE offerings. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control, voice, video and messaging communications through a service provider’s IP-based network. We enable carriers to offer these Unified Communications, or UC, services across their broadband and wireless networks to a broad range of smartphones, tablets, laptops and other end user devices. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.

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

BroadCloud

We provide UC offerings such as web collaboration, video conferencing, instant messaging, or IM, and presence. BroadCloud “cloud” services are offerings hosted and/or managed by us, and resold by service providers under their brand. In addition, we introduced “BroadCloud PBX” which provides to our service provider customers many of the BroadWorks hosted PBX features and functions but accessed by the service providers through a service offering hosted and managed by us. The key objectives of providing these services from our own BroadCloud network include expediting our service provider customers’ time to market, while enabling the service provider to brand such UC applications. We also offer our BroadCloud PBX and web collaboration services directly to enterprises. Typically, we are paid a monthly recurring fee for providing BroadCloud services. Although we do not derive a material portion of our revenues from BroadCloud services, we believe there is a growing acceptance by service providers of BroudCloud-type service offerings. We also believe that our BroadCloud offerings enable us to expand our revenue opportunities with our customers.

BroadTouch

BroadTouch client communications applications allow service providers to put the power of voice, video and our other UC services in the hands of the end-user across a broad array of smartphone, tablet, laptop and other end user devices.

With our UC-One offering, a set of bundled UC services that combines the power of BroadWorks, BroadTouch and BroadCloud enabled-Unified Communications into a seamless and consistent end-user experience, service providers can offer their customers the ability to communicate using one familiar user interface from any of the user’s devices, simplifying access to a fully integrated UC experience including voice, video, messaging, conferencing and collaboration. Our UC-One offerings are optimized for a range of broadband, WiFi and 3G, 4G and mobile networks.

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

•

Assisting our current service provider customers to sell more of their currently-deployed BroadWorks, BroadCloud and BroadTouch offerings. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

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

During the remainder of 2013, we expect to continue to address what we see as the trend towards cloud-based and hosted communications. We expect to continue to grow our strategic investments in research and development and increase headcount in 2013 to support our product offerings, including with respect to both existing products and future products and services, such as products focused on our hosted Unified Communications and our consumer VoLTE offerings, and increase our go-to-market efforts. We plan to continue to invest in BroadCloud PBX, our cloud-based PBX offering, which permits our service providers to offer BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users. We expect that the investment in new and existing personnel will continue to result in increased operating expenses for the remainder of 2013, but that such expenses will likely begin to decrease as a percent of total revenue in future years.

During the remainder of 2013, we believe that converged and mobile operators will continue to seek UC solutions to deliver to their enterprise customer base. Our UC-One platform, which we introduced in October 2012, seeks to address this evolution and allows service providers to rapidly and efficiently deliver a UC experience regardless of end user device and whether or not the end user has fixed line or wireless access. Recognizing the importance of mobile, we have architected mobility into our solutions and products and have made integrating with existing mobile networks simple and a core competency of our platform. We have optimized our client, cloud and software solutions to enable mobility in all of our services, across a wide range of devices.

In the quarter ended March 31, 2013 we saw, and for the remainder of 2013 we expect to continue to see, our enterprise-based applications business grow more quickly than our consumer applications. This is driven by both increasing market acceptance of hosted Unified Communications, as well as the transition by service providers in their investment in consumer IP networks from their fixed line offerings to LTE. We continue to believe that we will have the opportunity for renewed growth in our consumer business once service providers begin to deploy VoLTE, which we believe could begin as early as 2014.

Management also analyzes trends with respect to revenue plus net change in deferred revenue, as we believe this metric is a key indicator of growth and performance of our business and reflects the level of selling activity in any particular time frame. We expect to continue to experience growth in revenue, driven by the growth of existing BroadWorks-based applications, the deployment of new BroadWorks applications and the adoption of BroadCloud PBX. We expect growth in revenue to continue to substantially come from our existing customers in 2013, and we will continue to target new customers as well. We have increasingly focused our selling efforts on our existing customers by, for example, increasing our go-to-market assistance to such service providers to help them accelerate the growth of their UC offerings.

Key Financial Highlights

Some of our key GAAP financial highlights for the quarter ended March 31, 2013 include:

•	Total revenue increased by $1.3 million, or 3%, to $39.6 million, compared to $38.3 million in the quarter ended March 31, 2012;

•	Gross profit decreased to $29.9 million, or 75% of revenue, compared to $30.3 million, or 79% of revenue in the quarter ended March 31, 2012;

•	Loss from operations was $3.8 million, compared to income of $4.9 million in the quarter ended March 31, 2012;

•	Net loss was $2.3 million, compared to net income of $1.7 million for the quarter ended March 31, 2012;

•	Net loss per diluted share was $0.08 per share compared to net income per diluted share of $0.06 per share in the quarter ended March 31, 2012;

•	Revenue plus net change in deferred revenue increased by 16% to $38.1 million, compared to $32.8 million in the quarter ended March 31, 2012;

•	Deferred revenue decreased by $1.6 million, compared to a decrease of $5.5 million in the quarter ended March 31, 2012; and

•	Cash provided by operating activities was $4.9 million, compared to cash used in operating activities of $3.5 million in the quarter ended March 31, 2012.

Some of our key non-GAAP financial highlights for the quarter ended March 31, 2013 include:

•	Non-GAAP gross profit increased to $31.7 million, or 80% of revenue, compared to $31.2 million, or 81% of revenue in the quarter ended March 31, 2012;

•	Non-GAAP income from operations decreased to $5.6 million, or 14% of revenue, compared to $8.7 million, or 23% of revenue, in the quarter ended March 31, 2012;

•	Non-GAAP net income decreased to $5.1 million, or 13% of revenue, compared to $8.2 million, or 21% of revenue, in the quarter ended March 31, 2012; and

•	Non-GAAP net income per diluted share decreased to $0.18 per common share, compared to $0.29 per common share in the quarter ended March 31, 2012.

For a discussion of these non-GAAP financial measures and a reconciliation of GAAP and non-GAAP financial results, please refer to “Non-GAAP Financial Measures” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Components of Operating Results

Revenue

We derive our revenue primarily from the sale of license software, subscription and maintenance support, and professional services and other. We recognize revenue when all revenue recognition criteria have been met in accordance with revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue consists of the following:

License software. We derive license software revenue from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of March 31, 2013, our deferred license software revenue balance was $15.6 million, the current portion of which was $15.1 million.

Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and, to a lesser extent, from subscriptions related to our delivery of BroadCloud services.

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

Under our BroadCloud subscriptions, we are paid a recurring fee typically calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly or annually in advance based on the terms of the arrangement and the usage fee is billed one month in arrears.

Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of March 31, 2013, our deferred subscription and maintenance support revenue balance was $37.4 million, the current portion of which was $34.4 million.

Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of March 31, 2013, our deferred professional services and other revenue balance was $6.6 million, all of which was current.

Cost of Revenue

Our total cost of revenue consists of the following:

•

Cost of license software revenue. A majority of the cost of license software revenue consists of amortization of acquired technology, personnel-related expenses, and royalties paid to third parties whose technology or products are sold as part of BroadWorks. A significant amount of the royalty fees are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense per quarter, which increased beginning in June 2012 as a result of a third-party license agreement executed in 2011. Such costs are expensed ratably over the time period of the contract.

•

Cost of subscription and maintenance support revenue. Cost of subscription and maintenance support revenue consists primarily of personnel-related expenses and other direct costs associated with the support, maintenance and implementation of our software licenses and BroadCloud services, including maintenance and support expenses due to our use of third party software, amortization of acquired technology and operating and depreciation expenses associated with the delivery of BroadCloud services. Personnel-related expenses include salaries, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

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

Gross Profit

Gross profit is the calculation of total revenue minus cost of revenue. Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including:

•

Mix of license software, subscription and maintenance support and professional services and other revenue. We generate higher gross margins on license software revenue compared to subscription and maintenance support or professional services and other revenue.

•

Growth or decline of license software revenue. A significant portion of cost of license software revenue is fixed and is expensed in the period in which it is incurred. This cost consists primarily of royalty fees to our embedded database provider and amortization of acquired technology. If license software revenue increases, these fixed fees will decline as a percentage of revenue. If license software revenue declines, these fixed fees will increase as a percentage of revenue.

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

Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning of period deferred revenue balance	$61,149	$57,136
End of period deferred revenue balance	59,580	51,631

Decrease in deferred revenue	(1,569)	(5,505)
Revenue	39,625	38,343

Revenue plus net change in deferred revenue	$38,056	$32,838

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew to 625 employees at March 31, 2013 from 611 employees at December 31, 2012, and we expect to continue to hire new employees to support our anticipated growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. In the first quarter of 2013, sales and marketing expenses grew as a percentage of revenue compared with 2012, and we expect that in the remainder of 2013, sales and marketing expenses will as a percentage of total revenue continue to be above such percentages in the corresponding periods of 2012. Over the long term, we expect sales and marketing expenses to grow but to decrease as a percentage of total revenue as sales grow.

Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future, but over the long-term to decrease as a percentage of total revenue as sales grow. In the first quarter of 2013, research and development expenses grew as a percentage of revenue compared with 2012, and we expect that in the remainder of 2013, research and development expenses will as a percentage of total revenue continue to be above such percentages in the corresponding periods of 2012. Over the long term, we expect research and development expenses to grow but to decrease as a percentage of total revenue as sales grow.

General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. In the first quarter of 2013, general and administrative expenses grew as a percentage of revenue compared with 2012, and we expect that in the remainder of 2013, general and administrative expenses will as a percentage of total revenue continue to be above such percentages in the corresponding periods of 2012. Over the long term, we expect general and administrative expenses to grow but to decrease as a percentage of total revenue as sales grow.

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. Generally, stock-based compensation has been the fastest growing component of our employee-related expenses, and we expect this trend to continue. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended March 31, 2013 and 2012, we recorded stock-based compensation expense of $8.5 million and $3.2 million, respectively.

Based on stock options and other equity awards outstanding as of March 31, 2013, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $60.5 million over a weighted average period of approximately 1.83 years.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to the 1.50% convertible senior notes due in 2018, or Notes, and our installment bank loan with Bank of America Leasing and Capital, LLC.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses.

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board, or FASB, issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

In February 2013, FASB issued a new accounting standard requiring disclosure of items reclassified from other comprehensive income (loss) to net income. This guidance is effective for periods beginning after December 15, 2012 and early application is permitted. The adoption of this standard did not have a significant impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$20,842	53%	$21,265	55%	$(423)	(2)%
Subscription and maintenance support	15,185	38	12,373	32	2,812	23
Professional services and other	3,598	9	4,705	13	(1,107)	(24)

Total revenue	$39,625	100%	$38,343	100%	$1,282	3%

Revenue by Geography:
Americas	$24,735	62%	$27,544	72%	$(2,809)	(10)%
EMEA	10,104	25	5,746	15	4,358	76
APAC	4,786	13	5,053	13	(267)	(5)

Total revenue	$39,625	100%	$38,343	100%	$1,282	3%

Total revenue for the three months ended March 31, 2013 increased by 3%, or $1.3 million, to $39.6 million, compared to the same period in 2012. This growth was driven by a 23% increase in subscription and maintenance support revenue, which was partially offset by a 2% decrease in license software revenue and a 24% decrease in professional services and other revenue. Deferred revenue decreased by $1.6 million for the three months ended March 31, 2013, compared to a decrease of $5.5 million for the same period in 2012.

Revenue from the Americas for the three months ended March 31, 2013 decreased by 10%, or $2.8 million, to $24.7 million compared to the same period in 2012. The decrease in the Americas revenue for the three months ended March 31, 2013 was primarily due to a decrease in consumer applications software license sales that was partially offset by growth in hosted UC software license sales, and related maintenance and contributions from our BroadCloud platform. Europe, Middle East and Africa, or EMEA, revenue for the three months ended March 31, 2013 increased 76%, or $4.4 million, to $10.1 million compared to the same period in 2012. The increase in EMEA revenue for the three months ended March 31, 2013 was primarily due to growth in software license sales and related maintenance support, particularly our hosted UC and consumer applications, and the recognition of revenue related to hosted UC applications and BroadTouch pursuant to an arrangement that had been deferred in prior quarters. Asia Pacific, or APAC, revenue for the three months ended March 31, 2013 decreased by 5%, or $0.3 million, to $4.8 million compared to the same period in 2012. The decrease in APAC revenue for the three months ended March 31, 2013 was primarily due to an increase in certain software orders during the quarter that did not meet the criteria for revenue recognition, and as a result, the associated revenue was deferred.

License Software

License software revenue for the three months ended March 31, 2013 was $20.8 million, as compared to $21.3 million in the same period of 2012. License software revenue for the three months ended March 31, 2013 reflected strong growth in sales of software licenses in EMEA, offset by a decrease in license software sales in the Americas and APAC. Deferred license software revenue decreased by $2.8 million for the three months ended March 31, 2013, compared to a decrease of $6.2 million for the same period in 2012.

Subscription and Maintenance Support

Subscription and maintenance support revenue for the three months ended March 31, 2013 increased by 23%, or $2.8 million, to $15.2 million. The increase in subscription and maintenance support revenue for the three months ended March 31, 2013 was the result of growth in our installed base of customers who purchase maintenance support and subscription revenue which increased 112% from the same period in 2012. Deferred subscription and maintenance support revenue increased by $1.5 million for the three months ended March 31, 2013, compared to a $2.0 million increase for the same period in 2012.

Professional Services and Other

Professional services and other revenue for the three months ended March 31, 2013 decreased by 24%, or $1.1 million to $3.6 million, compared to the same period in 2012. The decrease in professional services and other revenue for the three months ended March 31, 2013 was primarily due to the recognition of revenue in the three months ended March 31, 2012 on an order that had been deferred in prior quarters. Deferred professional services and other revenue decreased by $0.3 million for the three months ended March 31, 2013, compared to a $1.3 million decrease for the same period in 2012.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,460	12%	$2,221	10%	$239	11%
Subscription and maintenance support	4,613	30	3,388	27	1,225	36
Professional services and other	2,693	75	2,463	52	230	9

Total cost of revenue	$9,766	25%	$8,072	21%	$1,694	21%

Gross Profit:
License software	$18,382	88%	$19,044	90%	$(662)	(3)%
Subscription and maintenance support	10,572	70	8,985	73	1,587	18
Professional services and other	905	25	2,242	48	(1,337)	(60)

Total gross profit	$29,859	75%	$30,271	79%	$(412)	(1)%

For the three months ended March 31, 2013, gross margin decreased to 75% of revenue, compared to 79% for the same period in 2012, and our gross profit decreased by 1%, or $0.4 million, to $29.9 million. We experienced an increase of 18% in subscription and maintenance support gross profit, which was partially offset by a decrease of 3% in license software gross profit and a decrease of 60% in professional services and other gross profit for the three months ended March 31, 2013. The total gross profit decline was primarily due to the increases in the cost of revenue.

For the three months ended March 31, 2013, license software gross margin decreased to 88% as compared to 90% in the same period in 2012, and license software gross profit decreased by 3% to $18.4 million. License software cost of revenue increased by 11% to $2.5 million for the three months ended March 31, 2013. This increase was primarily due to an increase of $0.3 million in personnel-related costs driven by an increase in headcount.

For the three months ended March 31, 2013, subscription and maintenance support gross margin decreased to 70% compared to 73% for the same period in 2012. Our subscription and maintenance support gross profit increased by 18% to $10.6 million. Subscription and maintenance support cost of revenue increased by 36% to $4.6 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $0.6 million in personnel-related costs driven by an increase in headcount and compensation adjustments, a $0.3 million increase in amortization of acquired intangibles and a $0.2 million increase in royalties paid for third-party software. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.

For the three months ended March 31, 2013, professional services and other gross margin decreased to 25% compared to 48% for the same period in 2012. Our professional services and other gross profit decreased by 60% to $0.9 million. Professional services and other cost of revenue increased by 9% to $2.7 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in professional services and other support cost of revenue was mainly due to an increase of $0.4 million in personnel-related costs driven by an increase in headcount and compensation increases.

Operating Expenses

	Three Months Ended March 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$13,729	35%	$11,072	29%	$2,657	24%
Research and development	12,368	31	8,476	22	3,892	46
General and administrative	7,519	19	5,814	15	1,705	29

Total operating expenses	$33,616	85%	$25,362	66%	$8,254	33%

Sales and Marketing. Sales and marketing expense increased by 24%, or $2.7 million, to $13.7 million for the three months ended March 31, 2013. This increase was primarily due to an increase of $2.5 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $1.6 million related to stock-based compensation expense.

Research and Development. Research and development expense increased by 46%, or $3.9 million, to $12.4 million for the three months ended March 31, 2013. This increase was primarily due to an increase of $3.8 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $2.1 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, as well as the impact of the acquisitions we made during 2012.

General and Administrative. General and administrative expense increased by 29%, or $1.7 million, to $7.5 million for the three months ended March 31, 2013. This increase was primarily due to an increase of $1.5 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $1.1 million was related to stock-based compensation expense.

(Loss) income from Operations

We had loss from operations of $3.8 million for the three months ended March 31, 2013, as compared to income of $4.9 million for the same period in 2012.

Other Expense (Income)

	Three Months Ended March 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(114)	*	$(117)	*	$3	(3)%
Interest expense	1,789	5%	1,696	4%	93	5%

Total other expense, net	$1,675	5%	$1,579	4%	$96	6%

*	Less than 1%

Interest expense for the three months ended March 31, 2013 increased by $0.1 million as compared to the same period in 2012.

(Benefit From) Provision For Income Taxes

Benefit from income tax was $3.1 million for the three months ended March 31, 2013, compared to a provision for income tax of $1.6 million for the same period in 2012. The income tax benefit for the three months ended March 31, 2013 relates primarily to the current period losses and the recognition of certain research and business tax credits.

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

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$92,487	$90,545
Accounts receivable, net	42,124	48,980
Working capital	154,573	161,519

	Three Months Ended
	March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$4,899	$(3,454)
Investing activities	(10,262)	(1,300)
Financing activities	7,508	(557)

Our cash and cash equivalents at March 31, 2013 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.6 million at March 31, 2013 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the three months ended March 31, 2013, net cash provided by operating activities was $4.9 million, compared to cash used of $3.5 million for the same period in 2012. Cash provided by operating activities during the period was primarily the result of net loss of $2.3 million and an excess tax benefit related to stock-based compensation of $8.4 million, which were offset by aggregate non-cash expenses of $10.0 million (including stock-based compensation expense of $8.5 million, depreciation and amortization of $1.6 million, non-cash interest on convertible debt of $1.3 million and amortization of software licenses of $0.7 million, net of a benefit from deferred income taxes of $2.2 million) and a net increase in cash from changes in operating assets and liabilities of $5.6 million (consisting of a $6.8 million decrease in accounts receivable and a $3.5 million decrease in other current and long-term assets, which were partially offset by a $3.1 million decrease in accounts payable, accrued expenses and other long-term liabilities and a $1.6 million decrease in deferred revenue).

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment. For the three months ended March 31, 2013, net cash used in investing activities was $10.3 million, compared to $1.3 million for the same period in 2012. This increase was primarily attributable to an $8.8 million increase in net purchases of marketable securities.

Financing Activities

For the three months ended March 31, 2013, net cash provided by financing activities was $7.5 million, compared to net cash used in financing activities of $0.6 million for the same period in 2012. The change is primarily the result of excess tax benefit related to stock-based compensation of $8.4 million and a $0.4 million decrease in cash paid for bank loans offset by a $0.8 million decrease in proceeds from stock option exercises compared to the 2012 period.

Borrowings and Credit Facilities

Convertible Senior Notes

In June 2011, we issued $120.0 million aggregate principal amount of our Notes, with net proceeds of approximately $116 million. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. See footnote 6 to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the Notes.

Tekes

In connection with our acquisition of Movial Applications Oy in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are determined on a per project basis, and the interest rate on each loan is variable, which is currently 3.0%. As of March 31, 2013 and 2012, the aggregate balance of the loans was $0.9 million and $1.0 million, respectively.

Operating and Capital Expenditure Requirements

We believe that the cash generated from operations, our current cash, cash equivalents and short-term and long-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology and enterprise resource planning system. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.

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

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of March 31, 2013 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2013	2014 - 2015	2016 - 2017	After 2017
Convertible Senior Notes, including interest *	$129,900	$900	$3,600	$3,600	$121,800
Tekes Loan	941	539	256	146	—
Operating lease obligations	12,094	1,680	4,140	3,992	2,282
Equipment leases	86	56	30	—	—

Total	$143,021	$3,175	$8,026	$7,738	$124,082

*	Contractual interest obligations related to our Notes totaled $9.9 million at March 31, 2013, including $0.9 million, $3.6 million, $3.6 million and $1.8 million due in years 2013, 2014-2015, 2016-2017 and after 2017, respectively.

As of March 31, 2013, we had unrecognized tax benefits of $0.8 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2013. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our convertible notes and non-cash tax provision (tax-provision calculation based on 2% of non-GAAP pre-tax income), so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.

The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP gross profit, non-GAAP income from operations and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “gross profit,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.

Non-GAAP gross profit, license software gross profit, subscription and maintenance support gross profit and professional services and other gross profit. We define non-GAAP gross profit as gross profit plus stock-based compensation expense and amortization expense for acquired intangible assets. We consider non-GAAP gross profit to be a useful metric for management and our investors because it excludes the effect of certain non-cash expenses so management and investors can compare our sales margins over multiple periods.

Non-GAAP income from operations. We define non-GAAP income from operations as income from operations plus stock-based compensation expense and amortization expense for acquired intangible assets. We consider non-GAAP income from operations to be a useful metric for management and investors because it excludes the effect of certain non-cash expenses so management and investors can compare our core business operating results over multiple periods.

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

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Non-GAAP gross profit:
GAAP gross profit	$29,859	$30,271
(percent of total revenue)	75%	79%
Plus:
Stock-based compensation expense	997	408
Amortization of acquired intangible assets	799	559

Non-GAAP gross profit	$31,655	$31,238

(percent of total revenue)	80%	81%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP license gross profit	$18,382	$19,044
(percent of related revenue)	88%	90%
Plus:
Stock-based compensation expense	233	141
Amortization of acquired intangible assets	211	241

Non-GAAP license gross profit	$18,826	$19,426

(percent of related revenue)	90%	91%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP subscription and maintenance support gross profit	$10,572	$8,985
(percent of related revenue)	70%	73%
Plus:
Stock-based compensation expense	544	162
Amortization of acquired intangible assets	588	318

Non-GAAP subscription and maintenance support gross profit	$11,704	$9,465

(percent of related revenue)	77%	76%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP professional services and other gross profit	$905	$2,242
(percent of related revenue)	25%	48%
Plus:
Stock-based compensation expense	220	105

Non-GAAP professional services and other gross profit	$1,125	$2,347

(percent of related revenue)	31%	50%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Non-GAAP income from operations:
GAAP (loss) income from operations	$(3,757)	$4,909
(percent of total revenue)	(9)%	13%
Plus:
Stock-based compensation expense	8,544	3,191
Amortization of acquired intangible assets	799	559

Non-GAAP income from operations	$5,586	$8,659

(percent of total revenue)	14%	23%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP operating expense	$33,616	$25,362
Less:
Stock-based compensation expense	7,547	2,783

Non-GAAP operating expense	$26,069	$22,579

(as percent of total revenue)	66%	59%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP sales and marketing expense	$13,729	$11,072
Less:
Stock-based compensation expense	2,758	1,137

Non-GAAP sales and marketing expense	$10,971	$9,935

(as percent of total revenue)	28%	26%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP research and development expense	$12,368	$8,476
Less:
Stock-based compensation expense	2,878	799

Non-GAAP research and development expense	$9,490	$7,677

(as percent of total revenue)	24%	20%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP general and administrative expense	$7,519	$5,814
Less:
Stock-based compensation expense	1,911	847

Non-GAAP general and administrative expense	$5,608	$4,967

(as percent of total revenue)	14%	13%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Non-GAAP net income and income per share:
GAAP net (loss) income	$(2,317)	$1,701
	(6)%	4%
Adjusted for:
Stock-based compensation expense	8,544	3,191
Amortization of acquired intangible assets	799	559
Non-cash interest expense on our notes	1,339	1,242
Non-cash tax (benefit) provision	(3,220)	1,463

Non-GAAP net income	$5,145	$8,156

	13%	21%

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP net (loss) income per basic common share	$(0.08)	$0.06
Adjusted for:
Stock-based compensation expense	0.31	0.12
Amortization of acquired intangible assets	0.03	0.02
Non-cash interest expense on our notes	0.04	0.05
Non-cash tax (benefit) provision	(0.12)	0.05

Non-GAAP net income per basic common share	$0.18	$0.30

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GAAP net (loss) income per diluted common share	$(0.08)	$0.06
Adjusted for:
Stock-based compensation expense	0.30	0.11
Amortization of acquired intangible assets	0.03	0.02
Non-cash interest expense on our notes	0.04	0.05
Non-cash tax (benefit) provision	(0.11)	0.05

Non-GAAP net income per diluted common share	$0.18	$0.29

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At March 31, 2013, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are a defendant in litigation arising out of the ordinary course of business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are not a party to any material, pending legal proceeding, nor are we aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our common stock are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 27, 2013.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

10.1 †	BroadSoft, Inc. 2013 Executive Bonus Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL#	Instance Document

101.SCH XBRL#	Taxonomy Extension Schema

101.CAL XBRL#	Taxonomy Extension Calculation Linkbase

101.DEF XBRL#	Taxonomy Extension Definition Linkbase

101.LAB XBRL#	Taxonomy Extension Label Linkbase

101.PRE XBRL#	Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on March 15, 2010 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ James A. Tholen
James A. Tholen
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

Date: May 6, 2013