Form 10-Q
period 2013-06-30
BROADSOFT, INC.
filed 2013-08-05
CIK 1086909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on August 1, 2013, was 28,116,216.

BroadSoft, Inc.

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012	5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and 2012	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4. Controls and Procedures	42
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	43
ITEM 1A. Risk Factors	43
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
ITEM 3. Defaults Upon Senior Securities	43
ITEM 4. Mine Safety Disclosures	43
ITEM 5. Other Information	43
ITEM 6. Exhibits	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
101. INS XBRL
101. SCH XBRL
101. CAL XBRL
101. DEF XBRL
101. LAB XBRL
101. PRE XBRL

Part I. Financial Information

Item 1.	Financial Statements

BroadSoft, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$80,191	$90,545
Short-term investments	71,921	73,075
Accounts receivable, net of allowance for doubtful accounts of $72 and $139 at June 30, 2013 and December 31, 2012, respectively	49,334	48,980
Deferred tax assets	4,331	3,732
Other current assets	11,487	10,796

Total current assets	217,264	227,128

Long-term assets:
Property and equipment, net	8,201	7,361
Long-term investments	54,632	30,102
Restricted cash	581	584
Intangible assets, net	9,631	11,247
Goodwill	37,377	37,529
Other long-term assets	21,852	12,955

Total long-term assets	132,274	99,778

Total assets	$349,538	$326,906

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$15,459	$15,686
Notes payable and bank loans, current portion	547	555
Deferred revenue, current portion	53,822	49,368

Total current liabilities	69,828	65,609
Convertible senior notes	88,953	86,451
Notes payable and bank loans	409	414
Deferred revenue	7,144	11,781
Other long-term liabilities	1,448	1,416

Total liabilities	167,782	165,671

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at June 30, 2013 and December 31, 2012; 28,106,231 and 27,913,471 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	281	279
Additional paid-in capital	234,664	208,073
Accumulated other comprehensive loss	(3,748)	(3,008)
Accumulated deficit	(49,441)	(44,109)

Total stockholders’ equity	181,756	161,235

Total liabilities and stockholders’ equity	$349,538	$326,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenue:
License software	$24,699	$22,501	$45,541	$43,766
Subscription and maintenance support	16,306	13,794	31,491	26,167
Professional services and other	3,004	4,221	6,602	8,926

Total revenue	44,009	40,516	83,634	78,859
Cost of revenue:
License software	2,119	2,652	4,579	4,873
Subscription and maintenance support	4,780	3,457	9,393	6,845
Professional services and other	2,872	2,212	5,565	4,675

Total cost of revenue	9,771	8,321	19,537	16,393

Gross profit	34,238	32,195	64,097	62,466
Operating expenses:
Sales and marketing	15,536	11,608	29,265	22,680
Research and development	12,935	9,131	25,303	17,607
General and administrative	8,078	5,880	15,597	11,694

Total operating expenses	36,549	26,619	70,165	51,981

(Loss) Income from operations	(2,311)	5,576	(6,068)	10,485
Other expense (income):
Interest income	(117)	(120)	(231)	(237)
Interest expense	1,817	1,723	3,606	3,419

Total other expense, net	1,700	1,603	3,375	3,182

(Loss) Income before income taxes	(4,011)	3,973	(9,443)	7,303
(Benefit from) provision for income taxes	(996)	1,617	(4,111)	3,246

Net (loss) income	$(3,015)	$2,356	$(5,332)	$4,057

Net (loss) income per common share:
Basic	$(0.11)	$0.09	$(0.19)	$0.15
Diluted	$(0.11)	$0.08	$(0.19)	$0.14
Weighted average common shares outstanding:
Basic	28,055	27,550	28,015	27,392
Diluted	28,055	28,253	28,015	28,238
Stock-based compensation expense included above:
Cost of revenue	$1,269	$483	$2,266	$891
Sales and marketing	3,799	1,391	6,557	2,528
Research and development	3,609	1,101	6,487	1,900
General and administrative	2,536	806	4,447	1,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net (loss) income	$(3,015)	$2,356	$(5,332)	$4,057
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5)	(737)	(635)	(690)
Unrealized (loss) gain on investments	(102)	(14)	(105)	21

Total other comprehensive (loss) income, net of tax	(107)	(751)	(740)	(669)

Comprehensive (loss) income	$(3,122)	$1,605	$(6,072)	$3,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2012	$161,235	27,913	$279	$208,073	$(3,008)	$(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(1,113)	193	2	(1,115)	—	—
Stock-based compensation expense	19,757	—	—	19,757	—	—
Tax windfall benefits on exercises of stock options	7,949	—	—	7,949	—	—
Foreign currency translation adjustment	(635)	—	—	—	(635)	—
Unrealized loss on investments	(105)	—	—	—	(105)	—
Net loss	(5,332)	—	—	—	—	(5,332)

Balance June 30, 2013	$181,756	28,106	$281	$234,664	$(3,748)	$(49,441)

Balance December 31, 2011	$133,243	27,106	$271	$191,714	$(2,557)	$(56,185)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	90	475	5	85	—	—
Stock-based compensation expense	6,972	—	—	6,972	—	—
Tax windfall benefits on exercises of stock options	(61)	—	—	(61)	—	—
Foreign currency translation adjustment	(690)	—	—	—	(690)	—
Unrealized gain on investments	21	—	—	—	21	—
Net income	4,057	—	—	—	—	4,057

Balance June 30, 2012	$143,632	27,581	$276	$198,710	$(3,226)	$(52,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(5,332)	$4,057
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,372	2,289
Amortization of software licenses	1,493	1,047
Stock-based compensation expense	19,757	6,972
Provision for doubtful accounts	45	326
(Benefit from) provision for deferred income taxes	(3,479)	2,801
Excess tax benefit related to share-based compensation	(7,949)	—
Non-cash interest expense on convertible senior notes	2,706	2,515
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(399)	6,884
Other current and long-term assets	(454)	(7,725)
Accounts payable, accrued expenses and other long-term liabilities	(1,182)	(2,591)
Current and long-term deferred revenue	(183)	(8,342)

Net cash provided by operating activities	8,395	8,233

Cash flows from investing activities:
Additions to property and equipment	(1,861)	(1,660)
Payments for acquisitions, net of cash acquired	—	(3,219)
Purchases of marketable securities	(84,062)	(56,675)
Proceeds from sale of marketable securities	—	12,251
Proceeds from maturities of marketable securities	60,685	32,200

Net cash used in investing activities	(25,238)	(17,103)

Cash flows from financing activities:
Proceeds from the exercise of stock options	431	1,139
Taxes paid on vesting of RSUs	(1,546)	(1,614)
Excess tax benefit related to share-based compensation	7,949	—
Notes payable and bank loans—payments	—	(429)

Net cash provided by (used in) financing activities	6,834	(904)

Effect of exchange rate changes on cash and cash equivalents	(345)	(45)

Net decrease in cash and cash equivalents	(10,354)	(9,819)
Cash and cash equivalents, beginning of period	90,545	94,072

Cash and cash equivalents, end of period	$80,191	$84,253

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Recent Accounting Pronouncements

In 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on the Company’s financial position, results of operations or cash flows.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Investments and Fair Value Disclosures

Investments in Marketable Securities

Marketable securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s balance sheet as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent temporary changes in the fair value of the investment, reflected in accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company’s primary objective when investing excess cash is preservation of principal. The following table summarizes the Company’s investments:

	June 30, 2013
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$54,469

Total cash equivalents		$54,469

U.S. agency notes	71 - 353 days	$21,596
Commercial paper	33 - 215 days	17,990
Corporate bonds	36 - 319 days	32,335

Total short-term investments		$71,921

U.S. agency notes	380 - 626 days	$35,174
Corporate bonds	373 - 656 days	19,458

Total long-term investments		$54,632

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value

The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$55,050	$55,050	$63,795	$63,795
Short and long-term investments	126,553	126,553	103,177	103,177

Total assets	$181,603	$181,603	$166,972	$166,972

*	Does not include $25.7 million and $27.4 million of operating cash balances as of June 30, 2013 and December 31, 2012, respectively.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. This determination requires significant judgments to be made. There were no transfers between classification levels during the periods. The following tables summarize the values (in thousands):

	June 30, 2013	Level 1	Level 2	Level 3
Money market funds	$54,469	$54,469	$—	$—
Certificates of deposit	581	581	—	—

Total cash equivalents and certificates of deposit	55,050	55,050	—	—

U.S. agency notes	56,770	—	56,770	—
Commercial paper	17,990	—	17,990	—
Corporate bonds	51,793	—	51,793	—

Total investments	126,553	—	126,553	—

Total cash equivalents, certificates of deposit and investments	$181,603	$55,050	$126,553	$—

	December 31, 2012	Level 1	Level 2	Level 3
Money market funds	$63,189	$63,189	$—	$—
Certificates of deposit	606	606	—	—

Total cash equivalents and certificates of deposit	63,795	63,795	—	—

U.S. agency notes	43,767	—	43,767	—
Commercial paper	27,489	—	27,489	—
Corporate bonds	31,921	—	31,921	—

Total investments	103,177	—	103,177	—

Total cash equivalents, certificates of deposit and investments	$166,972	$63,795	$103,177	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended June 30, 2013 and 2012, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
License software	$17,258	$18,375
Subscription and maintenance support	36,249	35,701
Professional services and other	7,459	7,073

Total	$60,966	$61,149

Current portion	$53,822	$49,368
Non-current portion	7,144	11,781

Total	$60,966	$61,149

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

In 2011, the Company entered into a new agreement that provides the Company the right to distribute this third-party software on an unlimited basis through May 2016 at a total cost of $10.2 million. To the extent billed license revenue over the four-year period exceeds $460 million, the Company would be required to pay additional fees. The additional cost of $10.2 million is being amortized to cost of revenue over the four-year period beginning in June 2012 (the expiration of the previous agreement), based on the straight line method.

Amortization expense related to these agreements was approximately $1.3 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of June 30, 2013, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.

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

The fair value of the Notes as of June 30, 2013 and December 31, 2012 was $122.7 million and $135.8 million, respectively. The carrying amount of the equity component of the Notes was $31.0 million at June 30, 2013. The unamortized offering costs at June 30, 2013 were $2.0 million which is being amortized as interest expense through the July 2018 maturity date of the Notes. The remaining $1.4 million of offering costs were allocated to the equity component.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	June 30, 2013	December 31, 2012
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(31,047)	(33,549)

Net carrying amount of convertible debt	$88,953	$86,451

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest expense	$450	$450	$900	$900
Amortization of debt issuance costs	102	102	203	203
Accretion of debt discount	1,265	1,171	2,503	2,312

Net interest expense	$1,817	$1,723	$3,606	$3,415

Installment Loans

In connection with the acquisition of Movial Applications, Inc. in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are determined on a per project basis and the interest rate on each loan is variable, which is currently three percent. As of each of June 30, 2013 and December 31, 2012, the aggregate balance of the loans was approximately $1.0 million. The Company expects to repay this amount in full during the third quarter of 2013.

Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at June 30, 2013, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The aggregate maturities of borrowings as of June 30, 2013 were as follows (in thousands):

2013	$547
2014	130
2015	130
2016	74
2017, and thereafter	120,074

$120,955

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Stock-based Compensation

Equity Incentive Plans

In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). On January 1, 2012 and 2013, 1,219,787 and 1,250,000 shares, respectively, were added to the 2009 Plan. At June 30, 2013, the Company had 517,989 shares of common stock available for issuance under the 2009 Plan.

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$2,033	$1,673	$4,443	$3,062
Restricted stock units	7,730	2,108	13,172	3,910
Performance stock units	1,450	—	2,142	—

Total recognized stock-based compensation expense	$11,213	$3,781	$19,757	$6,972

Stock Options

The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	1,474,346	$23.50
Granted	166,280
Exercised	(105,391)
Forfeited	(55,539)

Balance, June 30, 2013	1,479,696	$25.29	7.96	$12,114,285

Vested at June 30, 2013	606,760	$14.09	6.64	$10,044,810
Exercisable at June 30, 2013	606,760	$14.09	6.64	$10,044,810

The Company granted 166,280 stock options during the six months ended June 30, 2013 and 258,600 stock options during the six months ended June 30, 2012. For the six months ended June 30, 2013 and June 30, 2012, the intrinsic value of stock options exercised was $2.8 million and $12.8 million, respectively, and cash received from stock options exercised was $0.4 million and $1.1 million, respectively. At June 30, 2013, unrecognized stock-based compensation expense related to unvested options was $7.8 million, which is scheduled to be recognized over a weighted average period of 1.33 years.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units

The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	638,299	$34.22
Granted	1,392,795	32.50
Vested	(140,447)	31.40
Forfeited	(36,613)	33.19

Balance, June 30, 2013	1,854,034	$33.16

During the six months ended June 30, 2013, the Company granted 1,384,948 RSUs to certain officers and employees, which vest over four years following the vesting commencement date, and granted 7,847 RSUs to certain directors that vest quarterly through December 31, 2013. During the six months ended June 30, 2012, the Company granted an aggregate of 316,025 RSUs to certain officers and employees, which vest over four years following the vesting commencement date and 16,003 RSUs to certain officers that were fully vested at the date of grant. In addition during such six month period, the Company granted 12,234 RSUs to certain directors that vested in equal quarterly installments through December 31, 2012. At June 30, 2013, unrecognized stock-based compensation expense related to unvested RSUs was $35.5 million, which is scheduled to be recognized over a weighted average period of 1.67 years.

Performance Stock Units

The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	10,000	$39.86
Granted	382,500	28.72
Vested	—	—
Forfeited	—	—

Balance, June 30, 2013	392,500	$29.00

During the six months ended June 30, 2013, the Company granted 382,500 PSUs to certain officers, which vest over four years, subject to the satisfaction of performance conditions based upon the trading price of our common stock. During the six months ended June 30, 2012, the Company granted 55,000 PSUs to certain officers subject to the recipients’ satisfying the performance criteria of the awards, of which 10,000 PSUs met the criteria and are scheduled to vest on December 31, 2013. At June 30, 2013, unrecognized stock-based compensation expense related to unvested PSUs was $7.1 million, which is scheduled to be recognized over a weighted average period of 1.81 years.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Tax Benefits

As of June 30, 2013, the balance of the Company’s additional paid-in capital pool related to tax windfall benefits from stock option exercises was $7.9 million.

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $58.0 million and $77.6 million at June 30, 2013 and December 31, 2012, respectively.

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

The effective tax rate was 43.7% and 44.4% for the six months ended June 30, 2013 and 2012, respectively. Our provision for income taxes differs from the computed U.S. statutory rate due primarily to research and business credits and a valuation allowance in certain foreign jurisdictions. For the three and six months ended June 30, 2013, the Company had a tax benefit of $1.0 million and $4.1 million, respectively. For the three and six months ended June 30, 2012, the Company had an expense of $1.6 million and $3.2 million, respectively.

As of June 30, 2013, the Company had U.S. net operating loss carryforwards of approximately $79.8 million, foreign net operating loss carryforwards of approximately $21.8 million and domestic and foreign research and experimentation tax credit carryforwards of $4.0 million. Certain net operating losses expire in 2014, although the Company expects to utilize them prior to their expiration. The earliest net operating loss with a deferred tax asset established expires in 2019. The utilization of domestic and foreign net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes, including as a result of acquisitions, as provided by the local tax law. The Company has not recorded a deferred tax liability for undistributed earnings of $3.3 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net (loss) income represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net (loss) income	$(3,015)	$2,356	$(5,332)	$4,057
Weighted average basic common shares outstanding	28,055	27,550	28,015	27,392
Dilutive effect of stock-based awards	N/A	703	N/A	846

Weighted average diluted common shares outstanding	28,055	28,253	28,015	28,238

(Loss) earnings per share:
Basic	$(0.11)	$0.09	$(0.19)	$0.15
Diluted	$(0.11)	$0.08	$(0.19)	$0.14

N/A – Not applicable because the effect was anti-dilutive given the Company’s losses during the period.

Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three or six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s losses for these periods. For the three and six months ended June 30, 2012, certain options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the periods. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was 1,987,858 and 516,499 for the three months ended June 30, 2013 and 2012, respectively, and 1,862,922 and 539,058 for the six months ended June 30, 2013 and 2012, respectively.

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

BroadSoft, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
United States	$26,920	$23,041	$49,976	$48,870
EMEA	8,552	9,756	18,656	15,502
APAC	5,533	3,478	10,319	8,531
Other	3,004	4,241	4,683	5,956

Total Revenue	$44,009	$40,516	$83,634	$78,859

	June 30, 2013	December 31, 2012
Long-Lived Assets, net
United States	$17,079	$19,289
EMEA	462	496
APAC	129	141
Other	534	344

Total Long-Lived Assets, net	$18,204	$20,270

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BroadWorks

Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of hosted communications offerings, such as hosted PBX (also referred to as hosted IP Centrex), voice and video calling, SIP Trunking, voice and video mail, call center and audio conferencing, as well as 4G or LTE offerings. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control, voice, video and messaging communications through a service provider’s IP-based network. We enable carriers to offer hosted PBX and other UC services across their broadband and wireless networks and through a broad range of smartphones, tablets, laptops and other end user devices. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.

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

BroadCloud

BroadCloud services are offerings hosted and/or managed by us, and resold by service providers under their brand. The key objectives of providing these services from our own BroadCloud network include expediting our service provider customers’ time to market and enabling our service provider customers to access our BroadWorks and UC capabilities on a service basis.

Our BroadCloud PBX enables our service provider customers to provide BroadWorks-based hosted PBX offerings to their enterprise customers. We also provide additional UC offerings such as web collaboration, video conferencing, instant messaging, or IM, and presence on a cloud basis. Typically, we are paid a monthly recurring fee for providing BroadCloud services. Although we do not derive a material portion of our revenues from BroadCloud services, we believe there is a growing acceptance by service providers of cloud-type service offerings. We believe that our BroadCloud offerings enable us to expand our revenue opportunities with our customers. We also offer our BroadCloud PBX and web collaboration services directly to enterprises.

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

We believe that, as service providers look to rapidly introduce new UC services through their own networks, they need products like those provided by us that are capable of coordinating delivery of a large and rapidly increasing number of applications, operating across heterogeneous network elements and devices, ensuring high levels of reliability and quality and efficiently scaling as more subscribers are added.

Our Strategy

Our goal is to strengthen our position as the leading global provider of IP communications application servers by enabling service providers to increase revenue opportunities by delivering feature-rich services to their enterprise and consumer subscribers. Key elements of our strategy include:

•

Extend our technology leadership and product depth and breadth. We intend to continue to provide an industry-leading solution through our focus on product innovation and substantial investment in research and development for new features, applications and services.

•

Accelerate UC adoption and our service provider customers’ time to market by promoting and expanding our BroadCloud PBX and UC offerings. BroadCloud enables our service providers to offer BroadWorks features and functions through a service offering hosted and/or managed by us.

•

Provide UC-One bundled offerings. We provide prepackaged integrated elements of BroadWorks, BroadCloud and BroadTouch to better enable new and existing customers to drive adoption of their hosted UC offerings.

•	Drive revenue growth by:

•

Assisting our current service provider customers sell more of their currently-deployed BroadWorks, BroadCloud and BroadTouch offerings. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

•

Selling new applications and features to our current service provider customers. Although our initial engagement with a service provider may be for a single initiative or business unit, once a service provider deploys services using our core applications communications platform, we believe we are well-positioned to sell additional applications and features to that service provider, as software (BroadWorks and BroadTouch) and/or through our BroadCloud services delivery platform. These BroadSoft service offerings can be tied together with service provider-branded BroadTouch mobile smartphone, tablet, and personal computer clients.

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

•

Pursue selected acquisitions and collaborations that complement our strategy. We intend to continue to pursue acquisitions and collaborations where we believe they are strategic to strengthen our industry leadership position, expand our geographic presence or allow us to offer new or complementary products or services.

Executive Summary

Our management team monitors and analyzes a number of key industry trends and performance indicators to manage our business and evaluate our financial and operating performance.

During the remainder of 2013, we expect to continue to address what we see as the trend towards cloud-based and hosted communications. We expect to continue to grow our strategic investments in research and development and increase headcount in 2013 to support our product offerings and increase our go-to-market efforts. We plan to continue to invest in and expand our investment in BroadCloud PBX, our cloud-based PBX offering. BroadCloud permits our service providers to offer BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users.

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

In the quarter ended June 30, 2013, we saw, and for the remainder of 2013, we expect to continue to see, our enterprise-based applications business grow more quickly than our consumer applications. This is driven by both increasing market acceptance of hosted Unified Communications, as well as a deceleration of our consumer business due to, we believe, a transition by service providers in their investment in consumer IP networks from their fixed line offerings to LTE. We continue to believe that we will have the opportunity for renewed growth in our consumer business once service providers begin to deploy VoLTE, which we believe could begin as early as 2014.

Management also analyzes trends with respect to revenue plus net change in deferred revenue, as we believe this metric is a key indicator of growth and performance of our business and reflects the level of selling activity in any particular time frame. We expect to continue to experience growth in revenue, driven by the growth of existing BroadWorks-based applications, the deployment of new BroadWorks applications and the adoption of BroadCloud PBX. Growth from the acquisition of new customers was lower in 2012 and during the first half of 2013, and we expect this trend to continue during the remainder of 2013. We have increasingly focused our selling efforts on our existing customers by, for example, increasing our go-to-market assistance to such service providers to help them accelerate the growth of their UC offerings.

Key Financial Highlights

Some of our key GAAP financial highlights for the quarter ended June 30, 2013 include:

•	Total revenue increased by $3.5 million or 9%, to $44.0 million, compared to $40.5 million in the quarter ended June 30, 2012;
•	Gross profit increased to $34.2 million, or 78% of revenue, compared to $32.2 million, or 79% of revenue in the quarter ended June 30, 2012;

•	Loss from operations was $2.3 million, compared to income of $5.6 million in the quarter ended June 30, 2012;

•	Net loss was $3.0 million, compared to net income of $2.4 million for the quarter ended June 30, 2012;

•	Net loss per diluted share was $0.11 per share compared to net income per diluted share of $0.08 per share in the quarter ended June 30, 2012;

•	Revenue plus net change in deferred revenue increased by 20% to $45.4 million, compared to $37.7 million in the quarter ended June 30, 2012;

•	Deferred revenue increased by $1.4 million, compared to a decrease of $2.8 million in the quarter ended June 30, 2012; and

•	Cash provided by operating activities was $3.5 million, compared to $11.7 million in the quarter ended June 30, 2012.

Some of our key non-GAAP financial highlights for the quarter ended June 30, 2013 include:

•	Non-GAAP gross profit increased to $36.3 million, or 82% of revenue, compared to $33.2 million, or 82% of revenue, in the quarter ended June 30, 2012;

•	Non-GAAP operating income decreased to $9.7 million, or 22% of revenue, compared to $9.9 million, or 24% of revenue, in the quarter ended June 30, 2012;

•	Non-GAAP net income decreased to $9.2 million, or 21% of revenue, compared to $9.4 million, or 23% of revenue, in the quarter ended June 30, 2012; and

•	Non-GAAP net income per diluted share decreased to $0.32 per common share, compared to $0.33 per common share in the quarter ended June 30, 2012.

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

Our total revenue consists of the following:

License software. We derive license software revenue from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of June 30, 2013, our deferred license software revenue balance was $17.3 million, the current portion of which was $14.1 million.

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

Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of June 30, 2013, our deferred subscription and maintenance support revenue balance was $36.2 million, the current portion of which was $32.7 million.

Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of June 30, 2013, our deferred professional services and other revenue balance was $7.5 million the current portion of which was $7.0 million.

Cost of Revenue

Our total cost of revenue consists of the following:

•

Cost of license software revenue. A majority of the cost of license software revenue consists of amortization of acquired technology, personnel-related expenses, and royalties paid to third parties whose technology or products are sold as part of BroadWorks. A significant amount of the royalty fees are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense per quarter. Personnel-related expenses include salaries, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

•

Cost of subscription and maintenance support revenue. Cost of subscription and maintenance support revenue consists primarily of personnel-related expenses and other direct costs associated with the support and maintenance of our software licenses and BroadCloud services, including maintenance and support expenses due to our use of third party software, amortization of acquired technology and operating and depreciation expenses associated with the delivery of BroadCloud services.

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

Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning of period deferred revenue balance	$59,580	$51,631	$61,149	$57,136
End of period deferred revenue balance	60,966	48,794	60,966	48,794

Increase (decrease) in deferred revenue	1,386	(2,837)	(183)	(8,342)
Revenue	44,009	40,516	83,634	78,859

Revenue plus net change in deferred revenue	$45,395	$37,679	$83,451	$70,517

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew to 649 employees at June 30, 2013 from 611 employees at December 31, 2012, and we expect to continue to hire new employees to support our anticipated growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. In the first six months of 2013, sales and marketing expenses grew as a percentage of revenue compared with the same period in 2012, and we expect that for the remainder of 2013, sales and marketing expenses, as a percentage of total revenue, will continue to be above such percentages in the corresponding periods of 2012. Over the long term, we expect sales and marketing expenses to grow but to decrease as a percentage of total revenue as sales grow.

Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future, but over the long-term to decrease as a percentage of total revenue as sales grow. In the first six months of 2013, research and development expenses grew as a percentage of revenue compared with the same period in 2012, and we expect that for the remainder of 2013, research and development expenses will as a percentage of total revenue continue to be above such percentages in the corresponding periods of 2012. Over the long term, we expect research and development expenses to grow but to decrease as a percentage of total revenue as sales grow.

General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. In the first six months of 2013, general and administrative expenses grew as a percentage of revenue compared with the same period in 2012, and we expect that for the remainder of 2013, general and administrative expenses, as a percentage of total revenue, will continue to be above such percentages in the corresponding periods of 2012. Over the long term, we expect general and administrative expenses to grow, but to decrease as a percentage of total revenue as sales grow.

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. Generally, stock-based compensation has been the fastest growing component of our employee-related expenses, and we expect this trend to continue. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended June 30, 2013 and 2012, we recorded stock-based compensation expense of $11.2 million and $3.8 million, respectively. For the six months ended June 30, 2013 and 2012, we recorded stock-based compensation expense of $19.8 million and $7.0 million, respectively.

Based on stock options and other equity awards outstanding as of June 30, 2013, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $50.4 million over a weighted average period of approximately 1.64 years.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or Notes, and an installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America, that was paid in full in March 2012.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended June 30, 2013, we have net operating loss carryforwards to utilize in the U.S.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$24,699	56%	$22,501	56%	$2,198	10%
Subscription and maintenance support	16,306	37	13,794	34	2,512	18
Professional services and other	3,004	7	4,221	10	(1,217)	(29)

Total revenue	$44,009	100%	$40,516	100%	$3,493	9%

Revenue by Geography:
Americas	$29,924	68%	$27,282	67%	$2,642	10%
EMEA	8,552	19	9,756	24	(1,204)	(12)
APAC	5,533	13	3,478	9	2,055	59

Total revenue	$44,009	100%	$40,516	100%	$3,493	9%

Total revenue for the three months ended June 30, 2013 increased by 9%, or $3.5 million, to $44.0 million, compared to the same period in 2012. This growth was driven by a 10% increase in license software revenue and an 18% increase in subscription and maintenance support revenue, which was partially offset by a 29% decrease in professional services and other revenue. Deferred revenue increased by $1.4 million for the three months ended June 30, 2013, compared to a decrease of $2.8 million for the same period in 2012.

Revenue from the Americas for the three months ended June 30, 2013 increased by 10%, or $2.6 million, to $29.9 million compared to the same period in 2012. The increase in the Americas revenue for the three months ended June 30, 2013 was primarily due to an increase in SIP Trunking software license revenue, maintenance and support revenue and subscription revenue associated with our BroadCloud platform. Europe, Middle East and Africa, or EMEA, revenue for the three months ended June 30, 2013 decreased 12%, or $1.2 million, to $8.6 million compared to the same period in 2012. The decrease in EMEA revenue for the three months ended June 30, 2013 was primarily due to several orders that did not meet the criteria for revenue recognition and as a result, the associated revenue was deferred. The decrease was partially offset by an increase in maintenance support revenue. Asia Pacific, or APAC, revenue for the three months ended June 30, 2013 increased by 59%, or $2.1 million, to $5.5 million compared to the same period in 2012. The increase in APAC revenue for the three months ended June 30, 2013 was primarily attributed to an increase in license software revenue and related maintenance, and professional services revenue.

License Software

License software revenue for the three months ended June 30, 2013 increase by 10%, or $2.2 million, to $24.7 million, as compared to $22.5 million in the same period of 2012. License software revenue for the three months ended June 30, 2013 reflected strong growth in software license revenue in the Americas and APAC, offset by a decrease in license software revenue in EMEA due to several orders that did not meet the criteria for revenue recognition and as a result, the associated revenue was deferred. Deferred license software revenue increased by $1.7 million for the three months ended June 30, 2013, compared to a decrease of $1.4 million for the same period in 2012.

Subscription and Maintenance Support

Subscription and maintenance support revenue for the three months ended June 30, 2013 increased by 18%, or $2.5 million, to $16.3 million. The increase in subscription and maintenance support revenue for the three months ended June 30, 2013 was the result of growth in our installed base of customers who purchase maintenance support services and subscription revenue associated with our BroadCloud platform which increased 76% from the same period in 2012. Deferred subscription and maintenance support revenue decreased by $0.9 million for the three months ended June 30, 2013, compared to a $1.8 million decrease for the same period in 2012.

Professional Services and Other

Professional services and other revenue for the three months ended June 30, 2013 decreased by 29%, or $1.2 million, to $3.0 million, compared to the same period in 2012. The decrease in professional services and other revenue for the three months ended June 30, 2013 was primarily due to the recognition of revenue in the three months ended June 30, 2012 on an order that had been deferred in prior quarters. Deferred professional services and other revenue increased by $0.7 million for the three months ended June 30, 2013, compared to a $0.4 million increase for the same period in 2012.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,119	9%	$2,652	12%	$(533)	(20)%
Subscription and maintenance support	4,780	29	3,457	25	1,323	38
Professional services and other	2,872	96	2,212	52	660	30

Total cost of revenue	$9,771	22%	$8,321	21%	$1,450	17%

Gross Profit:
License software	$22,580	91%	$19,849	88%	$2,731	14%
Subscription and maintenance support	11,526	71	10,337	75	1,189	12
Professional services and other	132	4	2,009	48	(1,877)	(93)

Total gross profit	$34,238	78%	$32,195	79%	$2,043	6%

For the three months ended June 30, 2013, gross margin decreased to 78% of revenue, compared to 79% for the same period in 2012, and our gross profit increased by 6%, or $2.0 million, to $34.2 million. We experienced an increase of 14% in license software gross profit and an increase of 12% in subscription and maintenance support gross profit, which was partially offset by a decrease of 93% in professional services and other gross profit for the three months ended June 30, 2013. The total gross profit increase was primarily due to growth in license revenue and subscription and maintenance support revenue, relative to the cost of revenue.

For the three months ended June 30, 2013, license software gross margin increased to 91% as compared to 88% in the same period in 2012, and license software gross profit increased by 14% to $22.6 million. License software cost of revenue decreased by 20% to $2.1 million for the three months ended June 30, 2013. This decrease was primarily due to a decrease of $0.6 million in resold third-party equipment and software.

For the three months ended June 30, 2013, subscription and maintenance support gross margin decreased to 71% compared to 75% for the same period in 2012. Our subscription and maintenance support gross profit increased by 12% to $11.5 million. Subscription and maintenance support cost of revenue increased by 38% to $4.8 million for the three months ended June 30, 2013 as compared to the same period in 2012. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $0.8 million in personnel-related costs driven by an increase in headcount, of which $0.5 million related to stock-based compensation expense, and an increase of $0.3 million in amortization of acquired intangible assets. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to the subscription and maintenance services cost of revenue.

For the three months ended June 30, 2013, professional services and other gross margin decreased to 4% compared to 48% for the same period in 2012. Our professional services and other gross profit decreased by 93% to $0.1 million. Professional services and other cost of revenue increased by 30% to $2.9 million for the three months ended June 30, 2013 as compared to the same period in 2012. The increase in professional services and other support cost of revenue was mainly due to an increase of $0.6 million in personnel-related costs driven by an increase in headcount and compensation increases of which $0.2 million related to stock-based compensation expense.

Operating Expenses

	Three Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$15,536	35%	$11,608	29%	$3,928	34%
Research and development	12,935	29	9,131	23	3,804	42
General and administrative	8,078	19	5,880	14	2,198	37

Total operating expenses	$36,549	83%	$26,619	66%	$9,930	37%

Sales and Marketing. Sales and marketing expense increased by 34%, or $3.9 million, to $15.5 million for the three months ended June 30, 2013. This increase was primarily due to an increase of $3.7 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $2.4 million related to stock-based compensation expense.

Research and Development. Research and development expense increased by 42%, or $3.8 million, to $12.9 million for the three months ended June 30, 2013. This increase was primarily due to an increase of $3.9 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $2.5 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, as well as the impact of the acquisitions we made during 2012.

General and Administrative. General and administrative expense increased by 37%, or $2.2 million, to $8.1 million for the three months ended June 30, 2013. This increase was primarily due to an increase of $2.1 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $1.7 million was related to stock-based compensation expense.

(Loss) income from Operations

We had a loss from operations of $2.3 million for the three months ended June 30, 2013, as compared to income from operations of $5.6 million for the same period in 2012.

Other Expense (Income)

	Three Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(117)	*	$(120)	*	$3	(3)%
Interest expense	1,817	4%	1,723	4%	94	5%

Total other expense, net	$1,700	4%	$1,603	4%	$97	6%

*	Less than 1%

Interest expense for the three months ended June 30, 2013 increased by $0.1 million as compared to the same period in 2012.

(Benefit From) Provision For Income Taxes

Benefit from income tax was $1.0 million for the three months ended June 30, 2013, compared to a provision for income tax of $1.6 million for the same period in 2012. The income tax benefit for the three months ended June 30, 2013 relates primarily to current foreign and state taxes and the utilization of deferred tax assets in the U.S. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and the recognition of certain research and development credits.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenue

	Six Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$45,541	54%	$43,766	55%	$1,775	4%
Subscription and maintenance support	31,491	38	26,167	33	5,324	20
Professional services and other	6,602	8	8,926	12	(2,324)	(26)

Total revenue	$83,634	100%	$78,859	100%	$4,775	6%

Revenue by Geography:
Americas	$54,659	65%	$54,826	70%	$(167)	*
EMEA	18,656	22	15,502	20	3,154	20
APAC	10,319	13	8,531	10	1,788	21

Total revenue	$83,634	100%	$78,859	100%	$4,775	6%

*	Less than 1%

Total revenue for the six months ended June 30, 2013 increased by 6%, or $4.8 million, to $83.6 million, compared to the same period in 2012. This growth was driven by a 4% increase in license software revenue and a 20% increase in subscription and maintenance support revenue, which was partially offset by a 26% decrease in professional services and other revenue. Deferred revenue decreased by $0.2 million for the six months ended June 30, 2013, compared to a decrease of $8.3 million for the same period in 2012.

Revenue from the Americas for the six months ended June 30, 2013 remained relatively unchanged at $54.7 million, compared to the same period in 2012. The Americas revenue for the six months ended June 30, 2013 reflected growth in SIP Trunking and hosted UC software license revenue, maintenance and support revenue and subscription revenue associated with our BroadCloud platform, partially offset by a decrease in consumer applications software licenses revenue. EMEA revenue for the six months ended June 30, 2013 increased 20%, or $3.2 million, to $18.7 million compared to the same period in 2012. The increase in EMEA revenue for the six months ended June 30, 2013 was primarily due to growth in software license revenue, particularly our hosted UC and SIP Trunking applications, maintenance support revenue, and the recognition of revenue related to hosted UC applications and BroadTouch pursuant to an arrangement that had been deferred in prior quarters. APAC revenue for the six months ended June 30, 2013 increased by 21%, or $1.8 million, to $10.3 million compared to the same period in 2012. The increase in APAC revenue for the six months ended June 30, 2013 was primarily due to growth in software license revenue and maintenance support revenue, partially offset by a decrease in professional services revenue.

License Software

License software revenue for the six months ended June 30, 2013 increase by 4%, or $1.8 million, to $45.5 million, as compared to $43.8 million in the same period of 2012. License software revenue for the six months ended June 30, 2013 reflected strong growth in software license revenue in EMEA and APAC. Deferred license software revenue decreased by $1.1 million for the six months ended June 30, 2013, compared to a decrease of $7.6 million for the same period in 2012.

Subscription and Maintenance Support

Subscription and maintenance support revenue for the six months ended June 30, 2013 increased by 20%, or $5.3 million, to $31.5 million. The increase in subscription and maintenance support revenue for the six months ended June 30, 2013 was the result of growth in our installed base of customers who purchase maintenance support and subscription revenue associated with our BroadCloud platform which increased 92% from the same period in 2012. Deferred subscription and maintenance support revenue increased by $0.5 million for the six months ended June 30, 2013, compared to a $0.2 million increase for the same period in 2012.

Professional Services and Other

Professional services and other revenue for the six months ended June 30, 2013 decreased by 26%, or $2.3 million to $6.6 million, compared to the same period in 2012. The decrease in professional services and other revenue for the six months ended June 30, 2013 was primarily due to the recognition of revenue in the six months ended June 30, 2012 for orders that had been deferred in prior quarters. Deferred professional services and other revenue increased by $0.4 million for the six months ended June 30, 2013, compared to a $0.9 million decrease for the same period in 2012.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$4,579	10%	$4,873	11%	$(294)	(6)%
Subscription and maintenance support	9,393	30	6,845	26	2,548	37
Professional services and other	5,565	84	4,675	52	890	19

Total cost of revenue	$19,537	23%	$16,393	21%	$3,144	19%

Gross Profit:
License software	$40,962	90%	$38,893	89%	$2,069	5%
Subscription and maintenance support	22,098	70	19,322	74	2,776	14
Professional services and other	1,037	16	4,251	48	(3,214)	(76)

Total gross profit	$64,097	77%	$62,466	79%	$1,631	3%

For the six months ended June 30, 2013, gross margin decreased to 77% of revenue, compared to 79% for the same period in 2012, and our gross profit increased by 3%, or $1.6 million, to $64.1 million. We experienced an increase of 5% in license software gross profit and an increase of 14% in subscription and maintenance support gross profit, which was partially offset by a decrease of 76% in professional services and other gross profit for the six months ended June 30, 2013. The total gross profit increase was primarily due to growth in license software and subscription and maintenance support revenue, relative to the cost of revenue.

For the six months ended June 30, 2013, license software gross margin increased to 90% as compared to 89% in the same period in 2012, and license software gross profit increased by 5% to $41.0 million. License software cost of revenue decreased by 6% to $4.6 million for the six months ended June 30, 2013. This decrease was primarily due to a $1.0 million decrease in equipment and software costs, partially offset by a $0.4 million increase in royalties and a $0.3 million increase in personnel-related costs driven by an increase in headcount.

For the six months ended June 30, 2013, subscription and maintenance support gross margin decreased to 70% compared to 74% for the same period in 2012. Our subscription and maintenance support gross profit increased by 14% to $22.1 million. Subscription and maintenance support cost of revenue increased by 37% to $9.4 million for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $1.4 million in personnel-related costs driven by an increase in headcount of which $0.8 million related to stock-based compensation expense, a $0.5 million increase in line-cost expenses and a $0.5 million increase in amortization of acquired intangible assets. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.

For the six months ended June 30, 2013, professional services and other gross margin decreased to 16% compared to 48% for the same period in 2012. Our professional services and other gross profit decreased by 76% to $1.0 million. Professional services and other cost of revenue increased by 19% to $5.6 million for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in professional services and other support cost of revenue was mainly due to an increase of $0.8 million in personnel-related costs driven by an increase in headcount and compensation increases of which $0.3 million related to stock-based compensation expense.

Operating Expenses

	Six Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$29,265	35%	$22,680	29%	$6,585	29%
Research and development	25,303	30	17,607	22	7,696	44
General and administrative	15,597	19	11,694	15	3,903	33

Total operating expenses	$70,165	84%	$51,981	66%	$18,184	35%

Sales and Marketing. Sales and marketing expense increased by 29%, or $6.6 million, to $29.3 million for the six months ended June 30, 2013. This increase was primarily due to an increase of $6.2 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $4.0 million related to stock-based compensation expense.

Research and Development. Research and development expense increased by 44%, or $7.7 million, to $25.3 million for the six months ended June 30, 2013. This increase was primarily due to an increase of $7.7 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $4.6 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, as well as the impact of the acquisitions we made during 2012.

General and Administrative. General and administrative expense increased by 33%, or $3.9 million, to $15.6 million for the six months ended June 30, 2013. This increase was primarily due to an increase of $3.6 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $2.8 million was related to stock-based compensation expense.

(Loss) income from Operations

We had a loss from operations of $6.1 million for the six months ended June 30, 2013, as compared to income from operations of $10.5 million for the same period in 2012.

Other Expense (Income)

	Six Months Ended June 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(231)	*	$(237)	*	$6	(3)%
Interest expense	3,606	4%	3,419	4%	187	5%

Total other expense, net	$3,375	4%	$3,182	4%	$193	6%

*	Less than 1%

Interest expense for the six months ended June 30, 2013 increased by $0.2 million as compared to the same period in 2012.

(Benefit From) Provision For Income Taxes

Benefit from income tax was $4.1 million for the six months ended June 30, 2013, compared to a provision for income tax of $3.2 million for the same period in 2012. The income tax benefit for the six months ended June 30, 2013 relates primarily to current foreign and state taxes and the utilization of deferred tax assets in the U.S. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and the recognition of certain research and development credits.

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

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$80,191	$90,545
Accounts receivable, net	49,334	48,980
Working capital	147,436	161,519

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$8,395	$8,233
Investing activities	(25,238)	(17,103)
Financing activities	6,834	(904)

Our cash and cash equivalents at June 30, 2013 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.6 million at June 30, 2013 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.

Operating Activities

For the six months ended June 30, 2013, net cash provided by operating activities was $8.4 million, compared to cash provided of $8.2 million for the same period in 2012. Cash provided by operating activities during the period was primarily a result of net loss of $5.3 million offset by aggregate non-cash expenses of $15.9 million (including stock-based compensation expense of $19.8 million, depreciation and amortization of $3.4 million, non-cash interest on convertible debt of $2.7 million, amortization of software licenses of $1.5 million offset by tax windfall benefits from stock options exercises of $7.9 million and a benefit from deferred income taxes of $3.5 million). These amounts were partially offset by a $1.2 million decrease in accounts payable, accrued expenses and other long-term liabilities, a $0.5 million increase in other current and long-term assets, a $0.4 million increase in accounts receivable and a $0.2 million decrease in deferred revenue.

Investing Activities

Our investing activities have consisted primarily of purchases of marketable securities and property and equipment. For the six months ended June 30, 2013, net cash used in investing activities was $25.2 million, compared to $17.1 million for the same period in 2012. This increase was primarily attributable to an $11.2 million increase in net purchases of marketable securities partially offset by a $3.2 million decrease in cash used for acquisitions.

Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities was $6.8 million, compared to net cash used in financing activities of $0.9 million for the same period in 2012. The change is primarily the result of tax windfall benefits from stock option exercises of $7.9 million offset by a $0.7 million decrease in proceeds from stock option exercises compared to the 2012 period.

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

Tekes

In connection with our acquisition of Movial Applications Oy in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation. The terms of the loans are governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding. The loans are for funding approved research and development projects, repayment terms are determined on a per project basis, and the interest rate on each loan is variable, which is currently 3.0%. As of both June 30, 2013 and December 31, 2012, the aggregate balance of the loans was approximately $1.0 million. We expect to repay this amount in full during the third quarter of 2013.

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

Contractual Obligations

We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of June 30, 2013 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2013	2014 - 2015	2016 - 2017	After 2017
Convertible Senior Notes, including interest *	$129,000	$—	$3,600	$3,600	$121,800
Tekes Loan	955	547	259	149	—
Operating lease obligations	12,170	1,165	4,394	4,265	2,346
Equipment leases	67	37	30	—	—

Total	$142,192	$1,749	$8,283	$8,014	$124,146

*	Contractual interest obligations related to our Notes totaled $9.0 million at June 30, 2013, including $3.6 million, $3.6 million and $1.8 million due in years 2014-2015, 2016-2017 and after 2017, respectively.

As of June 30, 2013, we had unrecognized tax benefits of $0.9 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2013. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

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

The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP gross profit, non-GAAP operating income and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “gross profit,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP operating income” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP operating income” and such other non-GAAP measures by excluding these expenses and gains.

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

Non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP gross profit	$34,238	$32,195	$64,097	$62,466
(percent of total revenue)	78%	79%	77%	79%
Plus:
Stock-based compensation expense	1,269	483	2,266	891
Amortization of acquired intangible assets	798	557	1,596	1,116

Non-GAAP gross profit	$36,305	$33,235	$67,959	$64,473

(percent of total revenue)	82%	82%	81%	82%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP license gross profit	$22,580	$19,849	$40,962	$38,893
(percent of related revenue)	91%	88%	90%	89%
Plus:
Stock-based compensation expense	321	174	554	315
Amortization of acquired intangible assets	210	239	422	480

Non-GAAP license gross profit	$23,111	$20,262	$41,938	$39,688

(percent of related revenue)	94%	90%	92%	91%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP subscription and maintenance support gross profit	$11,526	$10,337	$22,098	$19,322
(percent of related revenue)	71%	75%	70%	74%
Plus:
Stock-based compensation expense	653	191	1,197	353
Amortization of acquired intangible assets	588	318	1,174	636

Non-GAAP subscription and maintenance support gross profit	$12,767	$10,846	$24,469	$20,311

(percent of related revenue)	78%	79%	78%	78%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP professional services and other gross profit	$132	$2,009	$1,037	$4,251
(percent of related revenue)	4%	48%	16%	48%
Plus:
Stock-based compensation expense	295	118	515	223

Non-GAAP professional services and other gross profit	$427	$2,127	$1,552	$4,474

(percent of related revenue)	14%	50%	24%	50%

Non-GAAP income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP (loss) income from operations	$(2,311)	$5,576	$(6,068)	$10,485
(percent of total revenue)	(5)%	14%	(7)%	13%
Plus:
Stock-based compensation expense	11,213	3,781	19,757	6,972
Amortization of acquired intangible assets	798	557	1,596	1,116

Non-GAAP income from operations	$9,700	$9,914	$15,285	$18,573

(percent of total revenue)	22%	24%	18%	24%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP operating expense	$36,549	$26,619	$70,165	$51,981
Less:
Stock-based compensation expense	9,944	3,298	17,491	6,081

Non-GAAP operating expense	$26,605	$23,321	$52,674	$45,900

(as percent of total revenue)	60%	58%	63%	58%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP sales and marketing expense	$15,536	$11,608	$29,265	$22,680
Less:
Stock-based compensation expense	3,799	1,391	6,557	2,528

Non-GAAP sales and marketing expense	$11,737	$10,217	$22,708	$20,152

(as percent of total revenue)	27%	25%	27%	26%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP research and development expense	$12,935	$9,131	$25,303	$17,607
Less:
Stock-based compensation expense	3,609	1,101	6,487	1,900

Non-GAAP research and development expense	$9,326	$8,030	$18,816	$15,707

(as percent of total revenue)	21%	20%	22%	20%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP general and administrative expense	$8,078	$5,880	$15,597	$11,694
Less:
Stock-based compensation expense	2,536	806	4,447	1,653

Non-GAAP general and administrative expense	$5,542	$5,074	$11,150	$10,041

(as percent of total revenue)	13%	13%	13%	13%

Non-GAAP net income and income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
GAAP net (loss) income	$(3,015)	$2,356	$(5,332)	$4,057
(as percent of total revenue)	(7)%	6%	(6)%	5%
Adjusted for:
Stock-based compensation expense	11,213	3,781	19,757	6,972
Amortization of acquired intangible assets	798	557	1,596	1,116
Non-cash interest expense on our notes	1,367	1,273	2,706	2,515
Non-cash tax (benefit) provision	(1,183)	1,425	(4,403)	2,888

Non-GAAP net income	$9,180	$9,392	$14,324	$17,548

(as percent of total revenue)	21%	23%	17%	22%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net (loss) income per basic common share	$(0.11)	$0.09	$(0.19)	$0.15
Adjusted for:
Stock-based compensation expense	0.40	0.14	0.70	0.25
Amortization of acquired intangible assets	0.03	0.02	0.06	0.04
Non-cash interest expense on our notes	0.05	0.04	0.10	0.09
Non-cash tax (benefit) provision	(0.04)	0.05	(0.16)	0.11

Non-GAAP net income per basic common share	$0.33	$0.34	$0.51	$0.64

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net (loss) income per diluted common share	$(0.11)	$0.08	$(0.19)	$0.14
Adjusted for:
Stock-based compensation expense	0.39	0.13	0.69	0.25
Amortization of acquired intangible assets	0.03	0.02	0.06	0.04
Non-cash interest expense on our notes	0.05	0.05	0.09	0.09
Non-cash tax (benefit) provision	(0.04)	0.05	(0.15)	0.10

Non-GAAP net income per diluted common share	$0.32	$0.33	$0.50	$0.62

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At June 30, 2013, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on February 27, 2013.

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

Date: August 5, 2013