Form 10-Q
period 2013-09-30
BROADSOFT, INC.
filed 2013-11-04
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34777
________________________________________________________________________
BroadSoft, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	52 2130962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9737 Washingtonian Boulevard, Suite 350 Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)
(301) 977-9440
Registrant’s telephone number, including area code:
(former name, former address and former fiscal year, if changed since last report)
________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on November 1, 2013, was 28,239,781.

BroadSoft, Inc.

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	41
ITEM 4. Controls and Procedures	41
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	42
ITEM 1A. Risk Factors	42
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3. Defaults Upon Senior Securities	42
ITEM 4. Mine Safety Disclosures	42
ITEM 5. Other Information	42
ITEM 6. Exhibits	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2
101. INS XBRL
101. SCH XBRL
101. CAL XBRL
101. DEF XBRL
101. LAB XBRL
101. PRE XBRL

Part I. Financial Information

Item 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$79,056	$90,545
Short-term investments	78,604	73,075
Accounts receivable, net of allowance for doubtful accounts of $150 and $139 at September 30, 2013 and December 31, 2012, respectively	44,936	48,980
Deferred tax assets	5,110	3,732
Other current assets	10,829	10,796
Total current assets	218,535	227,128
Long-term assets:
Property and equipment, net	9,097	7,361
Long-term investments	30,834	30,102
Restricted cash	582	584
Intangible assets, net	16,826	11,247
Goodwill	59,450	37,529
Other long-term assets	19,459	12,955
Total long-term assets	136,248	99,778
Total assets	$354,783	$326,906
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$15,518	$15,686
Notes payable and bank loans, current portion	—	555
Deferred revenue, current portion	52,214	49,368
Total current liabilities	67,732	65,609
Convertible senior notes	90,234	86,451
Notes payable and bank loans	—	414
Deferred revenue	5,472	11,781
Other long-term liabilities	2,584	1,416
Total liabilities	166,022	165,671
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at September 30, 2013 and December 31, 2012; 28,228,879 and 27,913,471 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	282	279
Additional paid-in capital	244,201	208,073
Accumulated other comprehensive loss	(2,227)	(3,008)
Accumulated deficit	(53,495)	(44,109)
Total stockholders’ equity	188,761	161,235
Total liabilities and stockholders’ equity	$354,783	$326,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenue:
License software	$21,518	$21,554	$67,059	$65,320
Subscription and maintenance support	17,694	15,375	49,185	41,542
Professional services and other	3,688	3,245	10,290	12,171
Total revenue	42,900	40,174	126,534	119,033
Cost of revenue:
License software	2,257	2,030	6,836	6,904
Subscription and maintenance support	5,622	3,667	15,015	10,512
Professional services and other	2,656	2,028	8,221	6,702
Total cost of revenue	10,535	7,725	30,072	24,118
Gross profit	32,365	32,449	96,462	94,915
Operating expenses:
Sales and marketing	15,117	11,396	44,382	34,076
Research and development	11,858	8,876	37,161	26,483
General and administrative	8,379	5,701	23,976	17,395
Total operating expenses	35,354	25,973	105,519	77,954
(Loss) income from operations	(2,989)	6,476	(9,057)	16,961
Other expense (income):
Interest income	(112)	(110)	(343)	(347)
Interest expense	1,926	1,737	5,532	5,156
Total other expense, net	1,814	1,627	5,189	4,809
(Loss) income before income taxes	(4,803)	4,849	(14,246)	12,152
(Benefit from) provision for income taxes	(749)	1,709	(4,860)	4,955
Net (loss) income	$(4,054)	$3,140	$(9,386)	$7,197
Net (loss) income per common share:
Basic	$(0.14)	$0.11	$(0.33)	$0.26
Diluted	$(0.14)	$0.11	$(0.33)	$0.25
Weighted average common shares outstanding:
Basic	28,160	27,673	28,063	27,487
Diluted	28,160	28,385	28,063	28,293
Stock-based compensation expense included above:
Cost of revenue	$1,290	$385	$3,556	$1,276
Sales and marketing	3,847	1,317	10,404	3,845
Research and development	3,371	1,040	9,858	2,940
General and administrative	2,457	584	6,904	2,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net (loss) income	$(4,054)	$3,140	$(9,386)	$7,197
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1,413	210	778	(480)
Unrealized gain on investments	108	35	3	56
Total other comprehensive (loss) income, net of tax	1,521	245	781	(424)
Comprehensive (loss) income	$(2,533)	$3,385	$(8,605)	$6,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2012	$161,235	27,913	$279	$208,073	$(3,008)	$(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(1,183)	316	3	(1,186)	—	—
Stock-based compensation expense	30,722	—	—	30,722	—	—
Tax windfall benefits on exercises of stock options and vesting of RSUs	6,592	—	—	6,592	—	—
Foreign currency translation adjustment	778	—	—	—	778	—
Unrealized gain on investments	3	—	—	—	3	—
Net loss	(9,386)	—	—	—	—	(9,386)
Balance September 30, 2013	$188,761	28,229	$282	$244,201	$(2,227)	$(53,495)
Balance December 31, 2011	$133,243	27,106	$271	$191,714	$(2,557)	$(56,185)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	832	705	7	825	—	—
Stock-based compensation expense	10,298	—	—	10,298	—	—
Tax shortfall on exercises of stock options	(61)	—	—	(61)	—	—
Foreign currency translation adjustment	(480)	—	—	—	(480)	—
Unrealized gain on investments	56	—	—	—	56	—
Net income	7,197	—	—	—	—	7,197
Balance September 30, 2012	$151,085	27,811	$278	$202,776	$(2,981)	$(48,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(9,386)	$7,197
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,495	3,668
Amortization of software licenses	2,240	1,913
Stock-based compensation expense	30,722	10,298
Provision for doubtful accounts	125	404
(Benefit from) provision for deferred income taxes	(4,827)	4,397
Excess tax benefit related to share-based compensation	(6,592)	—
Non-cash interest expense on convertible senior notes	4,088	3,801
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,847	5,109
Other current and long-term assets	1,173	(14,177)
Accounts payable, accrued expenses and other long-term liabilities	(2,063)	(1,587)
Current and long-term deferred revenue	(3,503)	(3,095)
Net cash provided by operating activities	22,319	17,928
Cash flows from investing activities:
Additions to property and equipment	(3,775)	(2,377)
Payments for acquisitions, net of cash acquired	(28,112)	(25,177)
Purchases of marketable securities	(92,596)	(113,977)
Proceeds from sale of marketable securities	—	3,000
Proceeds from maturities of marketable securities	86,335	118,378
Change in restricted cash	—	375
Net cash used in investing activities	(38,148)	(19,778)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,184	2,189
Taxes paid on vesting of RSUs	(2,367)	(1,922)
Excess tax benefit related to share-based compensation	6,592	—
Notes payable and bank loans—payments	(969)	(409)
Net cash provided by (used in) financing activities	4,440	(142)
Effect of exchange rate changes on cash and cash equivalents	(100)	129
Net decrease in cash and cash equivalents	(11,489)	(1,863)
Cash and cash equivalents, beginning of period	90,545	94,072
Cash and cash equivalents, end of period	$79,056	$92,209

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013.
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
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company’s financial position, results of operations or cash flows.
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance further requires that when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company’s financial position.

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

	September 30, 2013
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$60,825
Total cash equivalents		$60,825

U.S. agency notes	31 - 337 days	$38,640
Commercial paper	2 - 123 days	7,997
Corporate bonds	38 - 287 days	31,967
Total short-term investments		$78,604

U.S. agency notes	421 - 627 days	$13,014
Corporate bonds	366 - 564 days	17,820
Total long-term investments		$30,834

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$61,407	$61,407	$63,795	$63,795
Short and long-term investments	109,438	109,438	103,177	103,177
Total assets	$170,845	$170,845	$166,972	$166,972

* Includes $0.6 million of restricted cash as of September 30, 2013 and December 31, 2012 and excludes $18.2 million and $27.4 million of operating cash balances as of September 30, 2013 and December 31, 2012, respectively.
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

	September 30, 2013	Level 1	Level 2	Level 3
Money market funds	$60,825	$60,825	—	—
Certificates of deposit	582	582	—	—
Total cash equivalents and certificates of deposit*	61,407	61,407	—	—
U.S. agency notes	51,654	—	51,654	—
Commercial paper	7,997	—	7,997	—
Corporate bonds	49,787	—	49,787	—
Total investments	109,438	—	109,438	—
Total cash equivalents, certificates of deposit and investments	$170,845	$61,407	$109,438	$—

	December 31, 2012	Level 1	Level 2	Level 3
Money market funds	$63,189	$63,189	—	—
Certificates of deposit	606	606	—	—
Total cash equivalents and certificates of deposit*	63,795	63,795	—	—
U.S. agency notes	43,767	—	43,767	—
Commercial paper	27,489	—	27,489	—
Corporate bonds	31,921	—	31,921	—
Total investments	103,177	—	103,177	—
Total cash equivalents, certificates of deposit and investments	$166,972	$63,795	$103,177	$—

* Includes $0.6 million of restricted cash as of September 30, 2013 and December 31, 2012 and excludes $18.2 million and $27.4 million of operating cash balances as of September 30, 2013 and December 31, 2012, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2013 and 2012, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

4. Acquisitions
HIPCOM
On August 12, 2013, the Company completed its acquisition of all outstanding shares of Hosted IP Communications (Europe) Limited ("HIPCOM"), a provider of hosted business VoIP services. The acquisition enables the Company to extend its BroadCloud delivery platform to customers in the United Kingdom and Europe. The total cash consideration paid for HIPCOM was $26.3 million. The Company funded the acquisition with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
The condensed consolidated financial statements include the results of HIPCOM from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of August 12, 2013 (in thousands):

Cash and cash equivalents	$216
Accounts receivable	928
Other current assets	475
Property and equipment	311
Trade name	310
Customer relationships	6,663
Developed technology	465
Goodwill	18,526
Deferred tax liability, net	(799)
Accounts payable and accrued expenses	(752)
Total consideration	$26,343
The trade name represents the fair value of the HIPCOM trade name that the Company intends to use for a fixed period of time. Customer relationships represent the fair value of the underlying relationships and agreements with HIPCOM customers. Developed technology represents the fair value of HIPCOM's intellectual property. The trade name, customer relationships, and developed technology are being amortized on a straight-line basis over a period of one year, seven years and two years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately six years.
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $18.5 million was recorded as goodwill. The initial purchase price allocation is preliminary as of September 30, 2013. Changes to amounts recorded as assets or liabilities as additional information is received may result in a corresponding adjustment to goodwill. The goodwill balance is attributable to the assembled workforce and the expected synergies, including complementary products that enhance the Company's overall product portfolio. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Pro Forma Financial Information for Acquisition of HIPCOM (unaudited)
HIPCOM contributed revenue of $0.9 million and a net loss of $0.1 million for the period from the date of acquisition to September 30, 2013.
The unaudited pro forma statement of operations data below gives effect to the acquisition of HIPCOM as if it had occurred on January 1, 2012. The following data includes adjustments for amortization of intangible assets and acquisition costs. This pro forma data is presented for information purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012.

	Three Months Ended September 30,		Nine Months Ending September 30,
	2013	2012	2013	2012
	(In thousands except per share data)
Revenue	$43,471	$41,477	$130,015	$122,662
Net (loss) income	(3,515)	2,971	(8,945)	6,157
Net (loss) income per common share, basic	$(0.12)	$0.11	$(0.32)	$0.22
Net (loss) income per common share, diluted	$(0.12)	$0.10	$(0.32)	$0.22

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2012, gross	$37,529
Accumulated impairment loss	—
Balance as of December 31, 2012, net	37,529
Increase in goodwill related to acquisitions	20,667
Other	1,254
Balance as of September 30, 2013, gross	59,450
Accumulated impairment loss	—
Balance as of September 30, 2013, net	$59,450

The increase in “goodwill related to acquisitions” consists of $18.5 million of goodwill related to the acquisition of HIPCOM and $2.1 million of goodwill related to the acquisition of a development services company in September 2013. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.

6. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
License software	$14,515	$18,375
Subscription and maintenance support	33,579	35,701
Professional services and other	9,592	7,073
Total	$57,686	$61,149

Current portion	$52,214	$49,368
Non-current portion	5,472	11,781
Total	$57,686	$61,149

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
Amortization expense related to these agreements was approximately $1.9 million for each of the nine months ended September 30, 2013 and 2012.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of September 30, 2013, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
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
The fair value of the Notes as of September 30, 2013 and December 31, 2012 was $133.2 million and $135.8 million, respectively. The carrying amount of the equity component of the Notes was $29.8 million at September 30, 2013. The unamortized offering costs at September 30, 2013 were $1.9 million which is being amortized as interest expense through the July 2018 maturity date of the Notes. The remaining $1.4 million of offering costs were allocated to the equity component.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	September 30, 2013	December 31, 2012
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(29,766)	(33,549)
Net carrying amount of convertible debt	$90,234	$86,451

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual interest expense	$450	$450	$1,350	$1,350
Amortization of debt issuance costs	101	102	304	304
Accretion of debt discount	1,281	1,185	3,784	3,497
Net interest expense	$1,832	$1,737	$5,438	$5,151
Installment Loans
In connection with the acquisition of Movial Applications, Inc. in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which loans were repaid in full by the Company during the three months ended September 30, 2013. The loans were governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding and were used to fund approved research and development projects. The repayment terms were determined on a per project basis and the interest rate on each was variable, with the interest rate equal to three percent at the time of repayment. As of December 31, 2012, the aggregate balance of the loans was approximately $1.0 million.
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at September 30, 2013, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of September 30, 2013 were as follows (in thousands):

2013 - 2016	$—
2017 and thereafter	120,000
$120,000

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

9. Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”). On January 1, 2012 and 2013, 1,219,787 and 1,250,000 shares, respectively, were added to the 2009 Plan. At September 30, 2013, the Company had 244,399 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$2,020	$1,506	$6,463	$4,568
Restricted stock units	7,534	1,750	20,706	5,640
Performance stock units	1,411	70	3,553	90
Total recognized stock-based compensation expense	$10,965	$3,326	$30,722	$10,298
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2012	1,474,346	$23.50
Granted	481,905
Exercised	(168,774)
Forfeited	(72,578)
Balance, September 30, 2013	1,714,899	$27.42	8.17	$17,171

Vested at September 30, 2013	657,522	$17.54	6.83	$12,978

Exercisable at September 30, 2013	657,522	$17.54	6.83	$12,978

The Company granted 481,905 stock options during the nine months ended September 30, 2013 and 334,100 stock options during the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and September 30, 2012, the intrinsic value of stock options exercised was $4.2 million and $19.9 million, respectively, and cash received from stock options exercised was $1.2 million and $2.2 million, respectively. At September 30, 2013, unrecognized stock-based compensation expense related to unvested options was $10.6 million, which is scheduled to be recognized over a weighted average period of 1.51 years.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	638,299	$34.22
Granted	1,426,695	32.64
Vested	(226,328)	32.66
Forfeited	(68,893)	32.66
Balance, September 30, 2013	1,769,773	$33.23

During the nine months ended September 30, 2013, the Company granted 1,418,848 RSUs to certain officers and employees, which vest over four years following the vesting commencement date, and granted 7,847 RSUs to certain directors that vest quarterly through December 31, 2013. During the nine months ended September 30, 2012, the Company granted an aggregate of 318,525 RSUs to certain officers and employees, which vest over four years following the vesting commencement date and 16,003 RSUs to certain officers that were fully vested at the date of grant. In addition during such nine month period, the Company granted 12,234 RSUs to certain directors that vested in equal quarterly installments through December 31, 2012. At September 30, 2013, unrecognized stock-based compensation expense related to unvested RSUs was $29.2 million, which is scheduled to be recognized over a weighted average period of 1.54 years.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	10,000	$39.86
Granted	382,500	28.72
Vested	—	—
Forfeited	—	—
Balance, September 30, 2013	392,500	$29.00

During the nine months ended September 30, 2013, the Company granted 382,500 PSUs to certain officers, which vest over four years, subject to the satisfaction of performance conditions based upon the trading price of our common stock. During the nine months ended September 30, 2012, the Company granted 55,000 PSUs to certain officers subject to the recipients’ satisfying the performance criteria of the awards, of which 10,000 PSUs met the criteria and are scheduled to vest on December 31, 2013. At September 30, 2013, unrecognized stock-based compensation expense related to unvested PSUs was $5.7 million, which is scheduled to be recognized over a weighted average period of 1.56 years.
Tax Benefits
As of September 30, 2013, the balance of the Company’s additional paid-in capital pool related to tax windfall benefits from stock option exercises was $6.6 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $62.1 million and $77.6 million at September 30, 2013 and December 31, 2012, respectively.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The effective tax rate was 34.0% and 41.2% for the nine months ended September 30, 2013 and 2012, respectively. Our provision for income taxes differs from the computed U.S. statutory rate due primarily to research and business credits and a valuation allowance in certain foreign jurisdictions. For the three and nine months ended September 30, 2013, the Company had a tax benefit of $0.7 million and $4.9 million, respectively. For the three and nine months ended September 30, 2012, the Company had an expense of $1.7 million and $5.0 million, respectively.
As of September 30, 2013, the Company had U.S. net operating loss carryforwards of approximately $72.7 million, foreign net operating loss carryforwards of approximately $19.9 million and domestic and foreign research and experimentation tax credit carryforwards of $3.7 million. Certain net operating losses expire in 2014, although the Company expects to utilize them prior to their expiration. The earliest net operating loss with a deferred tax asset established expires in 2019. The utilization of domestic and foreign net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes, including as a result of acquisitions, as provided by the local tax law. The Company has not recorded a deferred tax liability for undistributed earnings of $4.1 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net (loss) income represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30, 2013
	2013	2012	2013	2012
	(In thousands, except per share data)
Net (loss) income	$(4,054)	$3,140	$(9,386)	$7,197
Weighted average basic common shares outstanding	28,160	27,673	28,063	27,487
Dilutive effect of stock-based awards	N/A	712	N/A	806
Weighted average diluted common shares outstanding	28,160	28,385	28,063	28,293
(Loss) earnings per share:
Basic	$(0.14)	$0.11	$(0.33)	$0.26
Diluted	$(0.14)	$0.11	$(0.33)	$0.25
N/A – Not applicable because the effect was anti-dilutive given the Company’s losses during the period.
Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three and nine months ended September 30, 2013 and 2012.
For the three and nine months ended September 30, 2013, share equivalents were not included in the computation of diluted earnings per share as the effect was anti-dilutive given the Company’s losses for these periods. For the three and nine months ended September 30, 2012, certain options to purchase common stock were not included in the computation of diluted earnings per share as their effect was anti-dilutive because their exercise prices exceeded the average market price of the Company’s common stock during the periods. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was 2,083,847 and 592,394 for the three months ended September 30, 2013 and 2012, respectively, and 1,738,002 and 501,263 for the nine months ended September 30, 2013 and 2012, respectively.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

13. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer (the “CEO”). The CEO reviews financial information presented on a consolidated basis, along with information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Discrete information on a geographic basis, except for revenue, is not provided below the consolidated level to the CEO. The Company has concluded that it operates in one segment and has provided the required enterprise-wide disclosures.
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2013
	2013	2012	2013	2012
Revenue:
United States	$23,758	$21,769	$73,732	$70,639
EMEA	10,625	13,435	29,269	28,937
APAC	5,970	2,983	16,290	11,514
Other	2,547	1,987	7,243	7,943
Total Revenue	$42,900	$40,174	$126,534	$119,033

	September 30, 2013	December 31, 2012
Long-Lived Assets, net
United States	$26,968	$19,289
EMEA	1,159	496
APAC	339	141
Other	672	344
Total Long-Lived Assets, net	$29,138	$20,270

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
BroadWorks
Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of hosted communications offerings, such as hosted PBX (also referred to as hosted IP Centrex), voice and video calling, SIP Trunking, voice and video mail, call center and audio conferencing, as well as 4G or LTE offerings. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control, voice, video and messaging communications through a service provider’s IP-based network. We enable carriers to offer hosted PBX and other UC services across their broadband and wireless networks and through a broad range of smartphones, tablets, laptops and other end-user devices. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.
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
BroadCloud
BroadCloud services are offerings hosted and managed by us, and resold by service providers under their brand. The key objectives of providing these services from our own BroadCloud network include expediting our service provider customers’ time to market and enabling our service provider customers to access our BroadWorks and UC capabilities on a service basis.
Our BroadCloud PBX enables our service provider customers to provide BroadWorks-based hosted PBX offerings to their enterprise customers. We also provide additional UC offerings such as web collaboration, video conferencing, instant messaging, or IM, and presence on a cloud basis. We also offer our BroadCloud PBX and web collaboration services directly to enterprises. Typically, we are paid a monthly recurring fee for providing BroadCloud services. Although we do not derive a significant portion of our revenues from BroadCloud services, we believe there is a growing acceptance by service providers of cloud-type service offerings. We believe that our BroadCloud offerings enable us to expand our revenue opportunities with our customers.
BroadTouch
BroadTouch client communications applications allow service providers to put the power of voice, video and our other UC services in the hands of the end-user across a broad array of smartphone, tablet, laptop and other end-user devices.
With our UC-One offering, a set of bundled UC services that combines the power of BroadWorks, BroadTouch and BroadCloud enabled Unified Communications into a seamless and consistent end-user experience, service providers can offer their customers the ability to communicate using one familiar user interface from any of the user’s devices, simplifying access to a fully integrated UC experience including voice, video, messaging, conferencing and collaboration. Our UC-One offerings are optimized for a range of broadband, WiFi and 3G, 4G and mobile networks.
We were incorporated in Delaware in 1998 and we began selling BroadWorks in 2001. Over 520 service providers in more than 69 countries have purchased and/or are delivering services utilizing our software, including 19 of the top 25 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2012. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.
Industry
We believe telecommunications service providers are replacing their legacy circuit switched networks as they migrate to IP-based networks and are making these transitions so they can offer enhanced UC services in addition to traditional voice services. These service providers are facing significant challenges to their traditional business models, including declining revenues in their legacy businesses, rapidly evolving customer communications demands and the need to generate returns on their increasing investments in IP-based networks. Historically, service providers derived much of their revenue from providing reliable voice and high-speed data access. However, these legacy services have been increasingly commoditized as technological and regulatory changes have brought increased competition and lower prices. At the same time, enterprises and consumers have started to seek new and enhanced cloud-based communications services, which can provide service providers with opportunities to counter falling legacy revenues and increase subscriber growth. Service providers are using both their existing IP-based networks and third-party cloud-based platforms to deliver these services to their customers.
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

▪
Assisting our current service provider customers sell more of their currently-deployed BroadWorks, BroadCloud and BroadTouch offerings. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

▪
Selling new applications and features to our current service provider customers. Although our initial engagement with a service provider may be for a single initiative or business unit, once a service provider deploys services using our core applications communications platform, we believe we are well-positioned to sell additional applications and features to that service provider, as software (BroadWorks and BroadTouch) and/or through our BroadCloud services delivery platform. These BroadSoft service offerings can be tied together with service provider-branded BroadTouch mobile smartphone, tablet, and personal computer clients. In 2013, we have increasingly focused our selling efforts on our existing customers by, for example, increasing our go-to-market assistance to such service providers to help them accelerate the growth of their UC offerings.

▪
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
During 2013, we have focused on and expect to continue to address, what we see as the trend towards cloud-based and hosted communications. In 2013, we have also grown, and we expect to continue to grow, our strategic investments in research and development and we have increased, and expect to continue to increase, our headcount to support our product offerings and our go-to-market efforts. We have invested, and plan to continue to invest in and expand our investment in BroadCloud PBX, our cloud-based PBX offering. BroadCloud permits our service providers to offer BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users. During the quarter ended September 30, 2013, we extended BroadCloud PBX to the United Kingdom and Europe by completing the acquisition of Hosted IP Communications (Europe) Limited, or HIPCOM, a leading United Kingdom Communications-as-a-Service (CaaS) provider.

We believe that converged and mobile operators will continue to seek UC solutions to deliver to their enterprise customer base. Our UC-One platform, which we introduced in October 2012, seeks to address this evolution and allows service providers and operators to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed line or wireless access. Recognizing the importance of mobile, we have architected mobility into our solutions and products and have made integrating with existing mobile networks simple and a core competency of our platform. We have optimized our client, cloud and software solutions to enable mobility in all of our services, across a wide range of devices.
In the quarter ended September 30, 2013, we saw, and for the fourth quarter of 2013, we expect to continue to see, our enterprise-based applications business grow more quickly than our consumer applications. This is driven by both increasing market acceptance of hosted Unified Communications, as well as a deceleration of our consumer business due to, we believe, a transition by service providers in their investment in consumer IP networks from their fixed line offerings to LTE. We continue to believe that we will have the opportunity for renewed growth in our consumer business once a greater number of service providers begin to deploy VoLTE, which we believe could begin as early as 2014. Although we realized our first consumer VoLTE win during the third quarter of 2013, we do not believe we will see any significant revenue from this agreement until sometime in 2014 at the earliest.
Management also analyzes trends with respect to revenue plus net change in deferred revenue, as we believe this metric is a key indicator of growth and performance of our business and reflects the level of selling activity in any particular time frame. We expect to continue to experience growth in revenue, driven by the growth of existing BroadWorks-based applications, the deployment of new BroadWorks applications and the adoption of BroadCloud PBX. Most of our revenue is from our existing customers, and we expect this trend to continue during the fourth quarter of 2013. We have increasingly focused our selling efforts on our existing customers by, for example, increasing our go-to-market assistance to such service providers to help them accelerate the growth of their UC offerings.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended September 30, 2013 include:

•	Total revenue increased by $2.7 million or 7%, to $42.9 million, compared to $40.2 million in the quarter ended September 30, 2012;

•	Gross profit was $32.4 million, or 75% of revenue, compared to $32.4 million, or 81% of revenue, in the quarter ended September 30, 2012;

•	Loss from operations was $3.0 million, compared to income of $6.5 million in the quarter ended September 30, 2012;

•	Net loss was $4.1 million compared to net income of $3.1 million for the quarter ended September 30, 2012;

•	Net loss per diluted share was $0.14 per share compared to net income per diluted share of $0.11 per share in the quarter ended September 30, 2012;

•	Revenue plus net change in deferred revenue decreased by 13% to $39.6 million, compared to $45.4 million in the quarter ended September 30, 2012;

•	Deferred revenue decreased by $3.3 million, compared to an increase of $5.2 million in the quarter ended September 30, 2012; and

•	Cash provided by operating activities was $13.9 million, compared to $9.7 million in the quarter ended September 30, 2012.
Some of our key non-GAAP financial highlights for the quarter ended September 30, 2013 include:

•	Non-GAAP gross profit increased to $34.7 million, or 81% of revenue, compared to $33.6 million, or 84% of revenue, in the quarter ended September 30, 2012;

•	Non-GAAP operating income decreased to $9.0 million, or 21% of revenue, compared to $10.5 million, or 26% of revenue, in the quarter ended September 30, 2012;

•	Non-GAAP net income decreased to $8.4 million, or 20% of revenue, compared to $10.0 million, or 25% of revenue, in the quarter ended September 30, 2012; and

•	Non-GAAP net income per diluted share decreased to $0.29 per common share, compared to $0.36 per common share in the quarter ended September 30, 2012.
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
Our total revenue consists of the following:
License software. We derive license software revenue from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of September 30, 2013, our deferred license software revenue balance was $14.5 million, the current portion of which was $12.4 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of September 30, 2013, our deferred subscription and maintenance support revenue balance was $33.6 million, the current portion of which was $30.5 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of September 30, 2013, our deferred professional services and other revenue balance was $9.6 million, the current portion of which was $9.3 million.
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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning of period deferred revenue balance	$60,966	$48,794	$61,149	$57,136
End of period deferred revenue balance	57,686	54,041	57,686	54,041
(Decrease) increase in deferred revenue	(3,280)	5,247	(3,463)	(3,095)
Revenue	42,900	40,174	126,534	119,033
Revenue plus net change in deferred revenue	$39,620	$45,421	$123,071	$115,938
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew to 687 employees at September 30, 2013 from 611 employees at December 31, 2012, and we expect to continue to hire new employees to support our anticipated growth.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. In the first nine months of 2013, sales and marketing expenses grew as a percentage of revenue compared with the same period in 2012, and we expect that for the fourth quarter of 2013, sales and marketing expenses, as a percentage of total revenue, will continue to be above such percentage in the corresponding period of 2012. Over the long term, we expect sales and marketing expenses to grow but to decrease as a percentage of total revenue as sales grow.

Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future, but over the long-term to decrease as a percentage of total revenue as sales grow. In the first nine months of 2013, research and development expenses grew as a percentage of revenue compared with the same period in 2012, and we expect that for the fourth quarter of 2013, research and development expenses will as a percentage of total revenue continue to be above such percentage in the corresponding period of 2012. Over the long term, we expect research and development expenses to grow but to decrease as a percentage of total revenue as sales grow.
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. In the first nine months of 2013, general and administrative expenses grew as a percentage of revenue compared with the same period in 2012, and we expect that for the fourth quarter of 2013, general and administrative expenses, as a percentage of total revenue, will continue to be above such percentage in the corresponding period of 2012. Over the long term, we expect general and administrative expenses to grow, but to decrease as a percentage of total revenue as sales grow.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. Generally, stock-based compensation has been the fastest growing component of our employee-related expenses. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the three months ended September 30, 2013 and 2012, we recorded stock-based compensation expense of $11.0 million and $3.3 million, respectively. For the nine months ended September 30, 2013 and 2012, we recorded stock-based compensation expense of $30.7 million and $10.3 million, respectively.
Based on stock options and other equity awards outstanding as of September 30, 2013, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $45.5 million over a weighted average period of approximately 1.54 years.
Other Expense (Income), Net
Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or Notes, five installment loans with Tekes that were paid in full in September 2013 and an installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America, that was paid in full in March 2012.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended September 30, 2013, we have net operating loss carryforwards to utilize in the U.S.
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

In March 2013, the Financial Accounting Standards Board, or FASB, issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that the adoption of this standard will have a significant impact on our financial position, results of operations or cash flows.
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance further requires that when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that the adoption of this standard will have a significant impact on our financial position.
Results of Operations
Comparison of the Three Months Ended September 30, 2013 and 2012
Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$21,518	50%	$21,554	54%	$(36)	*
Subscription and maintenance support	17,694	41	15,375	38	2,319	15
Professional services and other	3,688	9	3,245	8	443	14
Total revenue	$42,900	100%	$40,174	100%	$2,726	7%

Revenue by Geography:
Americas	$26,305	61%	$23,756	59%	$2,549	11%
EMEA	10,625	25	13,435	34	(2,810)	(21)
APAC	5,970	14	2,983	7	2,987	100
Total revenue	$42,900	100%	$40,174	100%	$2,726	7%

*	Less than 1%
Total revenue for the three months ended September 30, 2013 increased by 7%, or $2.7 million, to $42.9 million, compared to the same period in 2012. This growth was driven by a 15% increase in subscription and maintenance support revenue and a 14% increase in professional services and other revenue. Deferred revenue decreased by $3.3 million for the three months ended September 30, 2013, compared to an increase of $5.2 million for the same period in 2012.
Revenue from the Americas for the three months ended September 30, 2013 increased by 11%, or $2.5 million, to $26.3 million compared to the same period in 2012. The increase in the Americas revenue for the three months ended September 30, 2013 was primarily due to an increase in SIP Trunking and hosted UC software license revenues, subscription revenue associated with our BroadCloud platform and maintenance and support revenue. This increase was partially offset by a decrease in consumer applications software license revenue. Europe, Middle East and Africa, or EMEA, revenue for the three months ended September 30, 2013 decreased 21%, or $2.8 million, to $10.6 million compared to the same period in 2012. The decrease in EMEA revenue for the three months ended September 30, 2013 was primarily due to the recognition of revenue in the three months ended September 30, 2012 on an order that had been deferred in prior quarters. This decrease was partially offset by an increase in subscription and maintenance support revenue in EMEA. Asia Pacific, or APAC, revenue for the three months ended September 30, 2013 increased by 100%, or $3.0 million, to $6.0 million compared to the same period in 2012. The increase in

APAC revenue for the three months ended September 30, 2013 was primarily attributed to an increase in license software revenue and related maintenance and professional services revenue.
License Software
License software revenue for the three months ended September 30, 2013 remained approximately unchanged at $21.5 million, compared to the same period in 2012. License software revenue for the three months ended September 30, 2013 reflected growth in software license revenue in the Americas and APAC, offset by a decrease in license software revenue in EMEA. Deferred license software revenue decreased by $2.7 million for the three months ended September 30, 2013, compared to an increase of $5.5 million for the same period in 2012.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended September 30, 2013 increased by 15%, or $2.3 million, to $17.7 million, compared to the same period in 2012. The increase in subscription and maintenance support revenue for the three months ended September 30, 2013 was the result of growth in our subscription revenue associated with our BroadCloud platform, including contributions from recent acquisitions, which increased 63% from the same period in 2012, and in our installed base of customers who purchased maintenance support services. Deferred subscription and maintenance support revenue decreased by $2.7 million for the three months ended September 30, 2013, compared to a decrease of $1.2 million for the same period in 2012.
Professional Services and Other
Professional services and other revenue for the three months ended September 30, 2013 increased by 14%, or $0.4 million, to $3.7 million, compared to the same period in 2012. The increase in professional services and other revenue for the three months ended September 30, 2013 was primarily due to the timing of revenue recognition on orders. Deferred professional services and other revenue increased by $2.1 million for the three months ended September 30, 2013, compared to an increase of $1.0 million for the same period in 2012.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,257	10%	$2,030	9%	$227	11%
Subscription and maintenance support	5,622	32	3,667	24	1,955	53
Professional services and other	2,656	72	2,028	62	628	31
Total cost of revenue	$10,535	25%	$7,725	19%	$2,810	36%
Gross Profit:
License software	$19,261	90%	$19,524	91%	$(263)	*
Subscription and maintenance support	12,072	68	11,708	76	364	3
Professional services and other	1,032	28	1,217	38	(185)	(15)
Total gross profit	$32,365	75%	$32,449	81%	$(84)	*

*	Less than 1%
For the three months ended September 30, 2013, gross margin decreased to 75% of revenue, compared to 81% for the same period in 2012, and our gross profit remained approximately unchanged at $32.4 million. License software gross profit remained approximately unchanged compared to the same period in 2012. We experienced an increase of 3% in subscription and maintenance support gross profit, which was partially offset by a decrease of 15% in professional services and other gross profit for the three months ended September 30, 2013.

For the three months ended September 30, 2013, license software gross margin decreased to 90% as compared to 91% in the same period in 2012. License software cost of revenue increased by 11% to $2.3 million for the three months ended September 30, 2013, compared to the same period in 2012. The increase in license software cost of revenue was primarily due to an increase of $0.2 million related to stock-based compensation expense.
For the three months ended September 30, 2013, subscription and maintenance support gross margin decreased to 68% compared to 76% for the same period in 2012. Our subscription and maintenance support gross profit increased by 3% to $12.1 million. Subscription and maintenance support cost of revenue increased by 53% to $5.6 million for the three months ended September 30, 2013, compared to the same period in 2012. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $1.3 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $0.5 million related to stock-based compensation expense, and an increase of $0.3 million in amortization of acquired intangible assets. The increase in headcount was reflective of our continued investment in our product offerings, primarily our BroadCloud offering, as well as the impact of the acquisitions we made during 2012 and 2013.
For the three months ended September 30, 2013, professional services and other gross margin decreased to 28% compared to 38% for the same period in 2012. Our professional services and other gross profit decreased by 15% to $1.0 million. Professional services and other cost of revenue increased by 31% to $2.7 million for the three months ended September 30, 2013, compared to the same period in 2012. The increase in professional services and other cost of revenue was mainly due to an increase of $0.3 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $0.2 million related to stock-based compensation expense.
Operating Expenses

	Three Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$15,117	35%	$11,396	28%	$3,721	33%
Research and development	11,858	28	8,876	22	2,982	34
General and administrative	8,379	19	5,701	15	2,678	47
Total operating expenses	$35,354	82%	$25,973	65%	$9,381	36%
Sales and Marketing. Sales and marketing expense increased by 33%, or $3.7 million, to $15.1 million for the three months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an increase of $2.8 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $2.5 million related to stock-based compensation expense.
Research and Development. Research and development expense increased by 34%, or $3.0 million, to $11.9 million for the three months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an increase of $2.6 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $2.3 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, as well as the impact of the acquisitions we made during 2012 and 2013.
General and Administrative. General and administrative expense increased by 47%, or $2.7 million, to $8.4 million for the three months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an increase of $2.0 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $1.9 million related to stock-based compensation expense.
(Loss) Income from Operations
We had a loss from operations of $3.0 million for the three months ended September 30, 2013, as compared to income from operations of $6.5 million for the same period in 2012.

Other Expense (Income)

	Three Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(112)	*	$(110)	*	$(2)	2%
Interest expense	1,926	4%	1,737	4%	189	11%
Total other expense, net	$1,814	4%	$1,627	4%	$187	11%

*	Less than 1%
Interest expense for the three months ended September 30, 2013 increased by $0.2 million, compared to the same period in 2012.
(Benefit From) Provision For Income Taxes
Benefit from income tax was $0.7 million for the three months ended September 30, 2013, compared to a provision for income tax of $1.7 million for the same period in 2012. The income tax benefit for the three months ended September 30, 2013 was the result of incurring a pre-tax loss for the period, compared to pre-tax income in the same period in 2012. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and the recognition of certain research and development credits.
Comparison of the Nine Months Ended September 30, 2013 and 2012
Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$67,059	53%	$65,320	55%	$1,739	3%
Subscription and maintenance support	49,185	39	41,542	35	7,643	18
Professional services and other	10,290	8	12,171	10	(1,881)	(15)
Total revenue	$126,534	100%	$119,033	100%	$7,501	6%

Revenue by Geography:
Americas	$80,975	64%	$78,582	66%	$2,393	3%
EMEA	29,269	23	28,937	24	332	1
APAC	16,290	13	11,514	10	4,776	41
Total revenue	$126,534	100%	$119,033	100%	$7,501	6%
Total revenue for the nine months ended September 30, 2013 increased by 6%, or $7.5 million, to $126.5 million, compared to the same period in 2012. This growth was driven by a 3% increase in license software revenue and an 18% increase in subscription and maintenance support revenue, which was partially offset by a 15% decrease in professional services and other revenue. Deferred revenue decreased by $3.5 million for the nine months ended September 30, 2013, compared to a decrease of $3.1 million for the same period in 2012.

Revenue from the Americas for the nine months ended September 30, 2013 increased by 3%, or $2.4 million, to $81.0 million, compared to the same period in 2012. The increase in the Americas revenue for the nine months ended September 30, 2013 was primarily due to SIP Trunking and hosted UC software license revenue, subscription revenue associated with our BroadCloud platform and maintenance and support revenue. This increase was partially offset by a decrease in consumer applications software licenses revenue. EMEA revenue for the nine months ended September 30, 2013 increased by 1%, or $0.3 million, to $29.3 million compared to the same period in 2012. The increase in EMEA revenue for the nine months ended September 30, 2013 was due to growth in maintenance support revenue due to an increase in software sales. This increase was partially offset by a decrease in license software revenue that was primarily due to the recognition of revenue in the same period in 2012 of an order that had been deferred. APAC revenue for the nine months ended September 30, 2013 increased by 41%, or $4.8 million, to $16.3 million compared to the same period in 2012. The increase in APAC revenue for the nine months ended September 30, 2013 was primarily due to growth in software license revenue and maintenance support revenue, partially offset by a decrease in professional services revenue.
License Software
License software revenue for the nine months ended September 30, 2013 increased by 3%, or $1.7 million, to $67.1 million, compared to the same period in 2012. License software revenue for the nine months ended September 30, 2013 reflected growth in license software revenue in the Americas and APAC, partially offset by a decrease in license software revenue in EMEA. Deferred license software revenue decreased by $3.9 million for the nine months ended September 30, 2013, compared to a decrease of $2.2 million for the same period in 2012.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the nine months ended September 30, 2013 increased by 18%, or $7.6 million, to $49.2 million, compared to the same period in 2012. The increase in subscription and maintenance support revenue for the nine months ended September 30, 2013 was the result of growth in our subscription revenue associated with our BroadCloud platform, including contributions from recent acquisitions, which increased 78% from the same period in 2012, and growth in our installed based of customers who purchase maintenance support. Deferred subscription and maintenance support revenue decreased by $2.1 million for the nine months ended September 30, 2013, compared to a $1.0 million decrease for the same period in 2012.
Professional Services and Other
Professional services and other revenue for the nine months ended September 30, 2013 decreased by 15%, or $1.9 million to $10.3 million, compared to the same period in 2012. The decrease in professional services and other revenue for the nine months ended September 30, 2013 was primarily due to the timing of revenue recognition on orders. Deferred professional services and other revenue increased by $2.5 million for the nine months ended September 30, 2013, compared to a $0.1 million increase for the same period in 2012.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$6,836	10%	$6,904	11%	$(68)	*
Subscription and maintenance support	15,015	31	10,512	25	4,503	43
Professional services and other	8,221	80	6,702	55	1,519	23
Total cost of revenue	$30,072	24%	$24,118	20%	$5,954	25%
Gross Profit:
License software	$60,223	90%	$58,416	89%	$1,807	3%
Subscription and maintenance support	34,170	69	31,030	75	3,140	10
Professional services and other	2,069	20	5,469	45	(3,400)	(62)
Total gross profit	$96,462	76%	$94,915	80%	$1,547	2%

*	Less than 1%
For the nine months ended September 30, 2013, gross margin decreased to 76% of revenue, compared to 80% for the same period in 2012, and our gross profit increased by 2%, or $1.5 million, to $96.5 million. We experienced an increase of 3% in license software gross profit and an increase of 10% in subscription and maintenance support gross profit, which was partially offset by a decrease of 62% in professional services and other gross profit for the nine months ended September 30, 2013. The total gross profit increase was primarily due to growth in license software and subscription and maintenance support revenue, relative to the cost of revenue.
For the nine months ended September 30, 2013, license software gross margin increased to 90% as compared to 89% in the same period in 2012, and license software gross profit increased by 3% to $60.2 million. License software cost of revenue remained relatively unchanged for the nine months ended September 30, 2013, compared to the same period in 2012.
For the nine months ended September 30, 2013, subscription and maintenance support gross margin decreased to 69% compared to 75% for the same period in 2012. Our subscription and maintenance support gross profit increased by 10% to $34.2 million. Subscription and maintenance support cost of revenue increased by 43% to $15.0 million for the nine months ended September 30, 2013, compared to the same period in 2012. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $2.7 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $1.4 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, primarily our BroadCloud offering, as well as the impact of the acquisitions we made during 2012 and 2013. The increase was also due to a $0.7 million increase in line-cost expenses and a $0.9 million increase in amortization of acquired intangible assets. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.
For the nine months ended September 30, 2013, professional services and other gross margin decreased to 20% compared to 45% for the same period in 2012. Our professional services and other gross profit decreased by 62% to $2.1 million. Professional services and other cost of revenue increased by 23% to $8.2 million for the nine months ended September 30, 2013, compared to the same period in 2012. The increase in professional services and other support cost of revenue was primarily due to an increase of $1.2 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $0.5 million related to stock-based compensation expense.

Operating Expenses

	Nine Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$44,382	35%	$34,076	28%	$10,306	30%
Research and development	37,161	29	26,483	22	10,678	40
General and administrative	23,976	19	17,395	15	6,581	38
Total operating expenses	$105,519	83%	$77,954	65%	$27,565	35%
Sales and Marketing. Sales and marketing expense increased by 30%, or $10.3 million, to $44.4 million for the nine months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an increase of $9.0 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $6.6 million related to stock-based compensation expense.
Research and Development. Research and development expense increased by 40%, or $10.7 million, to $37.2 million for the nine months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an increase of $10.3 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $6.9 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, as well as the impact of the acquisitions we made during 2012 and 2013.
General and Administrative. General and administrative expense increased by 38%, or $6.6 million, to $24.0 million for the nine months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an increase of $5.5 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $4.7 million was related to stock-based compensation expense.
(Loss) Income from Operations
We had a loss from operations of $9.1 million for the nine months ended September 30, 2013, as compared to income from operations of $17.0 million for the same period in 2012.
Other Expense (Income)

	Nine Months Ended September 30,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(343)	*	$(347)	*	$4	(1)%
Interest expense	5,532	4%	5,156	4%	376	7%
Total other expense, net	$5,189	4%	$4,809	4%	$380	8%

*	Less than 1%
Interest expense for the nine months ended September 30, 2013 increased by $0.4 million, compared to the same period in 2012.
(Benefit From) Provision For Income Taxes
Benefit from income tax was $4.9 million for the nine months ended September 30, 2013, compared to a provision for income tax of $5.0 million for the same period in 2012. The income tax benefit for the nine months ended September 30, 2013 was the result of incurring a pre-tax loss during the period, compared to pre-tax income in the same period in 2012. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and the recognition of certain research and development credits.

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

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$79,056	$90,545
Accounts receivable, net	44,936	48,980
Working capital	150,803	161,519

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$22,319	$17,928
Investing activities	(38,148)	(19,778)
Financing activities	4,440	(142)
Our cash and cash equivalents at September 30, 2013 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.6 million at September 30, 2013 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.
Operating Activities
For the nine months ended September 30, 2013, net cash provided by operating activities was $22.3 million, compared to cash provided of $17.9 million for the same period in 2012. The increase was primarily due to a $6.8 million increase from the aggregate changes in non-cash items and a $15.4 million increase from the change in other current and long-term assets, partially offset by a decrease in net income of $16.6 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, non-cash interest on convertible debt, amortization of software licenses, tax windfall benefits from stock option exercises and change in deferred income taxes.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the nine months ended September 30, 2013, net cash used in investing activities was $38.1 million, compared to $19.8 million for the same period in 2012. This increase was primarily attributable to a $13.7 million increase in net purchases of marketable securities, a $2.9 million increase in cash used for business acquisitions and a $1.4 million increase in capital expenditures for property and equipment, compared to the same period in 2012.
Financing Activities
For the nine months ended September 30, 2013, net cash provided by financing activities was $4.4 million, compared to net cash used in financing activities of $0.1 million for the same period in 2012. The change is primarily the result of tax windfall benefits from stock option exercises of $6.6 million, partially offset by a $1.0 million decrease in proceeds from stock option exercises, compared to the same period in 2012.

Borrowings and Credit Facilities
Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of our Notes, with net proceeds of approximately $116 million. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. See footnote 8 to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the Notes.
Tekes
In connection with our acquisition of Movial Applications Oy in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which we repaid in full during the three months ended September 30, 2013. The terms of the loans were governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding and the proceeds were used to fund approved research and development projects. The repayment terms were determined on a per project basis, and the interest rate on each loan was variable, with the interest rate equal to three percent at the time of repayment.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of September 30, 2013 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2013	2014 - 2015	2016 - 2017	After 2017
Convertible Senior Notes, including interest *	$129,000	$—	$3,600	$3,600	$121,800
Operating lease obligations	13,909	642	4,936	4,784	3,547
Equipment leases	49	19	30	—	—
Total	$142,958	$661	$8,566	$8,384	$125,347

*
Contractual interest obligations related to our Notes totaled $9.0 million at September 30, 2013, including $3.6 million, $3.6 million and $1.8 million due in years 2014-2015, 2016-2017 and after 2017, respectively.

As of September 30, 2013, we had unrecognized tax benefits of $1.0 million, which did not include any interest or penalties. We do not expect to recognize any of these benefits in 2013. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Non-GAAP Financial Measures
In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our convertible notes and non-cash tax benefit or expense included in our tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.
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

Non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP gross profit	$32,365	$32,449	$96,462	$94,915
(percent of total revenue)	75%	81%	76%	80%
Plus:
Stock-based compensation expense	1,290	385	3,556	1,276
Amortization of acquired intangible assets	1,049	730	2,645	1,846
Non-GAAP gross profit	$34,704	$33,564	$102,663	$98,037
(percent of total revenue)	81%	84%	81%	82%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP license gross profit	$19,261	$19,524	$60,223	$58,416
(percent of related revenue)	90%	91%	90%	89%
Plus:
Stock-based compensation expense	279	113	833	428
Amortization of acquired intangible assets	207	214	628	694
Non-GAAP license gross profit	$19,747	$19,851	$61,684	$59,538
(percent of related revenue)	92%	92%	92%	91%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP subscription and maintenance support gross profit	$12,072	$11,708	$34,170	$31,030
(percent of related revenue)	68%	76%	69%	75%
Plus:
Stock-based compensation expense	717	170	1,914	523
Amortization of acquired intangible assets	842	515	2,017	1,152
Non-GAAP subscription and maintenance support gross profit	$13,631	$12,393	$38,101	$32,705
(percent of related revenue)	77%	81%	77%	79%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP professional services and other gross profit	$1,032	$1,217	$2,069	$5,469
(percent of related revenue)	28%	38%	20%	45%
Plus:
Stock-based compensation expense	294	102	809	324
Non-GAAP professional services and other gross profit	$1,326	$1,319	$2,878	$5,793
(percent of related revenue)	36%	41%	28%	48%

Non-GAAP income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP (loss) income from operations	$(2,989)	$6,476	$(9,057)	$16,961
(percent of total revenue)	(7)%	16%	(7)%	14%
Plus:
Stock-based compensation expense	10,965	3,326	30,722	10,298
Amortization of acquired intangible assets	1,049	730	2,645	1,846
Non-GAAP income from operations	$9,025	$10,532	$24,310	$29,105
(percent of total revenue)	21%	26%	19%	24%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP operating expense	$35,354	$25,973	$105,519	$77,954
Less:
Stock-based compensation expense	9,675	2,941	27,166	9,022
Non-GAAP operating expense	$25,679	$23,032	$78,353	$68,932
(as percent of total revenue)	60%	57%	62%	58%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP sales and marketing expense	$15,117	$11,396	$44,382	$34,076
Less:
Stock-based compensation expense	3,847	1,317	10,404	3,845
Non-GAAP sales and marketing expense	$11,270	$10,079	$33,978	$30,231
(as percent of total revenue)	26%	25%	27%	25%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP research and development expense	$11,858	$8,876	$37,161	$26,483
Less:
Stock-based compensation expense	3,371	1,040	9,858	2,940
Non-GAAP research and development expense	$8,487	$7,836	$27,303	$23,543
(as percent of total revenue)	20%	20%	22%	20%

	2013	2012	2013	2012
	(In thousands)
GAAP general and administrative expense	$8,379	$5,701	$23,976	$17,395
Less:
Stock-based compensation expense	2,457	584	6,904	2,237
Non-GAAP general and administrative expense	$5,922	$5,117	$17,072	$15,158
(as percent of total revenue)	14%	13%	13%	13%

Non-GAAP net income and income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
GAAP net (loss) income	$(4,054)	$3,140	$(9,386)	$7,197
(as percent of total revenue)	(9)%	8%	(7)%	6%
Adjusted for:
Stock-based compensation expense	10,965	3,326	30,722	10,298
Amortization of acquired intangible assets	1,049	730	2,645	1,846
Non-cash interest expense on our notes	1,382	1,287	4,088	3,801
Non-cash tax (benefit) provision	(921)	1,505	(5,324)	4,393
Non-GAAP net income	$8,421	$9,988	$22,745	$27,535
(as percent of total revenue)	20%	25%	18%	23%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net (loss) income per basic common share	$(0.14)	$0.11	$(0.33)	$0.26
Adjusted for:
Stock-based compensation expense	0.39	0.12	1.09	0.37
Amortization of acquired intangible assets	0.04	0.03	0.09	0.07
Non-cash interest expense on our notes	0.05	0.05	0.15	0.14
Non-cash tax (benefit) provision	(0.03)	0.05	(0.19)	0.16
Non-GAAP net income per basic common share	$0.31	$0.36	$0.81	$1.00

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net (loss) income per diluted common share	$(0.14)	$0.11	$(0.33)	$0.25
Adjusted for:
Stock-based compensation expense	0.37	0.12	1.06	0.36
Amortization of acquired intangible assets	0.04	0.03	0.09	0.07
Non-cash interest expense on our notes	0.05	0.05	0.14	0.13
Non-cash tax (benefit) provision	(0.03)	0.05	(0.18)	0.16
Non-GAAP net income per diluted common share	$0.29	$0.36	$0.78	$0.97

Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At September 30, 2013, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Most of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
___________________

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
James A. Tholen Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 4, 2013