Form 10-K
period 2013-12-31
BROADSOFT, INC.
filed 2014-02-28
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
 ______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2013
or

¬¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34777
______________________________________________
BroadSoft, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	52 2130962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9737 Washingtonian Boulevard, Suite 350, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)
(301) 977-9440
Registrant’s telephone number, including area code:
(former name, former address and former fiscal year, if changed since last report)
 ______________________________________________
Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2013 was approximately $752 million.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 25, 2014 was 28,390,134.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

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
Overview
We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications, or UC, and other voice and multimedia services over their internet protocol, or IP, based networks. Over 600 service providers in more than 76 countries have purchased and/or are delivering services utilizing our software, including 19 of the top 25 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2012. Our core communications platform consists of three offerings:
BroadWorks
Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of hosted communications offerings, such as hosted PBX (also referred to as hosted IP Centrex), voice and video calling, SIP Trunking, voice and video mail, call center and audio conferencing, as well as 4G or LTE offerings. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control, voice, video and messaging communications through a service provider’s IP-based network. We enable carriers to offer these UC services across their broadband and wireless networks to a broad range of smartphones, tablets, laptops and other end-user devices. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users.
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
BroadCloud
BroadCloud services are offerings hosted and managed by us, and resold by service providers under their brand. The key objectives of providing these services from our own BroadCloud service delivery network include expediting our service provider customers’ time to market and enabling our service provider customers to access our BroadWorks and UC capabilities on a software as a service, or SaaS, basis.
Our BroadCloud PBX service enables our service provider customers to provide BroadWorks-based hosted PBX offerings, accessed through our BroadCloud service delivery network, to their enterprise customers. We also provide additional UC offerings such as web collaboration, video conferencing, instant messaging, or IM, and presence on a cloud basis. We also offer our BroadCloud PBX and web collaboration services directly to enterprises. Typically, we are paid a monthly recurring fee for providing BroadCloud services. Although we do not derive a significant portion of our revenues from BroadCloud services, we believe there is a growing acceptance by service providers of cloud-type service offerings. We believe that our BroadCloud offerings enable us to expand our revenue opportunities with our customers.
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
Company
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
With BroadCloud PBX and BroadCloud UC, service providers can now utilize the BroadWorks PBX functionality on a SaaS basis, as well as offer additional UC offerings to their customers, hosted and managed by us using our network. We believe this enables service providers to much more rapidly offer UC services to their end customers. BroadTouch client communications applications allow service providers to put the power of voice, video and our other UC services in the hands of the end-user across many mobile devices. Our UC-One offering combines the power of BroadWorks, BroadTouch and BroadCloud enabled-Unified Communications into a seamless and consistent end-user experience.
BroadSoft’s offerings provide service providers several key advantages, including:

•
Rapid delivery of feature-rich enterprise and consumer multimedia services. We believe BroadWorks and BroadCloud provide the most extensive set of UC features and applications available for both enterprise and consumer applications. We also believe BroadWorks is the most feature rich application server for fixed-line, mobile and cable broadband access networks. BroadCloud allows service providers to quickly market to their customers cloud-based PBX functionality as well as additional, complementary UC offerings and BroadTouch allows end-users to access UC services from a multitude of devices.

•
Demonstrated carrier adoption globally across many service provider networks. Over 600 service providers in more than 76 countries have purchased and/or are delivering services utilizing our software, including 19 of the top 25 telecommunications service providers globally.

•
Broad interoperability across network equipment vendors, network architectures and devices. BroadWorks interoperates with all significant network architectures (such as IMS and Next Generation Network architectures), access types, infrastructures and protocols and integrates and interoperates with the major network equipment vendors’ core network solutions.

•
Extensive technology and device partner ecosystem. BroadWorks interoperates with more than 800 devices, including more than 680 CPE devices, such as IP phones, computer-based soft-phones, conferencing devices, IP gateways, mobile phones and consumer electronics.

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

•
Expand our BroadCloud PBX and UC offerings. We intend to accelerate UC adoption and our service provider customers’ time to market by promoting and expanding our BroadCloud PBX and UC offerings. BroadCloud enables our service providers to offer BroadWorks features and functions through a service offering hosted and/or managed by us.

•
Provide UC-One bundled offerings. We intend to continue to provide prepackaged integrated elements of BroadWorks, BroadCloud and BroadTouch with the goal of better enabling new and existing customers to drive adoption of their hosted UC offerings.

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

•
Pursuing selected acquisitions and collaborations that complement our strategy. We intend to continue to pursue acquisitions and collaborations where we believe they are strategic to strengthen our industry leadership position, expand our geographic presence or allow us to offer new or complementary products or services.

Our Platform
Service providers can offer their subscribers a comprehensive portfolio of enterprise and consumer communications services using BroadWorks, BroadCloud and BroadTouch. We typically license and price BroadWorks and BroadTouch on a per-subscriber, per-feature basis and we can deploy either in a variety of network configurations, matching the needs of fixed-line, mobile and cable service providers. We typically sell our BroadCloud services on a per-month per-user basis.

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
BroadSoft Xcelerate and Xtended Programs
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
Technology
We have invested significant time and financial resources into the development of our suite of product offerings. Our BroadWorks code base comprises over twelve million lines of software code refined over 14 years and 20 major releases. While the predominant industry approach has been to use proprietary standards, which greatly limits interoperability, our technology strategy is to adopt and extend leading open standards with the objectives of providing the widest level of interoperability in the industry. Our products implement a diverse set of industry protocols such as SIP, DIAMETER, SNMP, SOAP and RESTful-based interfaces, allowing for the successful penetration of the service provider market across different types of architectures, access types and infrastructures.
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

•
Geographic redundancy. We have designed a geographically redundant solution tailored for call control that requires no special software and uses standard IP networking configurations with standard IP addressing. This solution supports seamless failover for server outages and IP networking issues. It also allows for placement of servers in any geography without distance limitations. The solution is supported by leading IMS core network vendors and session border controller vendors. Our solution has proven greater than 99.999% reliability with over ten years of historical data;

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

•
Media resource framework. We have developed a completely software-based media resource framework for dual-tone multi-frequency detection, media playback, recording, conferencing and repeating. The framework supports all de facto standard audio and video codecs. It supports the Internet Engineering Task Force, or IETF, and the 3rd Generation Partnership Project, or 3GPP, standard protocols, including the standard format for specifying interactive voice dialogues between a human and a computer (VoiceXML) and call control extensible markup language, or CCXML, which provides telephony support to VoiceXML. The framework can be integrated with all leading voice recognition and text-to-speech engines. We believe using a completely software-based platform not only provides us with a technical advantage over our competition, but also a strong commercial advantage since we can bundle this technology with BroadWorks; and

•
Client technology. We support a full suite of smartphone, tablet and personal computer voice over IP, or VoIP, clients. These clients provide audio and video calling, IM, presence, conferences, collaboration and service management. They are designed to be integrated with our network software and cloud services, providing a superior user experience.

•
IMS. Our products support IMS interfaces, adhering to a 3GPP specifications. We provide a fully functional Telephony Application Server (TAS) and Media Resource Function (MRF), supporting VoLTE and fixed line applications. We have over 70 IMS deployments, providing both business and consumer applications.

•
Network Function Virtualization (NFV). Our products are all software, supporting standard IT virtualization technology. This allows our customers to consolidate their networks onto industry standard high volume servers, located in their data centers.

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
Sales and Marketing
We market and sell our products and services either directly, through our internal sales force, or indirectly, through our distribution partners, such as VARs and system integrators. For the years ended December 31, 2013, 2012 and 2011, approximately 82%, 82% and 79%, respectively, of our revenue was generated through direct sales.
Direct sales. Our direct sales team sells our products and services to service providers worldwide and supports the sales efforts of our various distribution partners. We have employees in 24 countries supporting our customers and distribution partners in more than 76 countries.
Distribution partners. In an effort to acquire new customers, we periodically enter into non-exclusive distribution or reseller agreements with distribution partners, such as VARs and system integrators. We predominantly engage with a distribution partner in connection with marketing to international service providers. Our agreements with our distribution partners typically have a duration of one to two years and provide for a full spectrum of sales and marketing services, product implementation services, technical and training support and warranty protection. These agreements generally do not contain minimum sales requirements and we ordinarily do not offer contractual rights of return or price protection to our distribution partners. As of December 31, 2013, we had approximately 70 distribution partners. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators. We may seek to selectively add distribution partners, particularly in additional countries outside the United States, to complement or expand our business.
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
Customers
Our products and services have been sold to more than 600 service providers in over 76 countries. These companies have either purchased products or services directly from us or have purchased our software through one of our distribution partners. Our installed customer base includes 19 of the top 25 telecommunications service providers globally. Our customers include fixed-line, mobile, cable and Internet service providers. As a result of the diversity of service providers comprising our customer base, our products are used in a broad array of services, applications, network types and business models worldwide.
Revenue from customers located outside the United States represented 43%, 43% and 45% of our total revenue in 2013, 2012 and 2011, respectively. For the years ended December 31, 2013 and December 31, 2012, no customer accounted for 10% or more of our revenues. For the year ended December 31, 2011, Telstra Corporation Limited, or Telstra, accounted for 11% of our total revenue.
Research and Development
Continued investment in research and development is critical to our business. We have assembled a team of engineers primarily engaged in research and development, with expertise in various fields of communications and software development. Our research and development department is responsible for designing, developing and enhancing our software products and performing product testing and quality assurance activities, as well as ensuring the interoperability of our products with third-party hardware and software products. We also validate and produce solution guides for joint reference solutions with our partners that specify infrastructure components and management functions. We employ advanced software development tools, including automated testing, performance and capacity testing, source code control, requirements traceability and defect tracking systems. Research and development expense totaled $49.7 million, $36.2 million and $27.7 million for 2013, 2012 and 2011, respectively.
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
Currently, our primary direct competitors consist of established network equipment companies, including Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson AB, GENBAND Inc., Huawei Technologies Co. Ltd., Mavenir Systems Inc., Metaswitch Networks, Microsoft Corporation, and Nokia Siemens Networks B.V. Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with IP application software that they have developed.
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
Intellectual Property
Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal products or services. Our registered trademarks in the United States include BroadSoft, the BroadSoft logo, BroadWorks, BroadCloud, UC-One, BroadSoft Xtended and BroadSoft Xcelerate. BroadSoft and BroadWorks are also registered trademarks in the European Community and a number of other countries throughout the world.
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
Employees
As of December 31, 2013, we had 725 employees, 286 of whom were primarily engaged in research and development, 177 of whom were primarily engaged in sales and marketing, 177 of whom were primarily engaged in providing customer support, cloud operations and professional support services and 85 of whom were primarily engaged in administration and finance. A majority of these employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, are available, free of charge, on our Investor Relations website at www.investors.broadsoft.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed below. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.
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
Risks Related to Our Business
We are substantially dependent upon the commercial success of one product, BroadWorks. If the market for BroadWorks does not develop as we anticipate, or if the significant investments we have recently made to grow our BroadCloud hosted service offering are unsuccessful in increasing revenues from that product, our overall revenue may decline or fail to grow, which would adversely affect our operating results and financial condition.
Our revenue growth depends substantially upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a significant portion of our revenue from licensing BroadWorks and related products and services. During the years ended December 31, 2013, 2012 and 2011, BroadWorks licenses and related services represented 86%, 84% and 87% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
We generally sell licenses of BroadWorks on a perpetual basis and deliver new versions and upgrades to customers who purchase maintenance contracts; consequently, our future license software revenue is dependent, in part, on the success of our efforts to sell additional BroadWorks licenses to our existing service provider customers, as well as licenses to new customers. The sale of new or additional licenses to service providers depends upon the number of their customers subscribing to IP-based communications services rather than traditional services and the purchasing by those subscribers of additional service offerings that use our applications. These service providers may choose not to expand their use of, or make additional purchases of, BroadWorks or might delay additional purchases we expect. These events could occur for a number of reasons, including because their customers are not subscribing to IP-based communications services in the quantities expected, because services based upon our applications are not sufficiently popular or because service providers migrate to a software solution other than BroadWorks. If service providers do not adopt, purchase and successfully deploy BroadWorks, our revenue could grow at a slower rate or decrease.
We have been, and will continue to, devote considerable resources and allocate capital expenditures to growing our BroadCloud PBX service offering revenue over the next several years. There can be no assurance that we will meet our revenue targets for this service and if we fail to achieve our revenue goals, our growth and operating results will be materially adversely affected. Additionally, new or existing customers may choose to purchase our BroadCloud PBX services rather than BroadWorks. If our customers’ purchases trend away from BroadWorks perpetual licenses toward our BroadCloud hosted solutions, or to the extent customers defer or cancel BroadWorks orders due to evaluating BroadCloud PBX, our BroadWorks revenues, and our revenues and/or timing of revenues generally, may be adversely affected, which could adversely affect our results of operations and financial condition.
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
Our products are predominantly used by service providers to deliver voice and multimedia services over IP-based networks. As a result, our success depends significantly on these service providers’ continued deployment of, and investment in, their IP-based networks, and increased demand by their end-users for UC capabilities. Service providers’ deployment of IP-based networks and their migration of communications services to IP-based networks is still in its early stages, and these service providers’ continued deployment of, and investment in, IP-based networks depends on a number of factors outside of our control. Among other elements, service providers’ legacy networks include PBXs, Class 5 switches and other equipment that may adequately perform certain basic functions and could have remaining useful lives of 20 or more years and, therefore, may continue to operate reliably for a lengthy period of time. Many other factors may cause service providers to delay their deployment of, or reduce their investments in, their IP-based networks, including capital constraints, available capacity on legacy networks, competitive and pricing conditions within the telecommunications industry and regulatory issues. If service providers do not continue deploying and investing in their IP-based networks at the rates we expect, for these or other reasons, our growth and operating results will be materially adversely affected.
The loss of, or a significant reduction in orders from, one or more major customers or through one or more major distribution partners would reduce our revenue and harm our results.
For the years ended December 31, 2013 and December 31, 2012, there were no customers that generated greater than 10% of our total revenue. For the year ended December 31, 2011, Telstra accounted for 11% of our total revenue. Our customer agreements do not require our customers to purchase any minimum amount of our products or services. Because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners including, for example, the loss of Telstra, or if we suffer a substantial reduction in orders from one or more of our significant customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
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
The rate at which our customers order our products, and the size of these orders, are highly variable and difficult to predict. In the past, we have experienced significant variability in our customer purchasing practices on a quarterly and annual basis, and we expect that this variability will continue, as a result of a number of factors, many of which are beyond our control, including:

•	demand for our products and the timing and size of customer orders;

•	customers' budgetary constraints;

•	length of sales cycles;

•	length of time of deployment of our products by our customers;

•	competitive pressures; and

•	general economic conditions.

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
In addition to the unpredictability of customer orders, our quarterly and annual results of operations are also subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition under generally accepted accounting principles in the United States, or GAAP. Compliance with these revenue recognition rules has resulted in certain instances in our deferral of the recognition of revenue in connection with the sale of our software licenses, maintenance and services. The majority of our deferred revenue balance consists of software license orders that do not meet all the criteria for revenue recognition and the undelivered portion of maintenance. Although we typically use standardized license agreements designed to meet current revenue recognition criteria under GAAP, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element transactions with larger customers who often desire customized features, which causes us to defer revenue until all elements are delivered. As our transactions increase in complexity with the sale of larger, multi-product licenses that may be integrated into or with other systems or third party technology, negotiation of mutually acceptable terms and conditions with our customers can require us to defer recognition of revenue on such licenses.
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
As a result of these lengthy sales cycles, we are sometimes required to assume terms or conditions that negatively affect pricing or payment for our products to consummate a sale, which can negatively affect our gross margin and results of operations. Alternatively, if service providers ultimately insist upon terms and conditions that we deem too onerous or not to be commercially prudent, we may incur substantial expenses and devote time and resources to potential relationships that never result in completed sales or revenue. If this result becomes prevalent, it could have a material adverse impact on our results of operations.
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.
Our revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in capital spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for our newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates can also be affected by changes in our business practices that we implement with our newly acquired companies that may affect customer behavior.
Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software licenses transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions.
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

Regardless of the merit of third-party direct claims that we infringe their rights or indemnification claims arising out of such third party claims,, these claims could:

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

It is possible that other companies hold patents covering technologies similar to one or more of the technologies that we incorporate into our products. In addition, new patents may be issued covering these technologies. Unless and until the U.S. Patent and Trademark Office issues a patent to an applicant, there is no reliable way to assess the scope of the potential patent. We currently face, and may in the future face claims of infringement from both holders of issued patents and, depending upon the timing, scope and content of patents that have not yet been issued, patents issued in the future. The application of patent law to the software industry is particularly uncertain because the time that it takes for a software-related patent to issue is lengthy, which increases the likelihood of pending patent applications claiming inventions whose priority dates may pre-date development of our own proprietary software.
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
If a customer elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing such claim, we could face substantial liability, which may have a material adverse impact on our results of operations.
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
The “America Invents Act,” which was signed into law in 2011, changes, among other things, the law on U.S. patent priority from a “first to conceive” priority to a “first to conceive and file” priority. In other words, the first person or entity to file a patent application on a particular subject matter is deemed to have priority over any other applicant who files an application on the same subject matter in the future, regardless of who first conceived or reduced to practice the claimed invention. This change in patent priority law may make it more difficult for us to obtain U.S. patents in the future.
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
Our software is designed to interoperate with our customers’ existing and planned networks, which have varied and complex specifications, utilize multiple protocol standards, software applications and products from numerous vendors and contain multiple products that have been added over time. As a result, we must attempt to ensure that our software interoperates effectively with these existing and planned networks. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our software does not interoperate effectively, installations could be delayed or orders for our software could be canceled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential customers. The failure of our software to interoperate effectively with our customers’ networks may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our software development efforts and cause significant customer relations problems.
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
Our software is sophisticated and is designed to be deployed in large and complex telecommunications networks. Because of the nature of our software, it can only be fully tested when substantially deployed in very large networks with high volumes of telecommunications traffic. Some of our customers have only recently begun to commercially deploy our software and they may discover errors or defects in the software, or the software may not operate as expected. Because we may not be able to detect these problems until full deployment, any errors or defects in our software could affect the functionality of the networks in which it is deployed. As a result, the time it may take us to rectify errors can be critical to our customers. Because of the complexity of our software, it may take a material amount of time for us to resolve errors or defects, if we can resolve them at all. The likelihood of such errors or defects is heightened as we acquire new products from third parties, whether as a result of acquisitions or otherwise.
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
Use of the BroadWorks platform and our BroadCloud offerings can involve the storage and transmission of an end-user’s business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our service provider customers, as security breaches could result in the loss of and/or unauthorized access to this information. Data privacy is a significant issue in the United States, and in many other countries where we offer our hosted services. The regulatory framework for privacy issues worldwide is complex, dynamic, and likely to remain uncertain for the foreseeable future.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our service providers and our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act in Germany, which place broad restrictions on use and collection of personal data, including restrictions on cross-border data flows. Further, many federal, state and foreign government bodies and agencies have introduced and are currently considering additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Our customers may also propose other new and different privacy standards contractually.
Because the interpretation and application of privacy and data protection laws are still uncertain and industry standards are constantly in flux, it is possible that these laws and industry standards may impose requirements that are inconsistent with our, and our service providers’, existing data management practices or the features of our hosted services. If so, in addition to the possibility of fines, lawsuits and other claims, and contractual requirements, we and our service providers could be required or compelled to fundamentally change our business activities and practices or modify our hosted services, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies and industry standards, could result in additional costs and other burdens imposed by, the privacy laws, regulations, and policies that are applicable to the businesses of our customers may limit the use of adoptions of, and reduce the overall demand for, our hosted services. Privacy and security concerns, whether valid or not valid, may inhibit market adoption of our hosted services particularly in certain foreign countries that perceive the United States as having lesser privacy protections.

If our security measures are breached or unauthorized access to data on our cloud-based networks is otherwise obtained, we may incur significant liabilities under U.S. and foreign laws and our hosted services may be perceived as being vulnerable causing customers to reduce their use of, or stop using, our hosted services.
Our cloud-based services involve the storage and transmission of a large amount of data, and may include personally identifiable data, and security breaches could result in the loss of unauthorized disclosure of this information, degradation of our services or denial of ability of users to access our products and service. If our security measures are breached even as a result of third-party action, employee error, malfeasance or otherwise, such breaches could result in negative publicity that causes our reputation and brand to be damaged, our business may suffer, and we could incur significant legal fines and other financial exposure. A cyber attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by a court or third party. We devote significant resources to addressing security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact.
In the United States, there are multiple state and federal laws governing the security and protection of the information we store and process in our systems. For example, the Federal Trade Commission, or the FTC, frequently investigates and brings enforcement actions against businesses whose data protection, disclosure, or sharing practices are perceived by the FTC as being unfair or deceptive to consumers. Many states require companies to use reasonable safeguards to protect data and most states require that, in the event of a breach of our data security systems involving sensitive data, we notify every person potentially affected by such breach and to pay considerable damages. Because techniques used to obtain unauthorized access or sabotage systems change frequently and are often difficult to identify until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, as the regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business will intensify.
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
Any or all of these data privacy concerns could negatively impact our ability to attract new service provider customers and increase engagement by existing service provider customers, cause existing service provider customers to elect to terminate their subscriptions or reduce or delay future purchases, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby increasing our costs and diverting management resources which could materially harm our operating results.
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
The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products including via new deployment models such as cloud-based service offerings, evolving industry standards and recurring or unanticipated changes in customer requirements and deployment model preferences. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify, gain access to or develop new technologies or service models. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources toward product technologies or business models for which market demand is lower than anticipated and, as a result, are abandoned. For example, in the fall of 2012, we launched UC-One, a set of bundled UC services that combines the capabilities of BroadWorks, BroadTouch and BroadCloud enabled-Unified Communications. We cannot guarantee our investment in UC-One will be successful or generate additional revenue from existing or new customers.
Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2013, 2012 and 2011, our research and development expenses were $49.7 million, or 28% of our total revenue, $36.2 million, or 22% of our total revenue, and $27.7 million, or 20% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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

•
integrate acquisitions, such as our acquisitions during 2013 of finocom AG, or finocom, and Hosted IP Communications (Europe) Ltd, or HIPCOM, and in 2012, of Adaption Technologies Ventures Ltd., or Adaption, and retain customers and grow the operations of such acquired businesses;

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
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Our executive officers are vested in a substantial amount of restricted stock unit awards or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.
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
As a company with significant global sales, we are subject to the risks arising from global economic and market conditions. The worldwide economy underwent significant turmoil in the past several years. While global economies appear to be slowly improving, economic indicators are mixed and negative economic and market conditions persist, and the rate and pace of recovery in individual economies is uncertain. The continuing uncertainty about future global economic conditions could negatively impact our current and prospective customers by affecting their buying decisions or ability to obtain financing for significant purchases and operations. Specific economic trends, such as declines in the demand for infrastructure spending by service providers, or softness in corporate telecommunications software spending, could have an even more direct, and harmful, impact on our business. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies by our customers and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition.
We have made a number of acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.
As part of our growth strategy, we have made a number of acquisitions including the acquisitions in 2013 of finocom, a German provider of hosted PBX services to small and medium enterprises, and HIPCOM, a UK provider of hosted business VoIP services. These acquisitions enabled us to extend our BroadCloud delivery platform to customers in the United Kingdom, Germany and other select European markets. In August 2012, we completed our acquisition of substantially all the assets of Adaption, which was a provider of hosted business VoIP solutions. The acquisition enabled us to enhance our BroadCloud Software-as-a-Service delivery platform. Whether we realize the anticipated benefits from these and prior transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.
We have evaluated, and expect to continue to evaluate, other potential strategic transactions. We may in the future acquire businesses, products, technologies or services to expand our product offerings, capabilities and customer base, enter new markets or increase our market share. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results. Because of our size, any of these transactions could be material to our financial condition and results of operations. While we have some experience with such transactions, the anticipated benefits of acquisitions may never materialize. Some of the areas where we may face acquisition-related risks include:

•	diverting management time and potentially disrupting business;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	reducing our cash available for operations and other uses;

•	retaining and integrating employees from any businesses we acquire;

•	integrating and supporting acquired businesses, products or technologies;

•	integrating various accounting, management, information, human resources and other systems to permit effective management;

•	additional regulatory compliance obligations resulting from an acquired business;

•	the issuance of dilutive equity securities or the incurrence or assumption of debt to finance the acquisition;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisitions;

•	opportunity costs associated with committing time and capital to such acquisitions; and

•	acquisition-related litigation, including intellectual property infringement claims.
Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, our ability to enforce contracts in various jurisdictions, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems that could disrupt our business and have a material adverse effect on our financial condition.

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
The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we test our internal control over financial reporting and disclosure controls and procedures. Compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
Over-the-top business models, which provide telecommunications services directly to end-users through third-party network connections, may reduce demand for our services.
Our revenue is largely derived from our service provider customers’ end-users accessing telecommunications services through service provider networks. The emergence of over-the-top services that provide telecommunications services directly to customers over third-party network connections, such as those offered by 8x8 and Ring Central, may cause end-users of our service provider customers to reduce their demand for telecommunications through carrier-branded services or to demand carrier-branded services for free or at reduced pricing. Service providers may fail to offer branded services that can compete with these over-the-top services. If end-users do not find service provider-branded services compelling or cost-effective, or demand that our service provider customers provide such communications services for free, or if we are unable to expand or modify our service offerings to compete with, or sell to, potential customers in this market, demand for our services may be reduced, which would harm our business.
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
Regulation of IP-based networks and commerce in the United States and elsewhere may increase, compliance with these regulations may be time-consuming, difficult and costly and, if we fail to comply, our sales might decrease.
In general, the telecommunications industry is highly regulated. However, to date Congress and the Federal Communications Commission, or the FCC, have imposed less regulation on IP- based services and networks. We could be adversely affected by regulation of IP-based services or networks in any country where we do business, including the United States. Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to service providers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our customers and resellers to comply with these laws and regulations could reduce our revenue and profitability. We expanded our BroadCloud PBX offerings in Europe during 2013, and as we continue to further expand our operations internationally, we expect to become subject to additional government regulations. Such regulations could include matters such as using or providing VoIP services or protocols, encryption technology and access charges for service providers. The adoption of such regulations could prohibit entry into a target market or force us to withdraw products in one or more jurisdictions. As a result, overall demand for our products could decrease and, at the same time, the cost of selling our products could increase, either of which, or the combination of both, could have a material adverse effect on our business, operating results and financial condition.
In addition, the convergence of the public switched telephone network, or PSTN, and IP-based networks could become subject to governmental regulation, including the imposition of access fees or other tariffs, and such regulation could adversely affect the market for our products and services. User uncertainty regarding future policies and regulations may also affect demand for communications products such as ours. We may be required, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to timely alter our products or address any regulatory changes may have a material adverse effect on our financial condition, results of operations or cash flows.
Our acquisition in 2012 of the assets of Adaption, a provider of hosted business VoIP solutions, subjects us to additional regulation. Such providers are subject to certain FCC rules and regulations, including with respect to the provision of enhanced 911 services, or E911 services, disability access requirements, communications assistance for law enforcement requirements, customer proprietary network information requirements, and other requirements. If we become subject to the rules and regulations applicable to such providers in individual states, or such existing state rules and regulations are amended or modified to apply to such services, we may incur significant increased costs, and we may have to restructure our hosted VoIP services business, exit certain markets, or raise the price of these services, any of which could cause these services to be less attractive to our customers. We are unable to predict the impact, if any, that future legislation, judicial decisions or FCC or other regulations concerning hosted VoIP service providers generally may have on our business, financial condition, and results of operations, and if we fail to comply with applicable state or federal rules associated with such services, including the provision of E911 services, we may be exposed to significant liability.
Risks Related to Our International Operations
We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
We market, license and service our products globally and have a number of offices around the world. For the years ended December 31, 2013, 2012 and 2011, 43%, 43% and 45% of our revenue, respectively, was attributable to our international customers. As of December 31, 2013, approximately 47% of our employees were located abroad. We expect that our international activities will continue to be dynamic over the foreseeable future as we pursue additional opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
We rely significantly on distribution partners to sell our products in certain international markets, the loss of which could materially reduce our revenue.
We sell our products to telecommunication service providers both directly and indirectly through distribution partners such as telecommunications equipment vendors, VARs and other distributors. We believe that establishing and maintaining successful relationships with these distribution partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified distribution partners and training them in our technology and product offerings requires significant time and resources. To develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training.

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
Failure to comply with the United States Foreign Corrupt Practices Act, or FCPA, and similar laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.
As a substantial portion of our revenues is, and we expect will continue to be, from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit us and other business entities with whom we do business from making improper payments or offers of payment to governments and their officials and political parties for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or resellers will not violate our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties that could have a material and adverse effect on our business, operating results and financial condition.

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
In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. From January 1, 2012 until December 31, 2013, our common stock has traded at prices ranging from $20.13 to $45.32. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
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
Our principal offices occupy approximately 35,000 square feet of leased office space in Gaithersburg, Maryland which we lease pursuant to a sublease with a sublessor. We also maintain sales, development or technical assistance offices in Phoenix, Arizona; San Jose, California; Richardson and Houston, Texas; Tulsa, Oklahoma; Belfast, Northern Ireland; Crawley, United Kingdom; Chennai, India; Madrid, Spain; Montreal, Canada; Paris, France; Seoul, South Korea; Sydney, Australia; Warsaw, Poland; London, England; Tokyo, Japan; Sophia, Bulgaria; Cologne, Germany; and Helsinki, Finland.

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
The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$39.35	$30.84	$37.93	$37.87
Low	20.45	23.32	27.48	23.01

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$40.90	$45.32	$42.96	$41.37
Low	24.85	23.73	20.13	28.77
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
Stockholders
As of February 20, 2014, there were 27 registered stockholders of record of our common stock.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 16, 2010 (the date of our IPO) and December 31, 2013, with the comparative cumulative total return of such amount on (i) the NASDAQ Telecommunications Index and (ii) the NASDAQ Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The graph assumes our closing sales price on June 16, 2010 of $8.30 per share as the initial value of our common stock.
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

Comparison of Cumulative Total Return
BroadSoft, Inc.
NASDAQ Composite-Total Returns
NASDAQ Telecommunications Index
700.00
650.00
600.00
550.00
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
6/16/2010
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013

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
We derived the consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 from audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future periods.

Statements of Operations Data:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations:
Revenue:
License software	$94,408	$89,750	$77,289	$53,302	$37,942
Subscription and maintenance support	69,357	58,249	42,462	33,743	25,676
Professional services and other	14,728	16,843	18,313	8,578	5,269
Total revenue	178,493	164,842	138,064	95,623	68,887
Cost of revenue:
License software	9,241	8,643	6,077	5,341	5,232
Subscription and maintenance support	21,368	14,831	10,419	7,691	6,678
Professional services and other	10,771	9,012	8,478	7,010	5,464
Total cost of revenue	41,380	32,486	24,974	20,042	17,374
Gross profit	137,113	132,356	113,090	75,581	51,513
Operating expenses:
Sales and marketing	62,174	47,911	38,376	31,818	28,534
Research and development	49,696	36,178	27,744	19,616	16,625
General and administrative	32,580	22,863	19,534	14,103	11,405
Total operating expenses	144,450	106,952	85,654	65,537	56,564
(Loss) income from operations	(7,337)	25,404	27,436	10,044	(5,051)
Other expense, net	6,946	6,470	3,314	879	1,469
(Loss) income before income taxes	(14,283)	18,934	24,122	9,165	(6,520)
(Benefit from) provision for income taxes	(5,409)	6,858	(8,175)	1,169	1,333
Net (loss) income	(8,874)	12,076	32,297	7,996	(7,853)
Net (loss) income attributable to noncontrolling interest	—	—	—	4	(4)
Net (loss) income attributable to BroadSoft, Inc.	$(8,874)	$12,076	$32,297	$7,992	$(7,849)
Net (loss) income per common share:
Basic	(0.32)	0.44	1.21	0.49	(1.25)
Diluted	(0.32)	0.43	1.15	0.32	(1.25)
Weighted average common shares outstanding:
Basic	28,116	27,581	26,603	16,263	6,285
Diluted	28,116	28,353	27,987	24,721	6,285
Stock based compensation expense included above:
Cost of revenue	$4,861	$1,831	$916	$210	$325
Sales and marketing	14,336	5,609	1,984	882	1,088
Research and development	13,225	4,498	1,901	638	741
General and administrative	9,262	3,084	2,400	1,278	1,475

Balance Sheet Data:

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$69,866	$90,545	$94,072	$47,254	$22,869
Working capital	161,066	161,519	180,010	35,268	2,924
Total assets	391,497	326,906	290,956	127,356	66,663
Convertible senior notes, notes payable and bank loans, less current portion	91,549	86,865	82,198	800	14,035
Total liabilities	190,986	165,671	157,713	74,811	71,277
Total stockholders’ equity (deficit)	200,511	161,235	133,243	52,545	(77,800)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications and other voice and multimedia services over their Internet protocol, or IP, based networks. Our core communications platform consists of three offerings: BroadWorks, BroadCloud and BroadTouch.
We began selling BroadWorks in 2001. Over 600 service providers in more than 76 countries have purchased and/or are delivering services utilizing our software, including 19 of the top 25 telecommunications service providers globally, as measured by revenue for the year ended December 31, 2012. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, VARs and other distributors.
Executive Summary
Our management team monitors and analyzes a number of key industry trends and performance indicators to manage our business and evaluate our financial and operating performance.
In 2013, we saw the continuation of the trend towards cloud-based and hosted communications by service providers and others. In 2014, we believe this trend will continue and possibly accelerate, as service providers further seek speed and flexibility for the delivery of communications services. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, in 2014, we will continue our strategic investments in research and development of existing and new products, including client software and cloud-based services, as well as in sales and marketing headcount to support our product offerings and increase our go-to-market efforts. We increased our hiring in 2013, adding approximately 114 employees, and expect to continue to grow in 2014.
BroadCloud PBX, our cloud-based PBX offering, is a particularly key area of investment focus for us. We believe that many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users. Accordingly, in 2013, we increased our investment in BroadCloud PBX, including through the acquisition of Hosted IP Communications (Europe) Limited, located in the United Kingdom, and finocom AG, located in Germany. In 2014, we expect that we will continue to invest in, and expand the availability of, BroadCloud PBX in the UK, Germany and other select European markets. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market more quickly and drive our revenue growth.
We believe converged and mobile operators desire UC solutions to deliver to their enterprise customer base to raise average revenue per user. Our UC-One functionality, which is either delivered via a cloud-based platform managed by us or via server software that resides within the service provider’s network, seeks to address this evolution and allows service providers and operators to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed line or wireless access. In addition, we have announced a significant expansion in the video calling and video conferencing capabilities of our offerings.
Recognizing the importance of mobile applications and the growing desire for end-users for seamless communications wherever they are, across a wide range of devices, we have architected mobility into our solutions and products and have made integrating with existing mobile networks simple and a core competency of our platform. We have optimized our client, cloud and software solutions to enable mobility in all of our services, across a wide range of personal and/or business devices.
During 2013, our UC and Trunking solutions experienced strong growth, while our consumer fixed line broadband applications showed a decline in sales. We believe our UC solutions growth was largely driven by increased market acceptance of hosted Unified Communications offerings and our SIP Trunking offerings growth from the move by service provider customers to IP-based trunks. We expect the decrease in consumer fixed line broadband applications will continue in 2014.
We also believe that the migration of wireless networks to VoLTE (voice over LTE) could drive significant growth for us over the next several years, although we think the impact in 2014 will be modest. We believe we are well-positioned to meet carrier demand for VoLTE-based UC and consumer solutions, especially with regard to our UC offerings for VoLTE. We executed our first agreements with service providers for VoLTE consumer and enterprise opportunities in 2013 and expect to execute additional agreements in 2014 to support VoLTE offerings by our service provider customers.
Management also analyzes trends of billings from existing customers relative to billings from new customers as we believe billings are a key indicator of growth and performance of our business and reflect the level of selling activity in any particular time frame. Indeed, we saw considerable growth in billings during the fourth quarter of 2013. In 2013, we saw continued growth in revenue and billings from our existing customer base, driven by both the growth of existing BroadWorks-based applications, deployment of new BroadWorks applications and the adoption of BroadCloud PBX. Due to our current market penetration among service providers globally, growth from the acquisition of new customers was lower in 2013 and we expect this trend to continue in 2014. We have increasingly focused our selling efforts on our existing customers by, for example, increasing our go-to-market assistance to such service providers to help them accelerate the sale of UC offerings to their end-users.

Key Financial Highlights
Some of our key GAAP financial highlights for the year ended December 31, 2013 include:

•	Total revenue increased by 8%, or $13.7 million, to $178.5 million, compared to $164.8 million for 2012;

•	Gross profit increased to $137.1 million, or 77% of revenue, compared to $132.4 million, or 80% of revenue for 2012;

•	Loss from operations was $7.3 million, compared to income from operations of $25.4 million for 2012;

•	Net loss was $8.9 million, compared to net income of $12.1 million for 2012;

•	Net loss per diluted share was $0.32 per share compared to net income per diluted share of $0.43 per share for 2012;

•	Revenue plus net change in deferred revenue increased by 15% to $195.0 million, compared to $168.9 million for 2012;

•	Deferred revenue increased $16.5 million, compared to an increase of $4.0 million for 2012; and

•	Cash provided by operating activities was $31.9 million, compared to $30.0 million for 2012.
Some of our key non-GAAP financial highlights for the year ended December 31, 2013 include:

•	Non-GAAP gross profit increased to $145.9 million, or 82% of revenue, compared to $136.8 million, or 83% of revenue in 2012;

•	Non-GAAP income from operations was $38.2 million, or 21% of total revenue, compared to $43.1 million, or 26% of total revenue, in 2012;

•	Non-GAAP net income was $36.0 million, compared to $40.9 million in 2012; and

•	Non-GAAP net income per diluted share was $1.22 per common share, compared to $1.44 per common share in 2012.
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
Our total revenue consists of the following:
License software. We derive license software revenue from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of December 31, 2013, our deferred license software revenue balance was $20.1 million, the current portion of which was $19.4 million.

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
Our deferred subscription and maintenance support revenue balance consists of subscription and maintenance support orders that do not meet all the criteria for revenue recognition. As of December 31, 2013, our deferred subscription and maintenance support revenue balance was $47.0 million, the current portion of which was $41.4 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of December 31, 2013, our deferred professional services and other revenue balance was $10.5 million, the current portion of which was $10.5 million.
Cost of Revenue
Our total cost of revenue consists of the following:

•
Cost of license software revenue. A majority of the cost of license software revenue consists of amortization of acquired technology, personnel-related expenses, and royalties paid to third parties whose technology or products are sold as part of BroadWorks. A significant amount of the royalty fees are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense per quarter. Personnel-related expenses include salaries, benefits, bonuses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

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

•
Growth or decline of license software revenue. A significant portion of cost of license software revenue is fixed and is expensed in the period in which it is incurred. This cost consists primarily of the royalty fees to our embedded database provider and amortization of acquired technology. If license software revenue increases, these fixed fees will decline as a percentage of revenue. If license software revenue declines, these fixed fees will increase as a percentage of revenue.

•
Impact of deferred revenue. If any revenue recognition criteria has not been met, the applicable revenue derived from the arrangement is deferred, including license software, subscription and maintenance support, and professional services and other revenue, until all elements of revenue recognition criteria have been met. However, the cost of revenue, including the costs of license software, subscription and maintenance support and professional services and other, is typically expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on orders depends largely on the terms of the sale arrangement, and because we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.

•
Intangible amortization related to mergers and acquisitions. Over the last several years, we acquired a number of businesses which resulted in the recognition of intangible assets. These intangible assets are amortized over their useful lives, resulting in additional expense impacting gross profit over the applicable period. We may undertake additional strategic transactions in the future that would result in additional intangible amortization expense.

Revenue Plus Net Change in Deferred Revenue
We believe revenue we recognize in a particular period plus the net change in our deferred revenue balance is a key measure of our sales activity for that period.
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Beginning of period deferred revenue balance	$61,149	$57,136	$59,264
End of period deferred revenue balance	77,662	61,149	57,136
Increase (decrease) in deferred revenue	16,513	4,013	(2,128)
Revenue	178,493	164,842	138,064
Revenue plus net change in deferred revenue	$195,006	$168,855	$135,936
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew our total headcount to 725 employees at December 31, 2013 from 611 employees at December 31, 2012, and we expect to continue to hire new employees to support our anticipated growth.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions, benefits and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. We expect sales and marketing expenses to increase in the foreseeable future. In 2013, sales and marketing expenses grew as a percentage of revenue compared with 2012; however we expect that in 2014, sales and marketing expenses will decrease as a percentage of total revenue.
Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation, benefits and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future. In 2013, research and development grew as a percentage of revenue compared with 2012; however we expect that in 2014, research and development expenses will decrease as a percentage of total revenue.
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation, benefits and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. We expect general and administrative expenses to increase in the foreseeable future. In 2013, general and administrative expenses grew as a percentage of revenue compared with 2012; however we expect that in 2014, general and administrative expenses will decrease as a percentage of total revenue.

Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. Historically, stock-based compensation has been the fastest growing component of our employee-related expenses. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the years ended December 31, 2013, 2012 and 2011, we recorded stock-based compensation expense of $41.7 million, $15.0 million and $7.2 million, respectively.
Based on stock options and other equity awards outstanding as of December 31, 2013, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $38.3 million over a weighted average period of approximately 1.35 years.
Other Expense (Income), Net
Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or Notes, the five installment loans with Tekes that were paid in full in September 2013 and an installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America, that was paid in full in March 2012.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the years ended December 31, 2013 and 2012, we have net operating loss carryforwards to utilize in the U.S. For the year ended December 31, 2011, we paid alternative minimum tax in the U.S. due to the taxable income generated in the period.
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
Revenue Recognition
We derive our revenue from the sale of software licenses and related maintenance for those licenses, subscription and usage fees related to our cloud offerings and the sale of professional services.
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
We consider delivery to have occurred when the customer is given electronic access to the licensed software and a license key for the software has been delivered or made available. Instances where all ordered software features are not delivered are considered to be partial deliveries. Since we cannot determine VSOE of an undelivered software feature in the case of a partial delivery, we defer revenue recognition on all elements of such order until delivery for all ordered software features is complete.
Acceptance of our licensed software generally occurs upon delivery. From time to time, we have agreed with certain customers to a specific set of acceptance criteria. In such cases, we may defer revenue until these acceptance criteria have been met.
Our sales generally consist of multiple elements: software licenses; maintenance support; and professional services. We calculate the amount of revenue allocated to the software license by determining the fair value of the undelivered elements, which often are maintenance support and professional services, and subtracting it from the total order amount. We establish VSOE of the fair value of maintenance support based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. Our VSOE for professional services is determined based on an analysis of our historical daily rates when these professional services are sold separately from the software license.
The warranty period for our licensed software is generally 90 days. During this period, the customer receives technical support and has the right to unspecified product upgrades on an if-and-when available basis. For these periods, we defer a portion of the license fee and recognize it ratably over the warranty period. The revenue is reflected under the subscription and maintenance support revenue line item in the consolidated income statement.
Our license software revenue is subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition. We do not believe license revenue to be the only meaningful measure of our level of sales activity during the periods reported because of the impact of software license orders for these periods that were not yet recognized as revenue and therefore were recorded as deferred license software revenue. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria. As a result, we cannot forecast whether historical trends in recognized license software revenue, and corresponding changes in deferred license revenue, will continue.
Subscription and Maintenance Support Revenue
We typically sell software in combination with maintenance support. Maintenance support is generally renewable annually at the option of the customer. Rates for maintenance support, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the arrangement with the customer. Maintenance support revenue is recognized ratably over the maintenance period, assuming all other revenue recognition criteria have been met.
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
Software Development Costs
Software development costs for software to be sold, leased or marketed that is incurred prior to the establishment of technological feasibility are expensed as incurred as research and development expense. Software development costs incurred subsequent to the establishment of technological feasibility, if any, are capitalized until the software is available for general release to customers. For each software release, judgment is required to evaluate when technological feasibility has occurred. We have determined that technological feasibility has been established at approximately the same time as our general release of such software to customers. Therefore, to date, we have not capitalized any related software development costs.
Internal-Use Software Development Costs
Costs associated with customized internal-use software systems, which include development costs associated with our BroadCloud platforms, that have reached the application development stage are capitalized. Such capitalized costs include costs directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose.
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
To date, the assets acquired and liabilities assumed in our business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. The carrying value of acquired working capital approximates its fair value, given the short-term nature of these assets and liabilities. We estimate the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible assets, which include revenue, operating expenses and taxes. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Goodwill
Goodwill represents the excess of (a) the aggregate of the fair value of consideration transferred in a business combination over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests as described below.

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
We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is required to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the purchase price were being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the consolidated statements of operations in the period the determination is made.
We have determined that we have one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of our annual goodwill impairment testing, there was no indication of impairment as of December 31, 2013, 2012 or 2011. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible Assets
We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of cash flows attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets during the years ended December 31, 2013, 2012 or 2011.
The estimated useful lives used in computing amortization of intangible assets are as follows:

Customer relationships	3 - 8 years
Developed technology	2 - 6 years
Non-compete agreement	1 year
Tradenames	1 - 7 years
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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. There were no triggering events to cause us to record an impairment charge during the years ended December 31, 2013, 2012 or 2011.
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
Based upon our cumulative operating results through June 30, 2011 and an assessment of our expected future results of operations, we determined that there was significant positive evidence regarding the realization of our U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing our core products and services both inside and outside the U.S., we believe that it is more likely than not that our U.S. deferred tax assets will be realized. A portion of the U.S. valuation allowance was released in the period ended June 30, 2011 based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. As of December 31, 2011, we reversed all of the remaining valuation allowance on the U.S. deferred tax assets because it was more likely than not that those deferred tax assets would be realized. The release of the U.S. valuation allowance was recorded as a tax benefit on our consolidated statements of operations for 2011. As of December 31, 2013 and 2012, we had a remaining valuation allowance of approximately $3.3 million and $5.6 million, respectively, which primarily relates to certain foreign NOLs and tax credits that more likely than not will not be realized.
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

Results of Operations
Comparison of the Years Ended December 31, 2013 and 2012
Revenue

	Year ended December 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$94,408	53%	$89,750	55%	$4,658	5%
Subscription and maintenance support	69,357	39	58,249	35	11,108	19
Professional services and other	14,728	8	16,843	10	(2,115)	(13)
Total revenue	$178,493	100%	$164,842	100%	$13,651	8%
Revenue by Geography:
Americas	$113,268	63%	$107,514	65%	$5,754	5%
EMEA	44,235	25	39,334	24	4,901	12
APAC	20,990	12	17,994	11	2,996	17
Total revenue	$178,493	100%	$164,842	100%	$13,651	8%
Total revenue for 2013 increased by 8%, or $13.7 million, to $178.5 million, compared to 2012. This growth was driven by a 5% increase in license software revenue and a 19% increase in subscription and maintenance support revenue, partially offset by a 13% decrease in professional services and other revenue. Deferred revenue increased by $16.5 million for 2013, compared to an increase of $4.0 million in 2012.
Total revenue from the Americas for 2013 increased by 5%, or $5.8 million, to $113.3 million compared to 2012. The increase in revenue from the Americas for 2013 was due to growth in subscription revenue associated with our BroadCloud offerings and maintenance support revenue. In Europe, Middle East and Africa, or EMEA, total revenue for 2013 increased by 12%, or $4.9 million, to $44.2 million compared to 2012. The increase in EMEA revenue in 2013 was primarily due to growth in maintenance support revenue due to an increase in software sales and subscription revenue from recent acquisitions, partially offset by a decrease in professional service revenue. In Asia Pacific, or APAC, total revenue for 2013 increased by 17%, or $3.0 million, to $21.0 million compared to 2012. The increase in APAC revenue was primarily due to the growth in software license revenue, partially offset by a decrease in professional services revenue.
License Software
License software revenue for 2013 increased by 5%, or $4.7 million, to $94.4 million. The increase in revenue for 2013 was primarily related to growth in hosted UC software license revenue, as well as growth in SIP Trunking software license revenue, partially offset by a decrease in consumer applications software license revenue. Deferred license software revenue increased by $1.8 million in 2013, compared to a decrease of $2.2 million in 2012.
Subscription and Maintenance Support
Subscription and maintenance support revenue for 2013 increased by 19%, or $11.1 million, to $69.4 million, compared to 2012. The increase in subscription and maintenance support revenue was the result of growth in our subscription revenue associated with our BroadCloud platform, which included contributions from recent acquisitions and growth in the installed base of customers who purchase maintenance support. Deferred subscription and maintenance support revenue increased by $11.3 million in 2013, compared to an increase of $6.4 million in 2012.
Professional Services and Other
Professional services and other revenue for 2013 decreased by 13%, or $2.1 million, to $14.7 million, compared to 2012. The decrease in professional services and other revenue for 2013 was primarily due to the timing of revenue recognition on orders. Deferred professional services and other revenue increased by $3.5 million in 2013, compared to remaining approximately unchanged in 2012.

Cost of Revenue and Gross Profit

	Year ended December 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$9,241	10%	$8,643	10%	$598	7%
Subscription and maintenance support	21,368	31	14,831	25	6,537	44
Professional services and other	10,771	73	9,012	54	1,759	20
Total cost of revenue	$41,380	23%	$32,486	20%	$8,894	27%
Gross Profit:
License software	$85,167	90%	$81,107	90%	$4,060	5%
Subscription and maintenance support	47,989	69	43,418	75	4,571	11
Professional services and other	3,957	27	7,831	46	(3,874)	(49)
Total gross profit	$137,113	77%	$132,356	80%	$4,757	4%
For 2013, our gross margin decreased to 77% as compared to 80% in 2012 and our gross profit increased by 4%, or $4.8 million, to $137.1 million. We experienced an increase in both license software revenue gross profit and subscription and maintenance support gross profit, offset by a decrease in professional services and other gross profit for 2013. The total gross profit growth is primarily due to growth in license software and subscription and maintenance support revenue relative to the respective cost of revenue.
For 2013, license software gross margin remained approximately unchanged at 90% compared to 2012 and license software gross profit increased by 5% to $85.2 million. License software cost of revenue increased by 7%, or $0.6 million, to $9.2 million for 2013. This increase was primarily due to a $0.8 million increase in personnel-related costs driven by an increase in headcount and compensation increases, of which $0.5 million related to stock-based compensation expense. The increase in license software gross profit was driven by revenue growth relative to lower growth in license software cost of revenue.
For 2013, subscription and maintenance services gross margin decreased to 69% as compared to 75% in 2012 and subscription and maintenance services gross profit increased by 11% to $48.0 million. Subscription and maintenance services cost of revenue increased by 44%, or $6.5 million, to $21.4 million in 2013 as compared to 2012. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $4.0 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $1.8 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, primarily investment in our BroadCloud offering, which includes the impact of the acquisitions we made during 2012 and 2013. The increase was also due to a $1.3 million increase in amortization of acquired intangibles and a $0.8 million increase in direct third-party telephony expenses. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.
For 2013, professional services and other gross margin decreased to 27% as compared to 46% in 2012 and professional services and other gross profit decreased by 49% to $4.0 million. Professional services and other cost of revenue increased 20%, or $1.8 million, to $10.8 million for 2013. The increase in professional services cost of revenue was primarily due to an increase of $1.5 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $0.7 million related to stock-based compensation expense. The decrease in professional services and other gross profit was driven by an increase in professional services and other cost of revenue and a decrease in professional services and other revenue. The decrease in professional services and other revenue was primarily due to the timing of revenue recognition on orders.

Operating Expenses

	Year ended December 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$62,174	35%	$47,911	29%	$14,263	30%
Research and development	49,696	28	36,178	22	13,518	37
General and administrative	32,580	18	22,863	14	9,717	43
Total operating expenses	$144,450	81%	$106,952	65%	$37,498	35%
Sales and Marketing. Sales and marketing expense increased by 30%, or $14.3 million, to $62.2 million for 2013. The increase was primarily due to a $12.5 million increase in personnel-related costs driven by an increase in headcount and compensation costs, of which $8.7 million related to stock-based compensation expense. The increase was also due to a $1.1 million increase in travel expenses.
Research and Development. Research and development expense increased by 37%, or $13.5 million, to $49.7 million for 2013. This increase was primarily due to a $12.5 million increase in personnel-related costs driven by an increase in headcount and compensation costs, of which $8.7 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, which includes the impact of the acquisitions we made during 2012 and 2013.
General and Administrative. General and administrative expense increased by 43%, or $9.7 million, to $32.6 million for 2013. This increase was primarily due to a $7.9 million increase in personnel-related costs driven by an increase in headcount and compensation costs, of which $6.2 million related to stock-based compensation expense. The increase was also due to a $1.1 million increase in third-party costs related to acquisitions in 2013.
(Loss) Income from Operations
We had losses from operations of $7.3 million for 2013, compared to income of $25.4 million in 2012.
Other (Income) Expense

	Year ended December 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(454)	*	$(455)	*	$1	—%
Interest expense	7,400	4%	6,925	4%	475	7%
Total other expense, net	$6,946	4%	$6,470	4%	$476	7%

*	Less than 1%
Interest income remained approximately unchanged for 2013. Interest expense increased by $0.5 million compared to 2012.
(Benefit from) Provision for Income Taxes
Benefit from income taxes was $5.4 million for the year ended December 31, 2013, compared to provision for income taxes of $6.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, in addition to the tax impact of the net loss for the year, the tax provision was primarily impacted by the release of the valuation allowance on a foreign jurisdiction.

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
Revenue from the Americas for 2012 increased by 22%, or $19.6 million, to $107.5 million, compared to 2011. The increase in the Americas revenue for 2012 was due to growth in software license sales for our hosted UC and consumer offerings and associated maintenance support revenue. EMEA revenue for 2012 increased by 58%, or $14.5 million, to $39.3 million, compared to 2011. The increase in EMEA revenue in 2012 was primarily due to growth in software license sales and related maintenance support, particularly our hosted UC applications, and the recognition of consumer applications revenue related to an arrangement that had been deferred in prior periods. APAC revenue for 2012 decreased by 29%, or $7.3 million, to $18.0 million, compared to 2011. The decrease in APAC revenue was primarily due to the recognition of revenue in 2011 on a sizeable order for our call center application from a large incumbent provider that had been deferred in prior periods.
License Software
License software revenue for 2012 increased by 16%, or $12.5 million, to $89.8 million, compared to 2011. The increase in revenue for 2012 was primarily due to growth in sales of software licenses. This growth was most significant in license sales for our hosted UC and consumer applications. Deferred license software revenue decreased by $2.2 million in 2012, compared to a decrease of $5.0 million in 2011.
Subscription and Maintenance Support
Subscription and maintenance support revenue for 2012 increased by 37%, or $15.8 million, to $58.2 million, compared to 2011. The increase in subscription and maintenance support revenue for 2012 was primarily due to growth in our installed base of customers and licenses and subscription revenue contributions from certain of our recent acquisitions. Deferred subscription and maintenance support revenue increased by $6.4 million in 2012, compared to an increase of $5.9 million in 2011.
Professional Services and Other
Professional services and other revenue for 2012 decreased by 8%, or $1.5 million, to $16.8 million, compared to 2011. The decrease in professional services and other revenue for 2012 was primarily due to the recognition of revenue in 2011 for a new call center application that had been deferred in prior periods, partially offset by growth in demand for our professional services. Deferred professional services and other revenue remained approximately unchanged in 2012, compared to a decrease of $3.0 million in 2011.

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
For 2012, gross margin decreased to 80%, compared to 82% in 2011, and our gross profit increased by 17%, or $19.3 million, to $132.4 million. We experienced an increase in both license software revenue gross profit and subscription and maintenance support gross profit and a decrease in professional services and other gross profit for 2012. The total gross profit growth is primarily due to growth in license software and subscription and maintenance support revenue relative to the respective cost of revenue.
For 2012, license software gross margin decreased to 90%, compared to 92% in 2011, and license software gross profit increased by 14% to $81.1 million. License software cost of revenue increased by 42%, or $2.6 million, to $8.6 million for 2012. This increase of license software cost of revenue was primarily due to a $1.0 million increase in equipment and resold third party software costs and a $0.8 million increase in personnel-related costs driven by an increase in headcount and compensation increases. The increase in license software gross profit was driven by revenue growth relative to lower growth in license software cost of revenue.
For 2012, subscription and maintenance services gross margin remained approximately unchanged at 75%, compared to 2011, and subscription and maintenance services gross profit increased by 35% to $43.4 million. Subscription and maintenance services cost of revenue increased by 42%, or $4.4 million, to $14.8 million in 2012, compared to 2011. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $1.3 million in personnel-related costs driven by an increase in headcount and compensation increases, a $1.1 million increase in amortization of acquired intangibles, a $0.4 million increase in consulting fees and a $0.4 million increase in line costs. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.
For 2012, professional services and other gross margin decreased to 46%, compared to 54% in 2011, and professional services and other gross profit decreased by 20% to $7.8 million. Professional services and other cost of revenue increased 6%, or $0.5 million, to $9.0 million for 2012. The increase in professional services cost of revenue was primarily due to an increase in personnel-related costs and consulting fees. The decrease in professional services and other gross profit was driven by the recognition of revenue in 2011 for a new call center application from a large APAC incumbent provider that had been deferred in prior periods.

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
Sales and Marketing. Sales and marketing expense increased by 25%, or $9.5 million, to $47.9 million for 2012, compared to 2011. This increase was primarily due to a $7.2 million increase in personnel-related costs driven by an increase in headcount and higher sales commissions, a $0.7 million increase in outside consulting fees and a $0.7 million increase in travel expenses.
Research and Development. Research and development expense increased by 30%, or $8.4 million, to $36.2 million for 2012, compared to 2011. This increase was primarily due to an $8.0 million increase in personnel-related costs driven by an increase in headcount and compensation increases. The increase in headcount was reflective of our continued investment in our product offerings, as well as the impact of the acquisitions we made during 2011 and 2012.
General and Administrative. General and administrative expense increased by 17%, or $3.3 million, to $22.9 million for 2012, compared to 2011. This increase was primarily due to a $2.0 million increase in personnel-related costs driven by an increase in headcount and compensation increases, a $0.7 million increase in equipment and software costs, a $0.6 million increase in bad debt expense and an increase of $0.3 million in outside consulting fees.
Income from Operations
We had income from operations of $25.4 million for 2012, compared to $27.4 million in 2011.
Other (Income) Expense

	Year ended December 31,				Period-to-Period Change
	2012		2011
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest income	$(455)	*	$(278)	*	$(177)	64%
Interest expense	6,925	4%	3,592	3%	3,333	93%
Total other expense, net	$6,470	4%	$3,314	2%	$3,156	95%

*	Less than 1%
Interest income increased by $0.2 million for 2012. Interest expense increased by $3.3 million compared to 2011. This increase in interest expense was primarily due to a full year's recognition of interest expense in 2012 on our Notes issued in June 2011.
Provision for (Benefit from) Income Taxes
Provision for income taxes was $6.9 million for 2012, compared to benefit from income taxes of $8.2 million for 2011. The provision for income taxes for 2012 was positively impacted by $1.9 million due to the recognition of research and development tax credits relating to prior years. These credits were not recorded until an acceptance for the credits was established. The benefit from income taxes for 2011 related primarily to an $8.9 million benefit due to the discrete release of the U.S. tax valuation allowance, partially offset by foreign taxes.

Liquidity and Capital Resources
Resources
Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities, which has resulted primarily from growth in net income and deferred revenue. Cash flow from operations was $31.9 million, $30.0 million and $28.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. In June 2011, we completed an offering of our Notes with net proceeds from the offering of approximately $115.7 million.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands).

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$69,866	$90,545
Accounts receivable, net	66,595	48,980
Working capital	161,066	161,519

	Year ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$31,934	$30,019	$28,514
Investing activities	(57,406)	(34,153)	(99,136)
Financing activities	4,831	458	117,492
Our cash and cash equivalents at December 31, 2013 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.6 million at December 31, 2013 and is not included in cash and cash equivalents, consisted primarily of certificates of deposit that secure letters of credit related to operating leases for office space.
Operating Activities
For the year ended December 31, 2013, net cash provided by operating activities was $31.9 million, compared to $30.0 million for 2012. The increase was primarily due to a $9.6 million increase from the aggregate changes in non-cash items and a $13.3 million increase from the net change in other current and long-term assets and liabilities, partially offset by a decrease in net income of $21.0 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, non-cash interest on convertible debt, amortization of software licenses, tax windfall benefits from stock option exercises and change in deferred income taxes.
For the year ended December 31, 2012, net cash provided by operating activities was $30.0 million, compared to $28.5 million for 2011. The increase was primarily due to a $28.3 million increase from the aggregate changes in non-cash items, partially offset by a decrease in net income of $20.2 million and a $6.6 million decrease from the net change in other current and long-term asset and liabilities. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, non-cash interest on convertible debt, amortization of software licenses and change in deferred income taxes.
For the year ended December 31, 2011, operating activities provided $28.5 million in net cash compared to $19.4 million in 2010. The increase was primarily due to an increase in net income of $24.3 million, partially offset by a $13.9 million decrease from the net change in other current and long-term asset and liabilities and a $1.5 million decrease from the aggregate changes in non-cash items. Non-cash items primarily consist of stock-based compensation expense, release of tax valuation allowances, depreciation and amortization, non-cash interest on convertible debt, amortization of software licenses and change in deferred income taxes.
Investing Activities
Our investing activities have consisted primarily of purchases of marketable securities and property and equipment and the acquisitions of businesses.

For the year ended December 31, 2013, net cash used in investing activities was $57.4 million, compared to $34.2 million for 2012 This increase was primarily attributable to a $12.6 million increase in cash used for acquisitions, an $8.4 million increase in net purchases of marketable securities and a $1.9 million increase in purchases of property and equipment.
For the year ended December 31, 2012, net cash used in investing activities was $34.2 million, compared to $99.1 million for 2011. This decrease was primarily attributable to a $73.6 million decrease in net purchases of marketable securities, offset by an $8.4 million increase in cash used for acquisitions.
For the year ended December 31, 2011, net cash used in investing activities was $99.1 million, compared to $24.3 million for 2010. This increase was attributed to an increase of $118.6 million in marketable securities purchased with excess cash, and a $14.6 million increase in cash used for acquisitions, partially offset by proceeds from the sale and maturity of marketable securities of $58.2 million.
Financing Activities
For the year ended December 31, 2013, net cash provided by financing activities was $4.8 million, compared to net cash used in financing activities of $0.5 million for 2012. Net cash provided by financing activities in 2013 consisted of our tax windfall benefits from stock option exercises of $7.5 million and proceeds from the exercise of stock options of $1.3 million, partially offset by taxes paid on the vesting of restricted stock units of $3.0 million and payments of notes payable of $1.0 million.
For the year ended December 31, 2012, net cash used in financing activities was $0.5 million, compared to net cash provided by financing activities of $117.5 million for 2011. Net cash used in financing activities in 2012 consisted of taxes paid on the vesting of restricted stock units of $2.2 million and payments of notes payable of $0.4 million, offset by proceeds from the exercise of stock options of $2.5 million.
For the year ended December 31, 2011, net cash provided by financing activities was $117.5 million, compared to $29.2 million in 2010. The principal source of cash generated from financing activities was related to the issuance of the Notes, which generated $115.7 million, net of issuance costs. Additionally, net cash provided by financing activities included proceeds from common stock issued upon the exercise of stock options of $3.9 million, partially offset by payments of notes payable and bank loans of $1.6 million.
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
Tekes Loan
In connection with our acquisition of Movial Applications Oy in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which we repaid in full in September 2013. The terms of the loans were governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding and the proceeds were used to fund approved research and development projects. The repayment terms were determined on a per project basis, and the interest rate on each loan was variable, with the interest rate equal to three percent at the time of repayment.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of December 31, 2013 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	2014	2015 - 2016	2017 - 2018	After 2018
Convertible Senior Notes, including interest *	$128,100	$1,800	$3,600	$122,700	$—
Operating lease obligations	13,715	2,816	5,065	4,228	1,606
Total	$141,815	$4,616	$8,665	$126,928	$1,606

*
Contractual interest obligations related to our Notes totaled $8.1 million at December 31, 2013, including $1.8 million, $3.6 million, and $2.7 million due in years 2014, 2015-2016, 2017-2018, respectively.

As of December 31, 2013, we had unrecognized tax benefits of $4.9 million. We do not expect to recognize any of these benefits in 2014. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Non-GAAP Financial Measures
In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our Notes and non-cash tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for other GAAP metrics. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.
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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$9,241	$8,643	$6,077
(percent of related revenue)	10%	10%	8%
Less:
Stock-based compensation expense	1,098	553	331
Amortization of acquired intangible assets	856	938	704
Non-GAAP license cost of revenue	$7,287	$7,152	$5,042
(percent of related revenue)	8%	8%	7%

GAAP subscription and maintenance support cost of revenue	$21,368	$14,831	$10,419
(percent of related revenue)	31%	25%	25%
Less:
Stock-based compensation expense	2,663	839	334
Amortization of acquired intangible assets	3,023	1,722	591
Non-GAAP subscription and maintenance support cost of revenue	$15,682	$12,270	$9,494
(percent of related revenue)	23%	21%	22%

GAAP professional services and other cost of revenue	$10,771	$9,012	$8,478
(percent of related revenue)	73%	54%	46%
Less:
Stock-based compensation expense	1,100	439	251
Non-GAAP professional services and other cost of revenue	$9,671	$8,573	$8,227
(percent of related revenue)	66%	51%	45%

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Non-GAAP gross profit:
GAAP gross profit	$137,113	$132,356	$113,090
(percent of total revenue)	77%	80%	82%
Plus:
Stock-based compensation expense	4,861	1,831	916
Amortization of acquired intangible assets	3,879	2,660	1,295
Non-GAAP gross profit	$145,853	$136,847	$115,301
(percent of total revenue)	82%	83%	84%

GAAP license gross profit	$85,167	$81,107	$71,212
(percent of related revenue)	90%	90%	92%
Plus:
Stock-based compensation expense	1,098	553	331
Amortization of acquired intangible assets	856	938	704
Non-GAAP license gross profit	$87,121	$82,598	$72,247
(percent of related revenue)	92%	92%	93%

GAAP subscription and maintenance support gross profit	$47,989	$43,418	$32,043
(percent of related revenue)	69%	75%	75%
Plus:
Stock-based compensation expense	2,663	839	334
Amortization of acquired intangible assets	3,023	1,722	591
Non-GAAP subscription and maintenance support gross profit	$53,675	$45,979	$32,968
(percent of related revenue)	77%	79%	78%

GAAP professional services and other gross profit	$3,957	$7,831	$9,835
(percent of related revenue)	27%	46%	54%
Plus:
Stock-based compensation expense	1,100	439	251
Non-GAAP professional services and other gross profit	$5,057	$8,270	$10,086
(percent of related revenue)	34%	49%	55%

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Non-GAAP income from operations:
GAAP income from operations	$(7,337)	$25,404	$27,436
(percent of total revenue)	(4)%	15%	20%
Plus:
Stock-based compensation expense	41,684	15,022	7,201
Amortization of acquired intangible assets	3,879	2,660	1,295
Non-GAAP income from operations	$38,226	$43,086	$35,932
(percent of total revenue)	21%	26%	26%

GAAP operating expense	$144,450	$106,952	$85,654
(percent of total revenue)	81%	65%	62%
Less:
Stock-based compensation expense	36,823	13,191	6,285
Non-GAAP operating expense	$107,627	$93,761	$79,369
(percent of total revenue)	60%	57%	57%

GAAP sales and marketing expense	$62,174	$47,911	$38,376
(percent of total revenue)	35%	29%	28%
Less:
Stock-based compensation expense	14,336	5,609	1,984
Non-GAAP sales and marketing expense	$47,838	$42,302	$36,392
(percent of total revenue)	27%	26%	26%

GAAP research and development expense	$49,696	$36,178	$27,744
(percent of total revenue)	28%	22%	20%
Less:
Stock-based compensation expense	13,225	4,498	1,901
Non-GAAP research and development expense	$36,471	$31,680	$25,843
(percent of total revenue)	20%	19%	19%

GAAP general and administrative expense	$32,580	$22,863	$19,534
(percent of total revenue)	18%	14%	14%
Less:
Stock-based compensation expense	9,262	3,084	2,400
Non-GAAP general and administrative expense	$23,318	$19,779	$17,134
(percent of total revenue)	13%	12%	12%

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net income	$(8,874)	$12,076	$32,297
(percent of total revenue)	(5)%	7%	23%
Adjusted for:
Stock-based compensation expense	41,684	15,022	7,201
Amortization of acquired intangible assets	3,879	2,660	1,295
Non-cash interest expense on our notes	5,504	5,120	2,561
Non-cash tax provision (benefit)	(6,145)	6,023	(8,879)
Non-GAAP net income	$36,048	$40,901	$34,475
(percent of total revenue)	20%	25%	25%

GAAP net income per basic common share	$(0.32)	$0.44	$1.21
Adjusted for:
Stock-based compensation expense	1.48	0.54	0.27
Amortization of acquired intangible assets	0.14	0.10	0.05
Non-cash interest expense on our notes	0.19	0.18	0.10
Non-cash tax provision (benefit)	(0.22)	0.22	(0.33)
Non-GAAP net income per basic common share	$1.27	$1.48	$1.30

GAAP net income per diluted common share	$(0.32)	$0.43	$1.15
Adjusted for:
Stock-based compensation expense	1.43	0.53	0.26
Amortization of acquired intangible assets	0.13	0.09	0.05
Non-cash interest expense on our notes	0.19	0.18	0.09
Non-cash tax provision (benefit)	(0.21)	0.21	(0.32)
Non-GAAP net income per diluted common share	$1.22	$1.44	$1.23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all of our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. We do not enter into investments for trading or speculative purposes. At December 31, 2013, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at December 31, 2013, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $1.1 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of BroadSoft, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BroadSoft, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2014

BroadSoft, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$69,866	$90,545
Short-term investments	93,664	73,075
Accounts receivable, net of allowance for doubtful accounts of $128 and $139 at December 31, 2013 and December 31, 2012, respectively	66,595	48,980
Deferred tax assets, current	4,559	3,732
Other current assets	12,597	10,796
Total current assets	247,281	227,128
Long-term assets:
Property and equipment, net	10,110	7,361
Long-term investments	23,340	30,102
Restricted cash	581	584
Intangible assets, net	20,390	11,247
Goodwill	65,192	37,529
Deferred tax assets	16,482	629
Other long-term assets	8,121	12,326
Total long-term assets	144,216	99,778
Total assets	$391,497	$326,906
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$14,957	$15,686
Notes payable and bank loans, current portion	—	555
Deferred revenue, current portion	71,258	49,368
Total current liabilities	86,215	65,609
Convertible senior notes	91,549	86,451
Notes payable and bank loans	—	414
Deferred revenue	6,404	11,781
Deferred tax liabilities	3,506	—
Other long-term liabilities	3,312	1,416
Total liabilities	190,986	165,671
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at December 31, 2013 and December 31, 2012; no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at December 31, 2013 and December 31, 2012; 28,305,143 and 27,913,471 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	283	279
Additional paid-in capital	254,736	208,073
Accumulated other comprehensive loss	(1,525)	(3,008)
Accumulated deficit	(52,983)	(44,109)
Total stockholders’ equity	200,511	161,235
Total liabilities and stockholders’ equity	$391,497	$326,906
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue:
License software	$94,408	$89,750	$77,289
Subscription and maintenance support	69,357	58,249	42,462
Professional services and other	14,728	16,843	18,313
Total revenue	178,493	164,842	138,064
Cost of revenue:
License software	9,241	8,643	6,077
Subscription and maintenance support	21,368	14,831	10,419
Professional services and other	10,771	9,012	8,478
Total cost of revenue	41,380	32,486	24,974
Gross profit	137,113	132,356	113,090
Operating expenses:
Sales and marketing	62,174	47,911	38,376
Research and development	49,696	36,178	27,744
General and administrative	32,580	22,863	19,534
Total operating expenses	144,450	106,952	85,654
(Loss) income from operations	(7,337)	25,404	27,436
Other expense (income):
Interest income	(454)	(455)	(278)
Interest expense	7,400	6,925	3,592
Total other expense, net	6,946	6,470	3,314
(Loss) income before income taxes	(14,283)	18,934	24,122
(Benefit from) provision for income taxes	(5,409)	6,858	(8,175)
Net (loss) income	$(8,874)	$12,076	$32,297
Net (loss) income per common share:
Basic	$(0.32)	$0.44	$1.21
Diluted	$(0.32)	$0.43	$1.15
Weighted average common shares outstanding:
Basic	28,116	27,581	26,603
Diluted	28,116	28,353	27,987
Stock-based compensation expense included above:
Cost of revenue	$4,861	$1,831	$916
Sales and marketing	14,336	5,609	1,984
Research and development	13,225	4,498	1,901
General and administrative	9,262	3,084	2,400
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net (loss) income	$(8,874)	$12,076	$32,297
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,478	(495)	(798)
Unrealized gain (loss) on investments	5	44	(23)
Total other comprehensive income (loss), net of tax	1,483	(451)	(821)
Comprehensive (loss) income	$(7,391)	$11,625	$31,476
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

		Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2010	$52,545	25,452	$255	$142,508	$(1,736)	$(88,482)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercise of stock options and withholding tax	3,370	1,654	16	3,354	—	—
Stock-based compensation expense	6,640	—	—	6,640	—	—
Equity component of convertible senior notes issuance	39,151	—	—	39,151	—	—
Tax windfall benefits on exercises of stock options	61	—	—	61	—	—
Foreign currency translation adjustment	(798)	—	—	—	(798)	—
Unrealized loss on investments	(23)	—	—	—	(23)	—
Net income	$32,297	—	—	—	—	32,297
Balance December 31, 2011	$133,243	27,106	271	191,714	(2,557)	(56,185)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	827	807	8	819	—	—
Stock-based compensation expense	15,022	—	—	15,022	—	—
Tax windfall benefits on exercises of stock options	579	—	—	579	—	—
Tax shortfall on exercises of stock options	(61)	—	—	(61)	—	—
Foreign currency translation adjustment	(495)	—	—	—	(495)	—
Unrealized gain on investments	44	—	—	—	44	—
Net income	12,076	—	—	—	—	12,076
Balance December 31, 2012	$161,235	27,913	279	208,073	(3,008)	(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(1,692)	392	4	(1,696)	—	—
Stock-based compensation expense	41,684	—	—	41,684	—	—
Tax windfall benefits on exercises of stock options	6,675	—	—	6,675	—	—
Foreign currency translation adjustment	1,478	—	—	—	1,478	—
Unrealized gain on investments	5	—	—	—	5	—
Net loss	(8,874)	—	—	—	—	(8,874)
Balance December 31, 2013	$200,511	28,305	283	254,736	(1,525)	(52,983)
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(8,874)	$12,076	$32,297
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,822	5,242	3,119
Amortization of software licenses	2,987	2,910	1,820
Stock-based compensation expense	41,684	15,022	7,201
Release of tax valuation allowance	—	—	(8,946)
Provision for (recoveries of) doubtful accounts	149	644	(56)
(Benefit from) provision for deferred income taxes	(7,058)	5,667	66
Excess tax benefit related to share-based compensation	(7,492)	(579)	(61)
Non-cash interest expense on convertible senior notes	5,504	5,120	2,560
Other	—	—	24
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,334)	(2,557)	(5,997)
Other current and long-term assets	(1,128)	(16,414)	(511)
Accounts payable, accrued expenses and other long-term liabilities	(1,799)	(1,125)	238
Current and long-term deferred revenue	16,473	4,013	(3,240)
Net cash provided by operating activities	31,934	30,019	28,514
Cash flows from investing activities:
Purchases of property and equipment	(5,789)	(3,923)	(2,421)
Payments for acquisitions, net of cash acquired	(37,793)	(25,177)	(16,748)
Purchases of marketable securities	(117,067)	(179,886)	(137,305)
Proceeds from sale of marketable securities	—	3,000	11,267
Proceeds from maturities of marketable securities	103,240	171,458	46,962
Purchase of intangible assets resulting from contingent consideration	—	—	(905)
Change in restricted cash	3	375	14
Net cash used in investing activities	(57,406)	(34,153)	(99,136)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	115,688
Proceeds from the exercise of stock options	1,285	2,459	3,943
Taxes paid on vesting of RSUs	(2,977)	(2,198)	(574)
Excess tax benefit related to share-based compensation	7,492	579	61
Notes payable and bank loans—payments	(969)	(382)	(1,626)
Net cash provided by financing activities	4,831	458	117,492
Effect of exchange rate changes on cash and cash equivalents	(38)	149	(52)
Net (decrease) increase in cash and cash equivalents	(20,679)	(3,527)	46,818
Cash and cash equivalents, beginning of period	90,545	94,072	47,254
Cash and cash equivalents, end of period	$69,866	$90,545	$94,072
Supplemental disclosures:
Cash paid for interest	$1,895	$905	$1,032
Cash paid for income taxes	$422	$1,363	$385

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
Revision of Prior Period Amounts
The Company revised the presentation of excess tax benefit related to share based compensation in the statement of cash flows for the years ended December 31, 2012 and 2011. This item was previously reflected as a cash inflow from operating activities rather than financing activities. The revision decreased cash flows from operating activities and increased cash flows from financing activities by $0.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. There was no impact on cash and cash equivalents. The Company concluded that the correction was immaterial to all prior annual and quarterly periods.
Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are held in money market accounts. Restricted cash consists primarily of certificates of deposit that are securing letters of credit related to operating leases for office space. The Company had long-term restricted cash of $0.6 million at December 31, 2013 and 2012.
Investments in Marketable Securities
Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s consolidated balance sheet as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent temporary changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company’s primary objective when investing excess cash is preservation of principal. The following table summarizes the Company's investments:

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	December 31, 2013		December 31, 2012
	Contracted Maturity	Carrying Value	Contracted Maturity	Carrying Value
		(in thousands)		(in thousands)
Money market funds	demand	$48,256	demand	$63,189
Total cash equivalents		$48,256		$63,189
U.S. agency notes	2 - 329 days	$35,534	17 - 304 days	$25,632
Commercial paper	7 - 31 days	4,999	3 - 214 days	27,489
Corporate bonds	10 - 325 days	53,131	31 - 227 days	19,954
Total short-term investments		$93,664		$73,075
U.S. agency notes	386 - 605 days	$15,006	399 - 610 days	$18,135
Corporate bonds	407 - 472 days	8,334	389 - 560 days	11,967
Total long-term investments		$23,340		$30,102

The following table summarizes the Company's investments at December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$50,533	$18	$(11)	$50,540
Commercial paper	4,999	—	—	4,999
Corporate bonds	61,448	41	(24)	61,465
Total investments	$116,980	$59	$(35)	$117,004

The following table summarizes the Company's investments at December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$43,750	$17	$—	$43,767
Commercial paper	27,487	2	—	27,489
Corporate bonds	31,921	11	(11)	31,921
Total investments	$103,158	$30	$(11)	$103,177
Fair Value Measurements
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit *	$48,837	$48,837	$63,795	$63,795
Short and long-term investments	117,004	117,004	103,177	103,177
Total assets	$165,841	$165,841	$166,972	$166,972

*	Includes $0.6 million of restricted cash as of December 31, 2013 and 2012 and excludes $21.6 million and $27.4 million of operating cash balances as of December 31, 2013 and 2012, respectively.
The carrying amounts of the Company’s other financial instruments, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short term nature. (See Note 9 Borrowings for additional information on fair value of debt.)

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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

	December 31, 2013	Level 1	Level 2	Level 3
Money market funds	$48,256	$48,256	$—	$—
Certificates of deposit	581	581	—	—
Total cash equivalents and certificates of deposit *	48,837	48,837	—	—
U.S. agency notes	50,540	—	50,540	—
Commercial paper	4,999	—	4,999	—
Corporate bonds	61,465	—	61,465	—
Total investments	117,004	—	117,004	—
Total cash equivalents, certificates of deposit and investments	$165,841	$48,837	$117,004	$—

	December 31, 2012	Level 1	Level 2	Level 3
Money market funds	$63,189	$63,189	$—	$—
Certificates of deposit	606	606	—	—
Total cash equivalents and certificates of deposit *	63,795	63,795	—	—
U.S. agency notes	43,767	—	43,767	—
Commercial paper	27,489	—	27,489	—
Corporate bonds	31,921	—	31,921	—
Total investments	103,177	—	103,177	—
Total cash equivalents, certificates of deposit and investments	$166,972	$63,795	$103,177	$—

*	Includes $0.6 million of restricted cash as of December 31, 2013 and 2012 and excludes $21.6 million and $27.4 million of operating cash balances as of December 31, 2013 and 2012, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended December 31, 2013, 2012 and 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. All of the Company’s cash and cash equivalents and marketable

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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

The following customers represented 10% or more of revenue or accounts receivable:

	Year Ended December 31,			December 31,
	2013	2012	2011	2013	2012
	Revenue			Accounts Receivable
Company A	*	*	11%	13%	16%

*	Represented less than 10%
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are derived from sales to customers. Each customer is evaluated for creditworthiness through a credit review process at the time of each order. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that is maintained for estimated losses that would result from the inability of some customers to make payments as they become due. The allowance is based on an analysis of past due amounts and ongoing credit evaluations. Collection experience has been consistent with the Company’s estimates.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.
Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets per the table below:

Equipment	3 years
Software	1.5 - 3 years
Furniture and fixtures	5 years
Leasehold improvements are amortized over the shorter of the term of the lease and the estimated useful life of the assets.
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
To date, the assets acquired and liabilities assumed in the Company’s business combinations have primarily consisted of acquired working capital, definite-lived intangible assets and goodwill. The carrying value of acquired working capital approximates its fair value, given the short-term nature of these assets and liabilities. The Company estimates the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible, which include revenue, operating expenses and taxes. The Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Goodwill
Goodwill represents the excess of (a) the aggregate of the fair value of consideration transferred in a business combination, over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests as described below.
The Company tests goodwill for impairment annually on December 31, or more frequently if events or changes in business circumstances indicate the asset might be impaired. The Company may first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. To the extent the assessment identifies adverse conditions, or if the Company elects to bypass the qualitative assessment, goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the purchase price were being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded to operating expenses in the consolidated statement of operations in the period the determination is made.
The Company has determined that it has one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the results of the Company’s annual goodwill impairment testing, there was no indication of impairment as of December 31, 2013, 2012 or 2011. (See Note 4 Goodwill and Intangibles.)
Identifiable Intangible Assets
The Company acquired intangible assets in connection with certain of its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on the Company’s historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. In those cases where the Company determines that the useful life of an intangible asset should be shortened, the Company amortizes the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company did not revise the useful life estimates attributed to any of the Company’s intangible assets during the years ended December 31, 2013, 2012 or 2011. (See Note 4 Goodwill and Intangibles.)
The estimated useful lives used in computing amortization are as follows:

Customer relationships	3 - 8 years
Developed technology	2 - 6 years
Non-compete agreement	1 year
Tradenames	1 - 7 years
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which the Company would compute using a discounted cash flow approach. There was no impairment of long-lived assets during the years ended December 31, 2013, 2012 or 2011.
Deferred Financing Costs
The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
License Software
Revenue from software licenses is recognized when the following four basic criteria are met as follows:

•
Persuasive evidence of an arrangement. For direct sales, an agreement signed by the Company and by the customer, in conjunction with a non-cancelable purchase order or executed sales quote from the customer, is deemed to represent persuasive evidence of an arrangement. For sales through distribution partners, a purchase order or executed sales quote, in conjunction with a reseller agreement with the distribution partner and evidence of the distribution partner's customer, is deemed to represent persuasive evidence of an arrangement. Revenue is deferred for sales through a distribution partner without proof of the distribution partner's customer.

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
The Company delivers its licensed software primarily by utilizing electronic media. Revenue includes amounts billed for shipping and handling and such amounts represent less than 1% of revenue. Cost of license software revenue includes shipping and handling costs.
Subscription and Maintenance Support
The Company typically sells annual maintenance support contracts in combination with license software sales. Maintenance support enables the customer to continue receiving software maintenance and support after the warranty period has expired. Maintenance support is renewable at the option of the customer. When customers prepay for the annual maintenance support, the related revenue is deferred and recognized ratably over the term of the maintenance period. Generally, rates for maintenance support, including subsequent renewal rates, are established based upon a specific percentage of net license fees as set forth in the arrangement. Maintenance support includes the right to unspecified product upgrades on an if-and-when available basis.
The Company’s subscription revenue is generated from a recurring fee and/or a usage based fee from customers purchasing the Company's cloud offering. Under these arrangements, the Company is generally paid a recurring fee calculated based on the number of seats and type of service purchased or a usage fee based on the actual number of transactions. Revenue related to the recurring fee is recognized ratably over the contract term beginning with the date our service is made available to the customer. The usage fee is recognized as revenue in the period in which the transactions occur. Subscription agreements do not provide customers with the right to take possession of the underlying software at any time.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Professional Services and Other
Revenue from professional services includes implementation, training and consulting fees and is generally recognized as services are performed. Services are generally not considered essential to the functionality of the licensed software.
Costs related to shipping and handling and billable travel expenses are included in cost of revenue.
Multiple Element Arrangements
The Company accounts for multiple element arrangements that consist of software and software-related services, collectively referred to as “software elements”, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, the Company generally allocates revenue to the software license by determining the fair value of the undelivered elements, which is usually maintenance support and professional services. The Company establishes vendor-specific objective evidence ("VSOE") of the fair value of the maintenance support based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. VSOE for professional services is determined based on an analysis of our historical daily rates when these professional services are sold separately from the software license.
For the Company's cloud offering, multiple element arrangements that include subscription and professional services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables (a) vendor-specific objective evidence of fair value, (b) third-party evidence of selling price and (c) best estimate of the selling price. Best estimate of selling price reflects the Company’s estimates of what the selling prices of elements would be if they were sold on a stand-alone basis. Factors considered by the Company in developing relative selling prices for products and services include the discounting practices, price lists, go-to-market strategy, historical standalone sales and contract prices.
Research and Development
Research and development expenses consist primarily of personnel and related expenses for the Company's research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred.
Software Development Costs
Software development costs for software to be sold, leased or marketed that is incurred prior to the establishment of technological feasibility are expensed as incurred as research and development expense. Software development costs incurred subsequent to the establishment of technological feasibility, if any, are capitalized until the software is available for general release to customers. The Company has determined that technological feasibility has been established at approximately the same time as the general release of such software to customers. Therefore, to date, the Company has not capitalized any related software development costs.
Internal-Use Software Development Costs
The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include costs directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Internal-use software is amortized on a straight-line basis over the estimated useful life. Costs incurred during the preliminary development stage, as well as maintenance and training costs, are expensed as incurred.
The Company capitalized $1.1 million and $0.3 million in internal-use software during the years ended December 31, 2013 and 2012, respectively. Capitalized internal-use software is included in property and equipment.
The Company recorded amortization expense related to these assets of approximately $0.2 million during the year ended December 31, 2013. The Company did not record any amortization expense related to these assets during the years ended December 31, 2012 or 2011.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date.
Deferred revenue consists of the following (in thousands):

	December 31, 2013	December 31, 2012
License software	$20,149	$18,375
Subscription and maintenance support	46,975	35,701
Professional services and other	10,538	7,073
Total	$77,662	$61,149
Current portion	$71,258	$49,368
Non-current portion	6,404	11,781
Total	$77,662	$61,149
Cost of Revenue
Cost of revenue includes (a) royalties paid to third parties whose technology or products are sold as part of the Company’s products, (b) direct costs to manufacture and distribute product, (c) direct costs to provide product support and professional support services, (d) direct costs associated with delivery of the Company's cloud offering and (e) intangible asset amortization expense related to acquired technology.
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
The Company currently has significant deferred tax assets, primarily resulting from net operating loss carryforwards and stock-based compensation expense. The Company has a valuation allowance of approximately $3.3 million against its net deferred tax assets in certain foreign jurisdictions. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.
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
Stock-Based Compensation
The Company applies the fair value method for determining the cost of stock-based compensation for employees, directors and consultants. Under this method, the total cost of the grant is measured based on the estimated fair value of the stock award at the date of the grant, using a binomial options pricing model, or binomial lattice model. The total cost related to the portion of awards granted that is ultimately expected to vest is recognized as stock-based compensation expense on a graded basis over the requisite service period of the grant.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Estimated Fair Value of Share-Based Payments
The binomial lattice model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Stock-based awards are combined into one grouping for purposes of valuation assumptions. Fair value of the stock options was estimated at the grant date, using the following weighted average assumptions:

	Year ended December 31,
	2013	2012	2011
Average assumptions:
Risk-free interest rate	1.5%	1.0%	1.5%
Expected dividend yield	—%	—%	—%
Expected volatility	56%	57%	58%
Expected term (years)	7.5 years	7.5 years	7.6 years
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
Net (Loss) Income Per Common Share
Basic net (loss) income per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, restricted stock units ("RSUs") and convertible securities were exercised or converted into common stock.
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net (loss) income represents the numerator and weighted average common shares outstanding represents the denominator:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net (loss) income	$(8,874)	$12,076	$32,297
Weighted average basic common shares outstanding	28,116	27,581	26,603
Dilutive effect of stock-based awards	—	772	1,384
Weighted average diluted common shares outstanding	28,116	28,353	27,987
(Loss) earnings per share:
Basic	$(0.32)	$0.44	$1.21
Diluted	$(0.32)	$0.43	$1.15
Due to the cash settlement feature of the principal amount of the convertible senior notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur during the years ended December 31, 2013, 2012 or 2011.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2013, the weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible to 944,499 shares of common stock as the effect would have been anti-dilutive given the Company's loss for the year. For the years ended December 31, 2013, 2012 and 2011, certain stock options were not included in the computation of diluted earnings per share as their effect was anti-dilutive because the exercise prices exceeded the average market price of the Company’s common stock during these periods. The weighted average effect of potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect was anti-dilutive was 1,927,664, 575,327 and 96,932 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
3.    Acquisitions
Finocom AG
On December 16, 2013, the Company completed its acquisition of all outstanding shares of finocom AG ("finocom"), a provider of cloud-delivered IP-based communication services. The acquisition enables the Company to extend its BroadCloud delivery platform to customers in Germany, and other select European markets. The total cash consideration paid for finocom was $9.7 million. The Company funded the acquisition with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2013.
The consolidated financial statements include the results of finocom from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of December 16, 2013 (in thousands):

Accounts receivable	243
Other current assets	7
Deferred tax asset	1,080
Property and equipment	64
Trade name	275
Customer relationships	2,610
Developed technology	1,236
Goodwill	5,686
Deferred tax liability	(1,322)
Accounts payable and accrued expenses	(199)
Total consideration	$9,680
The trade name represents the fair value of the finocom trade name that the Company intends to use for a fixed period of time. Customer relationships represent the fair value of the underlying relationships and agreements with finocom customers. Developed technology represents the fair value of finocom's intellectual property. The trade name, customer relationships and developed technology are being amortized on a straight-line basis over a period of seven years, eight years and five years, respectively, which in general reflects the cash flows generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately seven years.
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $5.7 million was recorded as goodwill. The initial purchase price allocation is preliminary as of December 31, 2013. Changes to amounts recorded as assets or liabilities as additional information is received may result in a corresponding adjustment to goodwill. The goodwill balance is attributable to the assembled workforce and the expected synergies, including complementary products that enhance the Company's overall product portfolio. In accordance with U.S. GAAP, goodwill

BroadSoft, Inc.
Notes to Consolidated Financial Statements

associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
HIPCOM
On August 12, 2013, the Company completed its acquisition of all outstanding shares of Hosted IP Communications (Europe) Limited ("HIPCOM"), a provider of hosted business VoIP services. The acquisition enables the Company to extend its BroadCloud delivery platform to customers in the United Kingdom, and other select European markets. The total cash consideration paid for HIPCOM was $26.3 million. The Company funded the acquisition with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2013.
The consolidated financial statements include the results of HIPCOM from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The Company has not finalized the purchase price allocation for this acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of August 12, 2013 (in thousands):

Cash and cash equivalents	$215
Accounts receivable	1,187
Other current assets	289
Property and equipment	311
Trade name	310
Customer relationships	7,128
Developed technology	465
Goodwill	18,280
Deferred tax liability, net	(966)
Accounts payable and accrued expenses	(876)
Total consideration	$26,343
The trade name represents the fair value of the HIPCOM trade name that the Company intends to use for a fixed period of time. Customer relationships represent the fair value of the underlying relationships and agreements with HIPCOM customers. Developed technology represents the fair value of HIPCOM's intellectual property. The trade name, customer relationships and developed technology are being amortized on a straight-line basis over a period of one year, seven years and two years, respectively, which in general reflects the estimated cash flows to be generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately six years.
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $18.3 million was recorded as goodwill. The initial purchase price allocation is preliminary as of December 31, 2013. Changes to amounts recorded as assets or liabilities as additional information is received may result in a corresponding adjustment to goodwill. The goodwill balance is attributable to the assembled workforce and the expected synergies, including complementary products that enhance the Company's overall product portfolio. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Adaption Technologies Ventures, Ltd.
On August 6, 2012, the Company completed its acquisition of substantially all the assets of Adaption Technologies Ventures, Ltd. (“Adaption”), a provider of hosted business VoIP solutions. The acquisition enabled the Company to enhance its BroadCloud Software-as-a-Service delivery platform.
The total cash consideration paid for Adaption was $22.0 million and the Company funded the acquisition with cash on hand. The Company incurred $0.4 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2012.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The consolidated financial statements include the results of Adaption from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The Company finalized the purchase price allocation for this acquisition in 2013.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of August 6, 2012 (in thousands):

Accounts receivable	$19
Prepaid expenses and other assets	110
Property and equipment	239
Trade name	140
Customer relationships	200
Developed technology	4,700
Goodwill	16,747
Accounts payable and accrued expenses	(155)
Total consideration	$22,000
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
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $16.7 million was recorded as goodwill. The goodwill balance is attributable to expected synergies, including complementary products that enhance the Company’s overall product portfolio. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Movial
On October 21, 2011, the Company completed its acquisition of all of the outstanding shares of Movial Applications Oy (“Movial”), a client developer for IP communications services. The acquisition enabled the Company to enhance its BroadTouch platform.
The total cash consideration paid for Movial was approximately $6.0 million and the Company funded the acquisition with cash on hand. The Company incurred $0.7 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2011.
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
The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of October 21, 2011 (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Cash and cash equivalents	$83
Customer relationships	220
Developed technology	1,718
Goodwill	5,250
Accounts payable and accrued expenses	(302)
Debt	(1,009)
Total consideration	$5,960
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
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $5.3 million was recorded as goodwill. The goodwill balance is attributable to expected synergies, including complementary products that enhance the Company’s overall product portfolio. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
iLinc
On September 30, 2011, the Company completed its acquisition of all outstanding shares of iLinc Communications, Inc. (“iLinc”). iLinc is a provider of web collaboration services for global businesses, governments and educational institutions. The acquisition of iLinc and its web collaboration SaaS offering complements BroadSoft’s BroadCloud services capabilities.
The total cash consideration paid for iLinc was $11.1 million and the Company funded the acquisition with cash on hand. The Company incurred $0.4 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2011.
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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of September 30, 2011 (in thousands):

Cash and cash equivalents	$320
Accounts receivable	504
Prepaid expenses and other assets	54
Property and equipment	34
Trade name	1,400
Customer relationships	100
Developed technology	3,100
Goodwill	4,895
Deferred tax asset	2,629
Accounts payable and accrued expenses	(830)
Deferred revenue	(1,098)
Total consideration	$11,108

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $4.9 million was recorded as goodwill. The goodwill balance is attributable to expected synergies, including complementary products that enhance the Company’s overall product portfolio. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Pro Forma Financial Information for Acquisitions of finocom, HIPCOM and Adaption (unaudited)
The businesses acquired in 2013 contributed aggregate revenue of $2.8 million and net losses of $0.3 million for the period from the relevant acquisition date to December 31, 2013. The businesses acquired in 2012 contributed aggregate revenue of $1.5 million and net losses of $0.2 million for the period from the acquisition date to December 31, 2012.
The unaudited pro forma statements of operations data below gives effect to the acquisitions as if they had occurred as of the beginning of the comparable prior annual reporting period. The following data includes adjustments for amortization of intangibles and acquisition costs. The pro forma information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been in effect for the periods presented.

	Year ended December 31,
	2013	2012
	(In thousands except per share data)
Revenue	$184,383	$173,576
Net (loss) income	(9,347)	7,776
Net (loss) income per common share, basic	$(0.33)	$0.28
Net (loss) income per common share, diluted	$(0.33)	$0.27

4.    Goodwill and Intangibles
The Company has concluded it has a single reporting unit. Accordingly, on an annual basis management performs the impairment assessment required under FASB guidelines at the consolidated enterprise level. The Company performed an impairment test of the Company’s goodwill and determined that no impairment of goodwill existed at December 31, 2013, 2012 or 2011.
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2011	$17,276
Increase in goodwill related to acquisitions	19,924
Other	329
Balance as of December 31, 2012	37,529
Increase in goodwill related to acquisitions	26,106
Other	1,557
Balance as of December 31, 2013	$65,192

BroadSoft, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2013, the increase in "goodwill related to acquisitions" consists of $18.3 million of goodwill related to the acquisition of HIPCOM, $5.7 million of goodwill related to the acquisition of finocom and $2.1 million of goodwill related to the acquisition of a development services company in September 2013. For the year ended December 31, 2012, the increase in “goodwill related to acquisitions” consists of $3.2 million of goodwill related to the acquisition in April 2012 of a research and development workforce and $16.7 million of goodwill related to the acquisition of Adaption in August 2012. Any changes in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.
The Company’s acquired intangible assets are subject to amortization. The following is a summary of intangible assets (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$14,698	$3,362	$11,336	$5,255	$2,765	$2,490
Developed technology	12,948	4,433	8,515	11,218	2,643	8,575
Non-compete agreement	—	—	—	111	111	—
Trade name	874	335	539	369	187	182
Total	$28,520	$8,130	$20,390	$16,953	$5,706	$11,247
Amortization expense on intangible assets was approximately $3.9 million, $2.7 million and $1.3 million in 2013, 2012 and 2011, respectively. In addition, in 2013, the Company retired $1.1 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount. As of December 31, 2013, future amortization expense on intangible assets is expected to be as follows (in thousands):

2014	$5,333
2015	4,729
2016	3,453
2017	2,338
2018	1,763
2019 and thereafter	2,774
Total amortization expense	$20,390
5.    Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Equipment	$13,421	$9,607
Software	5,256	3,346
Furniture and fixtures	1,098	783
Leasehold improvements	3,383	3,167
	23,158	16,903
Less accumulated depreciation and amortization	(13,048)	(9,542)
Property and equipment, net	$10,110	$7,361
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was approximately $3.9 million, $2.6 million and $1.8 million, respectively.

6.    Accounts payable and other current liabilities
Accounts payable and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable and accrued expenses	$5,744	$7,237
Accrued compensation	6,651	6,371
Other	2,562	2,078
	$14,957	$15,686
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
Amortization expense related to these agreements was approximately $2.6 million, $2.8 million and $1.8 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.
8.    Income Taxes
The following table presents the components of the income before income taxes and the provision for (benefit from) income taxes (in thousands):

	Year ended December 31,
	2013	2012	2011
(Loss) income before income taxes:
United States	$(15,226)	$23,429	$25,178
Foreign	943	(4,495)	(1,056)
(Loss) income before income taxes	$(14,283)	$18,934	$24,122

Provision for (benefit from) income taxes:
Current:
Federal and state	$7,718	$407	$4
Foreign	1,423	(1,355)	760
Total current	$9,141	$(948)	$764
Deferred:
Federal and state	$(15,240)	$8,068	$(8,946)
Foreign	690	(262)	7
Total deferred	$(14,550)	$7,806	$(8,939)
Provision for (benefit from) income taxes	$(5,409)	$6,858	$(8,175)

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following table presents the components of net deferred tax assets (liabilities) and the related valuation allowance (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forward	$5,993	$9,140
Deferred revenue	5,694	3,616
Depreciation and amortization	986	704
Research tax credit carry-forward	1,291	2,467
Accrued expenses	2,009	1,637
Stock based compensation	16,129	5,370
Other	4,110	880
Total deferred tax assets	$36,212	$23,814
Valuation allowance	(3,297)	(5,558)
Net deferred tax assets	$32,915	$18,256
Deferred tax liabilities
Acquired intangibles	$(4,381)	$(1,568)
Convertible debt discount	(10,913)	(12,082)
Other	(71)	(244)
Total deferred tax liabilities	$(15,365)	$(13,894)
Net deferred tax assets	$17,550	$4,362
At December 31, 2013, the Company had U.S. net operating loss carryforwards of approximately $63.6 million and research and experimentation tax credit carryforwards of $2.3 million, which are scheduled to begin to expire in 2019. Utilization of net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations as provided by the Internal Revenue Code of 1986, as amended. The Company has not recorded a deferred tax liability for undistributed earnings of $3.9 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
Based upon the Company’s cumulative operating results through June 30, 2011 and an assessment of its expected future results of operations, the Company determined that there was significant positive evidence regarding the realization of its U.S. deferred tax assets. After weighing both the positive and negative evidence, coupled with the continued success in commercializing its core products and services both inside and outside the U.S., the Company believes that it is more likely than not that its U.S. deferred tax assets will be realized. A portion of the U.S. valuation allowance was released in the period ended June 30, 2011 based on the amount of U.S. net deferred tax assets then expected to be remaining as of December 31, 2011. As of December 31, 2011, the Company reversed all of the remaining valuation allowance on the U.S. deferred tax assets because it was more likely than not that those deferred tax assets would be realized. As of December 31, 2013, the Company has a remaining valuation allowance of approximately $3.3 million, which primarily relates to certain foreign NOLs and tax credits that are not more likely than not to be realized. The Company will continue to evaluate the need for a valuation allowance in foreign jurisdictions and may remove the valuation allowance in 2014, which may have an impact on the results of operations.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following table presents the provisions for income taxes compared with income taxes based on the federal statutory tax rate of 35% (in thousands):

	Year ended December 31,
	2013	2012	2011
Tax provision based on federal statutory rate	$(4,999)	$6,437	$8,210
State taxes	617	723	947
Foreign rate differential	(157)	104	(54)
Permanent items	1,503	67	460
Stock based compensation	(147)	938	478
Change in income tax valuation allowance	333	1,756	(16,388)
Business tax credits	(1,829)	(3,258)	(1,204)
Other	(730)	91	(624)
Provision for (benefit from) income taxes	$(5,409)	$6,858	$(8,175)
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
During the year ended December 31, 2013, the Company's unrecognized income tax benefits increased primarily due to tax exposures in certain foreign jurisdictions. Such exposures, if realized, would be offset by foreign tax credits in the U.S. During the years ended December 31, 2012 and 2011, there was no material adjustment in the liability for unrecognized income tax benefits and no new tax positions for which the tax benefit was not recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Unrecognized tax benefits balance at January 1,	$821	$625	$618
Additions for tax positions of prior years	4,054	196	77
Settlements of tax positions of prior years	—	—	(70)
Unrecognized tax benefits balance at December 31,	$4,875	$821	$625
The Company records interest and penalties as a component of its income tax provision. The Company recorded interest and penalties of $0.1 million for the year ended December 31, 2013. The Company recorded no interest and penalties during the years ended December 31, 2012 or 2011. The Company had not accrued interest with respect to uncertain tax positions in the prior years because unfavorable resolution of those positions would not result in cash tax due for those prior years.
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of the common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted.
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
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets.
The fair value of the Notes as of December 31, 2013 and 2012 was $123.2 million and $135.8 million, respectively. The carrying amount of the equity component of the Notes was $28.5 million at December 31, 2013. The unamortized offering costs at December 31, 2013 were $1.8 million which is being amortized as interest expense through the July 2018 maturity date of the Notes. The remaining $1.4 million of offering costs were allocated to the equity component.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	December 31, 2013	December 31, 2012
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(28,451)	(33,549)
Net carrying amount of convertible debt	$91,549	$86,451

The following table presents the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2013	2012
Contractual interest expense	$1,800	$1,800
Amortization of debt issuance costs	406	406
Accretion of debt discount	5,098	4,714
Net interest expense	$7,304	$6,920
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
In connection with the acquisition of Movial Applications Oy in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which loans were repaid in full by the Company during 2013. The loans were governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding and were used to fund approved research and development projects. The repayment terms were determined on a per project basis and the interest rate on each loan is variable, with the interest rate equal to three percent at the time of repayment. As of December 31, 2012, the aggregate balance of the loans was approximately $1.0 million.
Fair Value of Borrowings
Fair value for the Company’s borrowings is estimated using quoted market price of the Notes at December 31, 2013, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of December 31, 2013 were as follows (in thousands):

2013 - 2016	$—
2017 and thereafter, and thereafter	120,000
$120,000

10.  Stockholders’ Equity (Deficit)
Preferred Stock
Pursuant to the Company’s amended and restated certificate of incorporation filed on June 21, 2010 in connection with the closing of the initial public offering of the Company's common stock (the "IPO"), the Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation and could have the effect of delaying, preventing or deterring a change in control. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.
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
The term of stock-based grants is up to 10 years, except that certain stock-based grants made after 2005 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically four years. On January 1, 2012 and 2013, 1,219,787 and 1,250,000 shares, respectively, were added to the 2009 Plan. At December 31, 2013, the Company had 118,663 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Stock options	$8,644	$6,512	$2,394
Restricted stock units	28,020	8,388	4,807
Performance stock units	5,020	122	—
Total recognized stock-based compensation expense	$41,684	$15,022	$7,201

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Stock Options
The following table presents a summary related to stock options for the following periods:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2012	1,474,346	$23.50
Granted	560,905	33.01
Exercised	(201,448)	6.35
Canceled, expired or forfeited	(87,734)	32.45
Balance, December 31, 2013	1,746,069	$28.09	8.06	$10,042
Vested at December 31, 2013	715,075	$19.85	6.82	$8,880
Exercisable at December 31, 2013	715,075	$19.85	6.82	$8,880
In 2013, 2012 and 2011, the Company granted stock options with a weighted-average grant date fair value of $18.09, $20.14 and $21.86, respectively. The intrinsic value of stock options exercised in 2013, 2012 and 2011 was $5.0 million, $22.3 million and $59.3 million, respectively, and cash received from stock options exercised was $1.3 million, $2.5 million and $3.9 million, respectively.
At December 31, 2013, unrecognized stock-based compensation expense, net of estimated forfeitures, relating to unvested stock options was $9.5 million which amount is scheduled to be recognized as stock-based compensation expense over a weighted average period of 1.4 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2013, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	638,299	$34.25
Granted	1,518,023	32.59
Vested	(287,683)	32.72
Forfeited	(76,806)	32.54
Balance, December 31, 2013	1,791,833	$33.16
During 2013, the Company granted 1,510,176 RSUs to certain officers and employees, which vest over three or four years following the vesting commencement date, and granted 7,847 RSUs to certain directors that vest quarterly through December 31, 2013. At December 31, 2013, unrecognized stock-based compensation expense related to unvested RSUs was $24.5 million, which is scheduled to be recognized over a weighted average period of 1.32 years.
During 2012, the Company granted 352,600 RSUs to certain officers and employees, which vest over four years following the date of grant, 128,309 RSUs to certain employees that vest over three years following the date of grant and 4,925 RSUs to certain employees that vest over two years following the date of grant. During 2011, the Company granted 211,450 RSUs to certain officers and employees that vest over four years following the date of grant.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	10,000	$39.86
Granted	382,500	28.72
Vested	(10,000)	39.86
Forfeited	—	—
Balance, December 31, 2013	382,500	$28.72
During 2013, the Company granted 382,500 PSUs to certain officers, which vest over 4 years, subject to the satisfaction of performance conditions based upon the trading price of the Company's common stock. To date, the trading price of our common stock has not met any of the thresholds necessary to satisfy any of the performance conditions of these awards. During 2012, the Company granted 55,000 PSUs to certain officers subject to the recipients’ satisfying the performance criteria of the awards, of which 10,000 PSUs met the criteria and vested on December 31, 2013. At December 31, 2013, unrecognized stock-based compensation expense related to unvested PSUs was $4.3 million, which is scheduled to be recognized over a weighted average period of 1.34 years .
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of December 31, 2013, the Company’s APIC pool balance was $7.3 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. For 2011, there was a reduction to the deferred tax asset related to tax benefits of employee stock option grants of $0.1 million related to forfeitures and exercises that resulted in a tax deduction less than previously recorded benefits based on the option value at the time of grant (shortfalls). Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets for the years ended December 31, 2013 and 2012 are $63.6 million and $77.6 million, respectively.
12.  Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2022. Rent expense was approximately $3.2 million, $2.7 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table presents future minimum lease payments under the non-cancelable operating leases (in thousands):

Operating Leases
Years Ending December 31:
2014	$2,816
2015	2,533
2016	2,533
2017	2,400
2018 and thereafter	3,433
Total future minimum lease payments	$13,715

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
United States	$100,857	$94,781	$75,748
EMEA	44,235	39,334	24,866
APAC	20,990	17,994	25,332
Other	12,411	12,733	12,118
Total Revenue	$178,493	$164,842	$138,064

	December 31, 2013	December 31, 2012
Long-Lived Assets, net
United States	$33,234	$19,676
EMEA	1,412	615
APAC	497	158
Other	488	451
Total Long-Lived Assets, net	$35,631	$20,900
14.    401(k) Defined Contribution Plan
The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. The Company has a 401(k) plan covering all eligible employees. Beginning January 1, 2012, the Company matches a portion of the employees’ eligible contributions according to the 401(k) plan document. Matching contributions to the plan during the years ended December 31, 2013 and 2012 were $1.8 million and $1.2 million, respectively.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

15.  Quarterly Financial Data (Unaudited) (in thousands, except per share data):

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenue	$39,625	$44,009	$42,900	$51,959
Gross profit	29,859	34,238	32,365	40,651
(Loss) income from operations	(3,757)	(2,311)	(2,989)	1,720
Net (loss) income	(2,317)	(3,015)	(4,054)	512
Net (loss) income per share:
Basic	(0.08)	(0.11)	(0.14)	0.02
Diluted	(0.08)	(0.11)	(0.14)	0.02

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenue	$38,343	$40,516	$40,174	$45,809
Gross profit	30,271	32,195	32,449	37,441
Income from operations	4,909	5,576	6,476	8,443
Net income	1,701	2,356	3,140	4,879
Net income per share:
Basic	0.06	0.09	0.11	0.18
Diluted	0.06	0.08	0.11	0.17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based upon this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears on page 59 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
The information required to be disclosed by Item 201(d) of Regulation S-K regarding equity securities authorized for issuance under our equity incentive plans is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 66.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Amounts Charged to Operations (1)	Deductions (2)	Additions Acquired from Business Combinations	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2011	38	56	(40)	—	54
Year Ended December 31, 2012	54	718	(633)	—	139
Year Ended December 31, 2013	139	149	(160)		128
Allowance for deferred tax assets:
Year Ended December 31, 2011	33,499	(8,946)	(22,979)	2,131	3,705
Year Ended December 31, 2012	3,705	1,853	—	—	5,558
Year Ended December 31, 2013	5,558	—	(2,261)	—	3,297
_______________________

(1)	Amount represents charges to bad debt and increase to or (release of) our valuation allowance.

(2)	Amount represents recoveries of accounts receivable previously charged to the allowance and utilization of NOL’s against the valuation allowance.
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
February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ MICHAEL TESSLER	President, Chief Executive	February 28, 2014
Michael Tessler	Officer and Director (Principal Executive Officer)

/S/ JAMES A. THOLEN	Chief Financial Officer	February 28, 2014
James A. Tholen	(Principal Financial and Accounting Officer)

/S/ JOHN D. MARKLEY, JR	Director and Chairman of the	February 28, 2014
John D. Markley, Jr.	Board

/S/ JOHN J. GAVIN, JR	Director	February 28, 2014
John J. Gavin, Jr.

/S/ DOUGLAS L. MAINE	Director	February 28, 2014
Douglas L. Maine

/S/ PAUL J. MAGELLI	Director	February 28, 2014
Paul J. Magelli

/S/ DAVID BERNARDI	Director	February 28, 2014
David Bernardi

/S/ CHARLES L. ILL, III	Director	February 28, 2014
Charles L. Ill, III

Exhibit Index

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement by and between Casabi, Inc. and BroadSoft Casabi, LLC, dated as of October 12, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Second Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Stock Certificate evidencing shares of common stock.

4.2(5)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3(6)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4(7)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5(8)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6(9)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

4.7(10)	Indenture, dated as of June 20, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.

4.8(11)	Form of Note representing the Registrant’s 1.50% Convertible Senior Notes due 2018.

10.1*(12)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2*(13)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3*(14)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.4*(15)	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.5*(16)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6*(17)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7* (18)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

10.8(19)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.9*(20)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.10(21)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.11(22)	BroadSoft, Inc. Non-Employee Director Compensation Policy.

10.13*(23)	BroadSoft, Inc. 2013 Executive Bonus Plan

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

(1)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on October 29, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

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

(23)
Filed herewith. Previously filed, with certain portions redacted pursuant to a confidential treatment request, as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2013.

*	Denotes management compensation plan or arrangement.
^	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.