Form 10-Q
period 2014-03-31
BROADSOFT, INC.
filed 2014-05-05
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on May 1, 2014, was 28,584,683.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$80,665	$69,866
Short-term investments	93,507	93,664
Accounts receivable, net of allowance for doubtful accounts of $124 and $128 at March 31, 2014 and December 31, 2013, respectively	53,433	66,595
Deferred tax assets, current	5,480	4,559
Other current assets	35,960	12,597
Total current assets	269,045	247,281
Long-term assets:
Property and equipment, net	11,855	10,110
Long-term investments	21,984	23,340
Restricted cash	20	581
Intangible assets, net	19,107	20,390
Goodwill	65,424	65,192
Deferred tax assets	3,792	16,482
Other long-term assets	7,798	8,121
Total long-term assets	129,980	144,216
Total assets	$399,025	$391,497
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$18,852	$14,957
Deferred revenue, current	66,639	71,258
Total current liabilities	85,491	86,215
Convertible senior notes	92,880	91,549
Deferred revenue	7,439	6,404
Deferred tax liabilities	2,471	3,506
Other long-term liabilities	3,681	3,312
Total liabilities	191,962	190,986
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 28,571,267 and 28,305,143 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	286	283
Additional paid-in capital	268,443	254,736
Accumulated other comprehensive loss	(1,231)	(1,525)
Accumulated deficit	(60,435)	(52,983)
Total stockholders’ equity	207,063	200,511
Total liabilities and stockholders’ equity	$399,025	$391,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Revenue:
License software	$17,142	$20,842
Subscription and maintenance support	21,126	15,185
Professional services and other	5,650	3,598
Total revenue	43,918	39,625
Cost of revenue:
License software	2,122	2,460
Subscription and maintenance support	7,446	4,613
Professional services and other	3,489	2,693
Total cost of revenue	13,057	9,766
Gross profit	30,861	29,859
Operating expenses:
Sales and marketing	17,856	13,729
Research and development	13,325	12,368
General and administrative	8,905	7,437
Total operating expenses	40,086	33,534
Loss from operations	(9,225)	(3,675)
Other expense:
Interest expense, net	1,772	1,675
Other, net	37	82
Total other expense, net	1,809	1,757
Loss before income taxes	(11,034)	(5,432)
Benefit from income taxes	(3,582)	(3,115)
Net loss	$(7,452)	$(2,317)
Net loss per common share:
Basic	$(0.26)	$(0.08)
Diluted	$(0.26)	$(0.08)
Weighted average common shares outstanding:
Basic	28,419	27,974
Diluted	28,419	27,974
Stock-based compensation expense included above:
Cost of revenue	$1,191	$997
Sales and marketing	3,414	2,758
Research and development	3,206	2,878
General and administrative	2,571	1,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net loss	$(7,452)	$(2,317)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	280	(630)
Unrealized gain (loss) on investments	14	(3)
Total other comprehensive income (loss), net of tax	294	(633)
Comprehensive loss	$(7,158)	$(2,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2013	$200,511	28,305	$283	$254,736	$(1,525)	$(52,983)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(4,079)	266	3	(4,082)	—	—
Stock-based compensation expense	10,082	—	—	10,082	—	—
Tax windfall benefits on exercises of stock options	7,707	—	—	7,707	—	—
Foreign currency translation adjustment	280	—	—	—	280	—
Unrealized gain on investments	14	—	—	—	14	—
Net loss	(7,452)	—	—	—	—	(7,452)
Balance March 31, 2014	$207,063	28,571	$286	$268,443	$(1,231)	$(60,435)
Balance December 31, 2012	$161,235	27,913	$279	$208,073	$(3,008)	$(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(938)	111	1	(939)	—	—
Stock-based compensation expense	8,544	—	—	8,544	—	—
Tax windfall benefits on exercises of stock options	8,446	—	—	8,446	—	—
Foreign currency translation adjustment	(630)	—	—	—	(630)	—
Unrealized loss on investments	(3)	—	—	—	(3)	—
Net loss	(2,317)	—	—	—	—	(2,317)
Balance March 31, 2013	$174,337	28,024	$280	$224,124	$(3,641)	$(46,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,452)	$(2,317)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,727	1,623
Amortization of software licenses	747	714
Stock-based compensation expense	10,382	8,544
Provision for doubtful accounts	(6)	31
Provision for (benefit from) deferred income taxes	18,782	(2,234)
Excess tax benefit related to share-based compensation	(8,048)	(8,446)
Non-cash interest expense on convertible senior notes	1,432	1,339
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,168	6,824
Other current and long-term assets	(23,874)	3,451
Accounts payable, accrued expenses and other long-term liabilities	2,526	(3,061)
Current and long-term deferred revenue	(3,584)	(1,569)
Net cash provided by operating activities	6,800	4,899
Cash flows from investing activities:
Additions to property and equipment	(2,099)	(1,111)
Purchases of marketable securities	(26,021)	(41,620)
Proceeds from maturities of marketable securities	27,534	32,469
Change in restricted cash	561	—
Net cash used in investing activities	(25)	(10,262)
Cash flows from financing activities:
Proceeds from the exercise of stock options	150	168
Taxes paid on vesting of RSUs	(4,229)	(1,106)
Excess tax benefit related to share-based compensation	8,048	8,446
Net cash (used in) provided by financing activities	3,969	7,508
Effect of exchange rate changes on cash and cash equivalents	55	(203)
Net increase in cash and cash equivalents	10,799	1,942
Cash and cash equivalents, beginning of period	69,866	90,545
Cash and cash equivalents, end of period	$80,665	$92,487

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014.
We have reclassified certain amounts that relate to the prior period to conform to the current period's presentation.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2014
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$61,902
Total cash equivalents		$61,902

U.S. agency notes	79 - 352 days	$31,607
Commercial paper	186 - 249 days	7,983
Corporate bonds	1 - 357 days	53,917
Total short-term investments		$93,507

U.S. agency notes	458 - 690 days	$14,079
Corporate bonds	382 - 686 days	7,905
Total long-term investments		$21,984

The following table summarizes the Company's investments at March 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$45,689	$15	$(18)	$45,686
Commercial paper	7,983	—	—	7,983
Corporate bonds	61,781	44	(3)	61,822
Total investments	$115,453	$59	$(21)	$115,491

The following table summarizes the Company's investments at December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$50,533	$18	$(11)	$50,540
Commercial paper	4,999	—	—	4,999
Corporate bonds	61,448	41	(24)	61,465
Total investments	$116,980	$59	$(35)	$117,004

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$61,922	$61,922	$48,837	$48,837
Short and long-term investments	115,491	115,491	117,004	117,004
Total assets	$177,413	$177,413	$165,841	$165,841
* Includes an immaterial amount of restricted cash as of March 31, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $18.8 million and $21.6 million of operating cash balances as of March 31, 2014 and December 31, 2013, respectively.
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

	March 31, 2014	Level 1	Level 2	Level 3
Money market funds	$61,902	$61,902	$—	$—
Certificates of deposit	20	20	—	—
Total cash equivalents and certificates of deposit*	61,922	61,922	—	—
U.S. agency notes	45,686	—	45,686	—
Commercial paper	7,983	—	7,983	—
Corporate bonds	61,822	—	61,822	—
Total investments	115,491	—	115,491	—
Total cash equivalents, certificates of deposit and investments	$177,413	$61,922	$115,491	$—

	December 31, 2013	Level 1	Level 2	Level 3
Money market funds	$48,256	$48,256	$—	$—
Certificates of deposit	581	581	—	—
Total cash equivalents and certificates of deposit*	48,837	48,837	—	—
U.S. agency notes	50,540	—	50,540	—
Commercial paper	4,999	—	4,999	—
Corporate bonds	61,465	—	61,465	—
Total investments	117,004	—	117,004	—
Total cash equivalents, certificates of deposit and investments	$165,841	$48,837	$117,004	$—
* Includes an immaterial amount of restricted cash as of March 31, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $18.8 million and $21.6 million of operating cash balances as of March 31, 2014 and December 31, 2013, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2014 and 2013, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
License software	$18,760	$20,149
Subscription and maintenance support	46,986	46,975
Professional services and other	8,332	10,538
Total	$74,078	$77,662

Current portion	$66,639	$71,258
Non-current portion	7,439	6,404
Total	$74,078	$77,662
5. Software Licenses
In 2011, the Company entered into an agreement that provides the Company the right to distribute certain third-party software on an unlimited basis through May 2016 at a total cost of $10.2 million. To the extent billed license revenue over the four-year period exceeds $460 million, the Company would be required to pay additional fees. The $10.2 million is being amortized to cost of revenue over the four-year period beginning in June 2012 (the date when the previous agreement with the same vendor to distribute the software expired), based on the straight line method.
Amortization expense related to these agreements was approximately $0.6 million for each of the three months ended March 31, 2014 and 2013.
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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of March 31, 2014, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
Holders of the Notes may require the Company to repurchase some or all of the Notes for cash, subject to certain exceptions, upon a fundamental change, as defined in the Indenture, at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant repurchase date.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The fair value of the Notes as of March 31, 2014 and December 31, 2013 was $125.9 million and $123.2 million, respectively. The carrying amount of the equity component of the Notes was $27.1 million at March 31, 2014. The unamortized offering costs at March 31, 2014 were $1.7 million which is being amortized as interest expense through the July 2018 maturity date of the Notes. The remaining $1.4 million of offering costs were allocated to the equity component.
The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	March 31, 2014	December 31, 2013
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(27,120)	(28,451)
Net carrying amount of convertible debt	$92,880	$91,549

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual interest expense	$450	$450
Amortization of debt issuance costs	101	101
Accretion of debt discount	1,331	1,238
Net interest expense	$1,882	$1,789
Installment Loans
In connection with the acquisition of Movial Applications, Inc. in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which loans were repaid in full by the Company during the three months ended September 30, 2013. The loans were governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding and were used to fund approved research and development projects. The repayment terms were determined on a per project basis and the interest rate on each was variable, with the interest rate equal to 3% at the time of repayment.
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at March 31, 2014, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate maturities of borrowings as of March 31, 2014 were as follows (in thousands):

2014 - 2017	$—
2018 and thereafter	120,000
$120,000
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
The term of stock-based grants is up to ten years, except that certain stock-based grants during fiscal years 2006 through 2009 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically four years. On each of January 1, 2013 and 2014, 1,250,000 shares were added to the 2009 Plan. At March 31, 2014, the Company had 1,484,726 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$1,996	$2,410
Restricted stock units	7,117	5,442
Performance stock units	1,269	692
Total recognized stock-based compensation expense	$10,382	$8,544
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2013	1,746,069	$28.09
Granted	42,150	28.53
Exercised	(17,956)	8.25
Canceled, expired or forfeited	(17,313)	36.31
Balance, March 31, 2014	1,752,950	$28.22	7.81	$9,366

Vested at March 31, 2014	782,213	$21.14	6.66	$8,654

Exercisable at March 31, 2014	782,213	$21.14	7.66	$8,654
During the three months ended March 31, 2014 and 2013, the Company granted stock options with a weighted-average grant date fair value of $15.35 and $19.48, respectively. For three months ended March 31, 2014 and 2013, the intrinsic value of stock options exercised was $0.4 million and $1.6 million, respectively, and cash received from stock options exercised was $0.1 million and $0.2 million, respectively.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At March 31, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $8.0 million, which is scheduled to be recognized over a weighted average period of 1.33 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at March 31, 2014, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	1,791,833	$33.16
Granted	11,568	27.65
Vested	(379,621)	32.57
Forfeited	(14,773)	31.45
Balance, March 31, 2014	1,409,007	$33.30

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At March 31, 2014, unrecognized stock-based compensation expense related to unvested RSUs was $18.6 million, which is scheduled to be recognized over a weighted average period of 1.38 years.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	382,500	$28.72
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2014	382,500	$28.72

During the three months ended March 31, 2013, the Company granted 382,500 PSUs to certain officers, which vest over four years, subject to the satisfaction of performance conditions based upon the trading price of the Company's common stock. To date, the trading price of the Company's common stock has not met any of the thresholds necessary to satisfy any of the performance conditions of these awards.
At March 31, 2014, unrecognized stock-based compensation expense related to unvested PSUs was $3.3 million, which is scheduled to be recognized over a weighted average period of 1.50 years.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of March 31, 2014, the balance of the Company’s additional paid-in capital pool related to tax windfall benefits from stock option exercises was $14.9 million.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $43.1 million and $63.6 million at March 31, 2014 and December 31, 2013, respectively.
8. Commitments and Contingencies
In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any material claims related to indemnification obligations to date.
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
The effective tax rate was 32.5% and 57.3% for the three months ended March 31, 2014 and 2013, respectively. Our provision for income taxes differs from the computed U.S. statutory rate due primarily to research and business credits and a valuation allowance in certain foreign jurisdictions. For the three months ended March 31, 2014 and 2013, the Company had a benefit from income taxes of $3.6 million and $3.1 million, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of $4.3 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net loss	$(7,452)	$(2,317)
Weighted average common shares outstanding, basic and diluted	28,419	27,974
Net loss per share, basic and diluted	$(0.26)	$(0.08)
Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three months ended March 31, 2014 and 2013.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2014 and 2013, the weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 1,328,579 and 664,981 shares of the Company's common stock, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
For the three months ended March 31, 2014 and 2013, the weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards convertible into 1,227,744 and 993,856 shares for the three months ended March 31, 2014 and 2013, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
United States	$19,005	$23,056
EMEA	13,267	10,104
APAC	8,989	4,786
Other	2,657	1,679
Total Revenue	$43,918	$39,625

	March 31, 2014	December 31, 2013
Long-Lived Assets, net
United States	$17,847	$17,179
EMEA	1,008	763
APAC	402	381
Other	416	488
Total Long-Lived Assets, net	$19,673	$18,811

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC, on February 28, 2014.
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.
Overview
We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, or cloud-based, Unified Communications, or UC, and other voice and multimedia services over their Internet protocol, or IP, based networks. We enable carriers to offer these UC services across their broadband and wireless networks to a broad range of smartphones, tablets, laptops and other end-user devices. We believe we are well positioned to enable service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad suite of services to their end-users. Our service provider customers include 19 of the top 25 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2012. Our core communications platform consists of three offerings:

BroadWorks
Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of hosted communications offerings, such as hosted PBX (also referred to as hosted IP Centrex), voice and video calling, SIP Trunking, voice and video mail, call center and audio conferencing, as well as 4G or LTE offerings. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control, voice, video and messaging communications through a service provider’s IP-based network. BroadSoft recently introduced its BroadSoft Collaborate offerings that enable the delivery of UC services such as instant messaging and presence, or IM&P, and desktop sharing as additional BroadWorks software elements. We have significantly expanded the video calling and video conferencing capabilities of our offerings.
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
Our BroadCloud PBX service enables our service provider customers to provide BroadWorks-based hosted PBX offerings, accessed through our BroadCloud service delivery network, to their enterprise customers. We also provide certain UC offerings such as web collaboration and IM&P on a cloud basis. Additionally, we offer our BroadCloud PBX and web collaboration services directly to enterprises. Typically, we are paid a monthly recurring fee for providing BroadCloud services. We believe there is a growing acceptance by service providers of cloud-type service offerings and that our BroadCloud offerings enable us to expand our revenue opportunities with our customers.
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

▪
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
During 2014, we believe the trend towards cloud-based and hosted communications by service providers and others will continue as service providers further seek speed and flexibility for the delivery of communications services. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, during 2014, we will continue our strategic investments in research and development of existing and new products, including client software, mobility and cloud-based services, as well as in headcount to support our product offerings and increase our go-to-market efforts.
BroadCloud PBX, our cloud-based PBX offering, is a particularly key area of investment focus for us. We believe that many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users. During 2014, we expect that we will continue to invest in, and expand the availability of, BroadCloud PBX in the United States, United Kingdom, Germany and other select European markets. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market more quickly and drive our revenue growth.
We believe converged and mobile operators desire UC solutions to deliver to their enterprise customer base to grow enterprise revenue, reduce churn and raise average revenue per user. Our UC-One functionality, which is either delivered via a cloud-based platform managed by us or via server software that resides within the service provider’s network, seeks to address this evolution and allows service providers and operators to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed line or wireless access.
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
In 2014, we expect our UC and Trunking solutions to experience strong growth, while our consumer fixed line broadband applications are expected to see a decline in sales. We believe our UC solutions growth is largely driven by increased market acceptance of hosted Unified Communications offerings and our SIP Trunking offerings growth from the move by service provider customers to IP-based trunks.
We also believe that the migration of wireless networks to voice over LTE, or VoLTE, could drive significant growth for us over the next several years and that we are well-positioned to meet carrier demand for VoLTE-based UC and consumer solutions, especially with regard to our UC offerings for VoLTE. While we announced several VoLTE customer wins in late 2013 and early 2014 and expect to execute additional agreements during 2014 to support VoLTE offerings by our service provider customers, we think the revenue and billings impact for these opportunities in 2014 will be modest.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended March 31, 2014 include:

•	Total revenue increased by $4.3 million or 11%, to $43.9 million, compared to $39.6 million for the quarter ended March 31, 2013;

•	Gross profit was $30.9 million, or 70% of revenue, compared to $29.9 million, or 75% of revenue, for the quarter ended March 31, 2013;

•	Loss from operations was $9.2 million, compared to $3.7 million for the quarter ended March 31, 2013;

•	Net loss was $7.5 million, compared to $2.3 million for the quarter ended March 31, 2013;

•	Net loss per diluted share was $0.26 per share compared to $0.08 per share for the quarter ended March 31, 2013;

•	Revenue plus net change in deferred revenue increased by 6% to $40.3 million, compared to $38.1 million for the quarter ended March 31, 2013;

•	Deferred revenue decreased by $3.6 million, compared to $1.6 million for the quarter ended March 31, 2013; and

•	Cash provided by operating activities was $6.8 million, compared to $4.9 million for the quarter ended March 31, 2013.
Some of our key non-GAAP financial highlights for the quarter ended March 31, 2014 include:

•	Non-GAAP gross profit increased to $33.5 million, or 76% of revenue, compared to $31.7 million, or 80% of revenue, for the quarter ended March 31, 2013;

•	Non-GAAP operating income decreased to $2.6 million, or 6% of revenue, compared to $5.7 million, or 14% of revenue, for the quarter ended March 31, 2013;

•	Non-GAAP net income decreased to $2.1 million, or 5% of revenue, compared to $5.1 million, or 13% of revenue, for the quarter ended March 31, 2013; and

•	Non-GAAP net income per diluted share decreased to $0.07 per common share, compared to $0.18 per common share for the quarter ended March 31, 2013.
For a discussion of these non-GAAP financial measures and a reconciliation of GAAP and non-GAAP financial results, please refer to “Non-GAAP Financial Measures” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Components of Operating Results
Revenue
We derive our revenue primarily from the sale of license software, subscription and maintenance support and professional services and other. We recognize revenue when all revenue recognition criteria have been met in accordance with revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.
Our total revenue consists of the following:
License software. We derive license software revenue from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of March 31, 2014, our deferred license software revenue balance was $18.8 million, the current portion of which was $18.0 million.
Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and from subscriptions related to our delivery of BroadCloud services.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of March 31, 2014, our deferred subscription and maintenance support revenue balance was $47.0 million, the current portion of which was $40.4 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of March 31, 2014, our deferred professional services and other revenue balance was $8.3 million, substantially all of which was current.
Cost of Revenue
Our total cost of revenue consists of the following:

•
Cost of license software revenue. A majority of the cost of license software revenue consists of amortization of acquired technology, personnel-related expenses and royalties paid to third parties whose technology or products are sold as part of BroadWorks. A significant amount of the royalty fees are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense per quarter. Personnel-related expenses include salaries, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning of period deferred revenue balance	$77,662	$61,149
End of period deferred revenue balance	74,078	59,580
Decrease in deferred revenue	(3,584)	(1,569)
Revenue	43,918	39,625
Revenue plus net change in deferred revenue	$40,334	$38,056
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew our total headcount to 764 employees at March 31, 2014 from 725 employees at December 31, 2013, and we expect to continue hiring new employees to support our anticipated growth.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. In the first three months of 2014, sales and marketing expenses increased as a percentage of revenue compared with the same period in 2013, but we expect that for the remainder of 2014, sales and marketing expenses, as a percentage of total revenue, will be below such percentage in the corresponding period of 2013.
Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future. In the first three months of 2014, research and development expenses decreased as a percentage of revenue compared with the same period in 2013, and we expect that for the remainder of 2014, research and development expenses, as a percentage of total revenue, will continue to be below such percentage in the corresponding period of 2013.
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. We expect general and administrative expenses to increase in the foreseeable future. In the first three months of 2014, general and administrative expenses increased slightly as a percentage of revenue compared with the same period in 2013, but we expect that for the remainder of 2014, general and administrative expenses, as a percentage of total revenue, will be below such percentage in the corresponding period of 2013.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. Historically, stock-based compensation has been the fastest growing component of our employee-related expenses. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense on a graded basis over the requisite service period, which is the vesting period, of the award. For the three months ended March 31, 2014 and 2013, we recorded stock-based compensation expense of $10.4 million and $8.5 million, respectively.
Based on stock options and other equity awards outstanding as of March 31, 2014, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $29.9 million over a weighted average period of approximately 1.38 years.
Other Expense (Income), Net
Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or Notes, and interest related to five installment loans with Tekes that were paid in full in September 2013.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended March 31, 2014, we have net operating loss carryforwards to utilize in the U.S.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013
Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$17,142	39%	$20,842	53%	$(3,700)	(18)%
Subscription and maintenance support	21,126	48	15,185	38	5,941	39
Professional services and other	5,650	13	3,598	9	2,052	57
Total revenue	$43,918	100%	$39,625	100%	$4,293	11%

Revenue by Geography:
Americas	$21,662	49%	$24,735	62%	$(3,073)	(12)%
EMEA	13,267	30	10,104	26	3,163	31
APAC	8,989	21	4,786	12	4,203	88
Total revenue	$43,918	100%	$39,625	100%	$4,293	11%
Total revenue for the three months ended March 31, 2014 increased by 11%, or $4.3 million, to $43.9 million as compared to the same period in 2013. This growth was driven by a 39% increase in subscription and maintenance support revenue and a 57% increase in professional services and other revenue, partially offset by an 18% decrease in license software revenue. Deferred revenue decreased by $3.6 million for the three months ended March 31, 2014, compared to a decrease of $1.6 million for the same period in 2013.
Americas revenue for the three months ended March 31, 2014 decreased by 12%, or $3.1 million, to $21.7 million as compared to the same period in 2013. The decrease in Americas revenue for the three months ended March 31, 2014 was primarily due to a decrease in license software and professional services and other revenues, partially offset by growth in subscription and maintenance support revenue.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended March 31, 2014 increased 31%, or $3.2 million, to $13.3 million as compared to the same period in 2013. The increase in EMEA revenue for the three months ended March 31, 2014 was primarily due to an increase in subscription and maintenance support revenues and professional services and other revenues. The increase was partially offset by a decrease in license software revenue.
Asia Pacific, or APAC, revenue for the three months ended March 31, 2014 increased by 88%, or $4.2 million, to $9.0 million compared to the same period in 2013. The increase in APAC revenue for the three months ended March 31, 2014 was primarily due to the recognition of $5.1 million of revenue related to a multi-year project for an APAC service provider customer, including revenue from license software, subscription and maintenance support and professional services and other.
License Software
License software revenue for the three months ended March 31, 2014 decreased by 18%, or $3.7 million, to $17.1 million, compared to the same period in 2013. The decrease in license software revenue for the three months ended March 31, 2014 reflects a decrease in software license revenue in the Americas and EMEA, partially offset by an increase in license software revenue in APAC. Deferred license software revenue decreased by $1.4 million for the three months ended March 31, 2014, compared to a decrease of $2.8 million for the same period in 2013.

Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended March 31, 2014 increased by 39%, or $5.9 million, to $21.1 million, compared to the same period in 2013. The increase in subscription and maintenance support revenue for the three months ended March 31, 2014 was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions and growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue remained relatively unchanged for the three months ended March 31, 2014, compared to an increase of $1.5 million for the same period in 2013.
Professional Services and Other
Professional services and other revenue for the three months ended March 31, 2014 increased by 57%, or $2.1 million, to $5.7 million, compared to the same period in 2013. The increase in professional services and other revenue for the three months ended March 31, 2014 was primarily due to the timing of revenue recognition related to a multi-year project for an APAC service provider customer that had been deferred in prior quarters. Deferred professional services and other revenue decreased by $2.2 million for the three months ended March 31, 2014, compared to a decrease of $0.3 million for the same period in 2013.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,122	12%	$2,460	12%	$(338)	(14)%
Subscription and maintenance support	7,446	35	4,613	30	2,833	61
Professional services and other	3,489	62	2,693	75	796	30
Total cost of revenue	$13,057	30%	$9,766	25%	$3,291	34%
Gross Profit:
License software	$15,020	88%	$18,382	88%	$(3,362)	(18)%
Subscription and maintenance support	13,680	65	10,572	70	3,108	29
Professional services and other	2,161	38	905	25	1,256	139
Total gross profit	$30,861	70%	$29,859	75%	$1,002	3%
For the three months ended March 31, 2014, our gross margin decreased to 70% of revenue as compared to 75% for the same period in 2013, and our gross profit increased by 3%, or $1.0 million, to $30.9 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the three months ended March 31, 2014, license software gross margin remained approximately unchanged at 88% as compared to the same period in 2013 and license software gross profit decreased by 18% to $15.0 million. License software cost of revenue decreased by 14%, or $0.3 million, to $2.1 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to a decrease in royalty expense of $0.3 million. The decrease in license software gross profit was driven by lower revenue growth relative to growth in license software cost of revenue.
For the three months ended March 31, 2014, subscription and maintenance support gross margin decreased to 65% as compared to 70% for the same period in 2013 and subscription and maintenance support gross profit increased by 29% to $13.7 million. Subscription and maintenance support cost of revenue increased by 61%, or $2.8 million, to $7.4 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase in subscription and maintenance services cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offerings in EMEA. The increase was due to an increase of $1.3 million in personnel-related costs driven by an increase in headcount, a $0.4 million increase in operational costs associated with hosting the BroadCloud services and a $0.6 million increase in amortization of acquired intangibles. The increase in subscription and maintenance support gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.

For the three months ended March 31, 2014, professional services and other gross margin increased to 38% as compared to 25% for the same period in 2013 and professional services and other gross profit increased by 139% to $2.2 million. Professional services and other cost of revenue increased by 30%, or $0.8 million to $3.5 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase in professional services and other cost of revenue was primarily due to an increase of $0.6 million in hardware cost delivered under an order related to a large customer. The increase in professional services and other gross profit was driven by revenue growth relative to lower growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended March 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$17,856	41%	$13,729	35%	$4,127	30%
Research and development	13,325	30	12,368	31	957	8
General and administrative	8,905	20	7,437	19	1,468	20
Total operating expenses	$40,086	91%	$33,534	85%	$6,552	20%
Sales and Marketing. Sales and marketing expense increased by 30%, or $4.1 million, to $17.9 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily due to a $2.8 million increase in personnel-related costs driven by an increase in headcount, of which $0.7 million related to stock-based compensation expense. The increase was also due to a $0.5 million increase in travel expenses.
Research and Development. Research and development expense increased by 8%, or $1.0 million, to $13.3 million for the three months ended March 31, 2014, compared to the same period in 2013. This increase was primarily due to a $0.6 million increase in personnel-related costs driven by an increase in headcount, of which $0.3 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, which includes the impact of the acquisitions we made during 2013.
General and Administrative. General and administrative expense increased by 20%, or $1.5 million, to $8.9 million for the three months ended March 31, 2014, compared to the same period in 2013. This increase was primarily due to a $1.2 million increase in personnel-related costs driven by an increase in headcount, of which $0.7 million related to stock-based compensation expense.
Loss from Operations
We had a loss from operations of $9.2 million for the three months ended March 31, 2014, as compared to $3.7 million for the same period in 2013.
Other Expense

	Three Months Ended March 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$1,772	4%	$1,675	4%	$97	6%
Other, net	37	*	82	*	(45)	(55)%
Total other expense, net	$1,809	4%	$1,757	4%	$52	3%

*	Less than 1%
Interest expense, net for the three months ended March 31, 2014 increased by $0.1 million compared to the same period in 2013.

Benefit From Income Taxes
Benefit from income tax was $3.6 million for the three months ended March 31, 2014, compared $3.1 million for the same period in 2013. Changes in our taxes are due primarily to the change in the mix of earnings by jurisdiction and the recognition of certain research and development credits.
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

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$80,665	$69,866
Accounts receivable, net	53,433	66,595
Working capital	183,554	161,066

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$6,800	$4,899
Investing activities	(25)	(10,262)
Financing activities	3,969	7,508
Our cash and cash equivalents at March 31, 2014 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which was immaterial at March 31, 2014, is not included in cash and cash equivalents.
Operating Activities
For the three months ended March 31, 2014, net cash provided by operating activities was $6.8 million, compared to $4.9 million for the same period in 2013. The increase was primarily due to a $24.4 million increase from the aggregate changes in non-cash items, offset by a $17.4 million decrease from the net change in other current and long-term assets and liabilities and by an increase in net loss of $5.1 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the three months ended March 31, 2014, net cash used in investing activities was $0.0 million, compared to $10.3 million for the same period in 2013. This decrease was attributable to a $10.7 million decrease in net purchases of marketable securities, partially offset by a $1.0 million increase in capital expenditures for property and equipment, compared to the same period in 2013.

Financing Activities
For the three months ended March 31, 2014, net cash provided by financing activities was $4.0 million, compared to $7.5 million for the same period in 2013. Net cash provided by financing activities primarily consisted of the tax windfall benefits from stock options exercised of $8.0 million, partially offset by taxes paid on the vesting of restricted stock units of $4.2 million.
Borrowings and Credit Facilities
Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of our Notes, with net proceeds of approximately $116 million. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. See Note 6, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the Notes.
Tekes
In connection with our acquisition of Movial Applications Oy in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which we repaid in September 2013. The terms of the loans were governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding and the proceeds were used to fund approved research and development projects. The repayment terms were determined on a per project basis, and the interest rate on each loan was variable, with the interest rate equal to 3% at the time of repayment.
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

Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of March 31, 2014 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2014	2015 - 2016	2017 - 2018	After 2018
Convertible Senior Notes, including interest *	$128,100	$1,800	$3,600	$122,700	$—
Operating lease obligations	18,361	2,427	6,071	5,262	4,601
Total	$146,461	$4,227	$9,671	$127,962	$4,601

*
Contractual interest obligations related to our Notes totaled $8.1 million at March 31, 2014, including $1.8 million, $3.6 million and $2.7 million due in the remainder of 2014 and years 2015-2016 and 2017-2018, respectively.

As of March 31, 2014, we had unrecognized tax benefits of $4.3 million. We do not expect to recognize any of these benefits in 2014. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
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
Non-GAAP operating expenses, sales and marketing expense, research and development expense and general and administrative expense. We define non-GAAP operating expenses as operating expense plus stock-based compensation expense allocated to sales and marketing, research and development and general and administrative expenses. Similarly, we define non-

GAAP sales and marketing, research and development and general and administrative expenses as the relevant GAAP measure plus stock-based compensation expense allocated to the particular expense item.
Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our Notes, and non-cash tax expense included in the GAAP tax provision. We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$2,122	$2,460
(percent of related revenue)	12%	12%
Less:
Stock-based compensation expense	256	233
Amortization of acquired intangible assets	226	211
Non-GAAP license cost of revenue	$1,640	$2,016
(percent of related revenue)	10%	10%

GAAP subscription and maintenance support cost of revenue	$7,446	$4,613
(percent of related revenue)	35%	30%
Less:
Stock-based compensation expense	690	544
Amortization of acquired intangible assets	1,184	587
Non-GAAP subscription and maintenance support cost of revenue	$5,572	$3,482
(percent of related revenue)	26%	23%

GAAP professional services and other cost of revenue	$3,489	$2,693
(percent of related revenue)	62%	75%
Less:
Stock-based compensation expense	245	220
Non-GAAP professional services and other cost of revenue	$3,244	$2,473
(percent of related revenue)	57%	69%

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$30,861	$29,859
(percent of total revenue)	70%	75%
Plus:
Stock-based compensation expense	1,191	997
Amortization of acquired intangible assets	1,410	799
Non-GAAP gross profit	$33,462	$31,655
(percent of total revenue)	76%	80%

GAAP license gross profit	$15,020	$18,382
(percent of related revenue)	88%	88%
Plus:
Stock-based compensation expense	256	233
Amortization of acquired intangible assets	226	211
Non-GAAP license gross profit	$15,502	$18,826
(percent of related revenue)	90%	90%

GAAP subscription and maintenance support gross profit	$13,680	$10,572
(percent of related revenue)	65%	70%
Plus:
Stock-based compensation expense	690	544
Amortization of acquired intangible assets	1,184	588
Non-GAAP subscription and maintenance support gross profit	$15,554	$11,704
(percent of related revenue)	74%	77%

GAAP professional services and other gross profit	$2,161	$905
(percent of related revenue)	38%	25%
Plus:
Stock-based compensation expense	245	220
Non-GAAP professional services and other gross profit	$2,406	$1,125
(percent of related revenue)	43%	31%

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Non-GAAP income from operations:
GAAP loss from operations	$(9,225)	$(3,675)
(percent of total revenue)	(21)%	(9)%
Plus:
Stock-based compensation expense	10,382	8,544
Amortization of acquired intangible assets	1,410	799
Non-GAAP income from operations	$2,567	$5,668
(percent of total revenue)	6%	14%

GAAP operating expense	$40,086	$33,534
(percent of total revenue)	91%	85%
Less:
Stock-based compensation expense	9,191	7,547
Non-GAAP operating expense	$30,895	$25,987
(percent of total revenue)	70%	66%

GAAP sales and marketing expense	$17,856	$13,729
(percent of total revenue)	41%	35%
Less:
Stock-based compensation expense	3,414	2,758
Non-GAAP sales and marketing expense	$14,442	$10,971
(percent of total revenue)	33%	28%

GAAP research and development expense	$13,325	$12,368
(percent of total revenue)	30%	31%
Less:
Stock-based compensation expense	3,206	2,878
Non-GAAP research and development expense	$10,119	$9,490
(percent of total revenue)	23%	24%

GAAP general and administrative expense	$8,905	$7,437
(percent of total revenue)	20%	19%
Less:
Stock-based compensation expense	2,571	1,911
Non-GAAP general and administrative expense	$6,334	$5,526
(percent of total revenue)	14%	14%

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(7,452)	$(2,317)
(percent of total revenue)	(17)%	(6)%
Adjusted for:
Stock-based compensation expense	10,382	8,544
Amortization of acquired intangible assets	1,410	799
Non-cash interest expense on our notes	1,432	1,339
Non-cash tax benefit	(3,626)	(3,220)
Non-GAAP net income	$2,146	$5,145
(percent of total revenue)	5%	13%

GAAP net loss per basic common share	$(0.26)	$(0.08)
Adjusted for:
Stock-based compensation expense	0.37	0.31
Amortization of acquired intangible assets	0.05	0.03
Non-cash interest expense on our notes	0.05	0.04
Non-cash tax benefit	(0.13)	(0.12)
Non-GAAP net income per basic common share	$0.08	$0.18

GAAP net loss per diluted common share	$(0.26)	$(0.08)
Adjusted for:
Stock-based compensation expense	0.35	0.30
Amortization of acquired intangible assets	0.05	0.03
Non-cash interest expense on our notes	0.05	0.04
Non-cash tax benefit	(0.12)	(0.11)
Non-GAAP net income per diluted common share	$0.07	$0.18

Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At March 31, 2014, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Most of our sales contracts are currently denominated in U.S. Dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue, although with international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Europe and the APAC region. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at March 31, 2014, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $1.2 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
From time to time, we are a defendant in litigation arising out of the ordinary course of business. Although it is difficult to predict the ultimate outcomes of these cases, we are not a party to any material, pending legal proceeding, nor are we aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our common stock are adverse to us or have a material interest adverse to us.

ITEM 1A.	Risk Factors
There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

10.1 †	BroadSoft, Inc. 2014 Executive Bonus Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
___________________

(1)
Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

(3)
Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

†    Confidential treatment has been requested with respect to certain portions of this Exhibit. A complete copy of the document, including redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ James A. Tholen
James A. Tholen Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)
Date: May 5, 2014