Form 10-Q
period 2014-06-30
BROADSOFT, INC.
filed 2014-08-04
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on July 31, 2014, was 28,678,701.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$70,607	$69,866
Short-term investments	86,120	93,664
Accounts receivable, net of allowance for doubtful accounts of $132 and $128 at June 30, 2014 and December 31, 2013, respectively	59,461	66,595
Deferred tax assets, current	1,771	4,559
Other current assets	46,435	12,597
Total current assets	264,394	247,281
Long-term assets:
Property and equipment, net	15,589	10,110
Long-term investments	41,959	23,340
Restricted cash	20	581
Intangible assets, net	17,848	20,390
Goodwill	65,760	65,192
Deferred tax assets	1,049	16,482
Other long-term assets	12,349	8,121
Total long-term assets	154,574	144,216
Total assets	$418,968	$391,497
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$22,445	$14,957
Deferred revenue, current	66,884	71,258
Total current liabilities	89,329	86,215
Convertible senior notes	94,246	91,549
Deferred revenue	13,908	6,404
Deferred tax liabilities	1,307	3,506
Other long-term liabilities	4,050	3,312
Total liabilities	202,840	190,986
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 28,672,306 and 28,305,143 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	287	283
Additional paid-in capital	275,731	254,736
Accumulated other comprehensive loss	(1,120)	(1,525)
Accumulated deficit	(58,770)	(52,983)
Total stockholders’ equity	216,128	200,511
Total liabilities and stockholders’ equity	$418,968	$391,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenue:
License software	$25,649	$24,699	$42,791	$45,541
Subscription and maintenance support	21,958	16,306	43,084	31,491
Professional services and other	4,877	3,004	10,527	6,602
Total revenue	52,484	44,009	96,402	83,634
Cost of revenue:
License software	2,529	2,119	4,651	4,579
Subscription and maintenance support	8,606	4,780	16,052	9,393
Professional services and other	3,726	2,872	7,215	5,565
Total cost of revenue	14,861	9,771	27,918	19,537
Gross profit	37,623	34,238	68,484	64,097
Operating expenses:
Sales and marketing	17,146	15,536	35,002	29,265
Research and development	12,227	12,935	25,552	25,303
General and administrative	7,777	8,104	16,682	15,541
Total operating expenses	37,150	36,575	77,236	70,109
Income (loss) from operations	473	(2,337)	(8,752)	(6,012)
Other expense:
Interest expense, net	1,796	1,700	3,568	3,375
Other, net	(206)	(26)	(169)	56
Total other expense, net	1,590	1,674	3,399	3,431
Loss before income taxes	(1,117)	(4,011)	(12,151)	(9,443)
Benefit from income taxes	(2,782)	(996)	(6,364)	(4,111)
Net income (loss)	$1,665	$(3,015)	$(5,787)	$(5,332)
Net income (loss) per common share:
Basic	$0.06	$(0.11)	$(0.20)	$(0.19)
Diluted	$0.06	$(0.11)	$(0.20)	$(0.19)
Weighted average common shares outstanding:
Basic	28,617	28,055	28,518	28,015
Diluted	29,725	28,055	28,518	28,015
Stock-based compensation expense included above:
Cost of revenue	$851	$1,269	$2,042	$2,266
Sales and marketing	2,565	3,799	5,979	6,557
Research and development	2,304	3,609	5,510	6,487
General and administrative	1,662	2,536	4,233	4,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$1,665	$(3,015)	$(5,787)	$(5,332)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	148	(5)	428	(635)
Unrealized loss on investments	(37)	(102)	(23)	(105)
Total other comprehensive income (loss), net of tax	111	(107)	405	(740)
Comprehensive income (loss)	$1,776	$(3,122)	$(5,382)	$(6,072)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2013	$200,511	28,305	$283	$254,736	$(1,525)	$(52,983)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(5,094)	367	4	(5,098)	—	—
Stock-based compensation expense	17,169	—	—	17,169	—	—
Tax windfall benefits on exercises of stock options	8,924	—	—	8,924	—	—
Foreign currency translation adjustment	428	—	—	—	428	—
Unrealized loss on investments	(23)	—	—	—	(23)	—
Net loss	(5,787)	—	—	—	—	(5,787)
Balance June 30, 2014	$216,128	28,672	$287	$275,731	$(1,120)	$(58,770)
Balance December 31, 2012	$161,235	27,913	$279	$208,073	$(3,008)	$(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(1,113)	193	2	(1,115)	—	—
Stock-based compensation expense	19,757	—	—	19,757	—	—
Tax windfall benefits on exercises of stock options	7,949	—	—	7,949	—	—
Foreign currency translation adjustment	(635)	—	—	—	(635)	—
Unrealized loss on investments	(105)	—	—	—	(105)	—
Net loss	(5,332)	—	—	—	—	(5,332)
Balance June 30, 2013	$181,756	28,106	$281	$234,664	$(3,748)	$(49,441)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,787)	$(5,332)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,818	3,372
Amortization of software licenses	1,599	1,493
Stock-based compensation expense	17,764	19,757
Provision for doubtful accounts	(3)	45
Provision for (benefit from) deferred income taxes	25,658	(3,479)
Excess tax benefit related to share-based compensation	(9,636)	(7,949)
Non-cash interest expense on convertible senior notes	2,900	2,706
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,137	(399)
Other current and long-term assets	(39,891)	(454)
Accounts payable, accrued expenses and other long-term liabilities	3,850	(1,182)
Current and long-term deferred revenue	3,130	(183)
Net cash provided by operating activities	12,539	8,395
Cash flows from investing activities:
Additions to property and equipment	(6,039)	(1,861)
Purchases of marketable securities	(52,659)	(84,062)
Proceeds from maturities of marketable securities	41,584	60,685
Change in restricted cash	561	—
Net cash used in investing activities	(16,553)	(25,238)
Cash flows from financing activities:
Proceeds from the exercise of stock options	232	431
Taxes paid on vesting of RSUs	(5,326)	(1,546)
Excess tax benefit related to share-based compensation	9,636	7,949
Net cash provided by financing activities	4,542	6,834
Effect of exchange rate changes on cash and cash equivalents	213	(345)
Net increase (decrease) in cash and cash equivalents	741	(10,354)
Cash and cash equivalents, beginning of period	69,866	90,545
Cash and cash equivalents, end of period	$70,607	$80,191

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company will adopt this standard effective January 1, 2017, as required. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new standard on its financial statements.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Company’s primary objective when investing excess cash is preservation of principal. The following table summarizes the Company’s investments:

	June 30, 2014
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$49,518
Total cash equivalents		$49,518

U.S. agency notes	15 - 261 days	$30,030
Commercial paper	95 - 158 days	7,990
Corporate bonds	8 - 253 days	48,100
Total short-term investments		$86,120

U.S. agency notes	367 - 703 days	$29,067
Corporate bonds	445 - 603 days	12,892
Total long-term investments		$41,959

The following table summarizes the Company's investments at June 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$59,098	$14	$(15)	$59,097
Commercial paper	7,990	—	—	7,990
Corporate bonds	60,990	25	(23)	60,992
Total investments	$128,078	$39	$(38)	$128,079

The following table summarizes the Company's investments at December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$50,533	$18	$(11)	$50,540
Commercial paper	4,999	—	—	4,999
Corporate bonds	61,448	41	(24)	61,465
Total investments	$116,980	$59	$(35)	$117,004

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$49,538	$49,538	$48,837	$48,837
Short and long-term investments	128,079	128,079	117,004	117,004
Total assets	$177,617	$177,617	$165,841	$165,841
* Includes an immaterial amount of restricted cash as of June 30, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $21.1 million and $21.6 million of operating cash balances as of June 30, 2014 and December 31, 2013, respectively.
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

	June 30, 2014	Level 1	Level 2	Level 3
Money market funds	$49,518	$49,518	$—	$—
Certificates of deposit	20	20	—	—
Total cash equivalents and certificates of deposit*	49,538	49,538	—	—
U.S. agency notes	59,097	—	59,097	—
Commercial paper	7,990	—	7,990	—
Corporate bonds	60,992	—	60,992	—
Total investments	128,079	—	128,079	—
Total cash equivalents, certificates of deposit and investments	$177,617	$49,538	$128,079	$—

	December 31, 2013	Level 1	Level 2	Level 3
Money market funds	$48,256	$48,256	$—	$—
Certificates of deposit	581	581	—	—
Total cash equivalents and certificates of deposit*	48,837	48,837	—	—
U.S. agency notes	50,540	—	50,540	—
Commercial paper	4,999	—	4,999	—
Corporate bonds	61,465	—	61,465	—
Total investments	117,004	—	117,004	—
Total cash equivalents, certificates of deposit and investments	$165,841	$48,837	$117,004	$—
* Includes an immaterial amount of restricted cash as of June 30, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $21.1 million and $21.6 million of operating cash balances as of June 30, 2014 and December 31, 2013, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended June 30, 2014 and 2013, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
License software	$22,365	$20,149
Subscription and maintenance support	45,874	46,975
Professional services and other	12,553	10,538
Total	$80,792	$77,662

Current portion	$66,884	$71,258
Non-current portion	13,908	6,404
Total	$80,792	$77,662
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
Amortization expense related to this agreement was approximately $0.6 million for each of the three months ended June 30, 2014 and 2013 and $1.3 million for each of the six months ended June 30, 2014 and 2013.
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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of June 30, 2014, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
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
The fair value of the Notes as of June 30, 2014 and December 31, 2013 was $121.7 million and $123.2 million, respectively. The carrying amount of the equity component of the Notes was $25.8 million at June 30, 2014. The unamortized offering costs classified as debt issuance costs at June 30, 2014 were $1.6 million which is being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	June 30, 2014	December 31, 2013
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(25,754)	(28,451)
Net carrying amount of convertible debt	$94,246	$91,549

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest expense	$450	$450	$900	$900
Amortization of debt issuance costs	101	102	203	203
Accretion of debt discount	1,366	1,265	2,697	2,503
Net interest expense	$1,917	$1,817	$3,800	$3,606
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at June 30, 2014, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of June 30, 2014 were as follows (in thousands):

2014 - 2017	$—
2018 and thereafter	120,000
$120,000

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Installment Loans
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
The term of stock-based grants is up to ten years, except that certain stock-based grants during fiscal years 2006 through 2009 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically four years. On each of January 1, 2013 and 2014, 1,250,000 shares were added to the 2009 Plan. At June 30, 2014, the Company had 1,497,267 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$1,882	$2,033	$3,878	$4,443
Restricted stock units	4,764	7,730	11,881	13,172
Performance stock units	736	1,450	2,005	2,142
Total recognized stock-based compensation expense	$7,382	$11,213	$17,764	$19,757
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2013	1,746,069	$28.09
Granted	113,400	26.31
Exercised	(28,965)	8.22
Canceled, expired or forfeited	(45,843)	34.77
Balance, June 30, 2014	1,784,661	$28.13	7.70	$9,053

Vested at June 30, 2014	850,627	$22.06	6.61	$8,594

Exercisable at June 30, 2014	850,627	$22.06	6.61	$8,594
During the six months ended June 30, 2014 and 2013, the Company granted stock options with a weighted-average grant date fair value of $14.18 and $19.48, respectively. For the six months ended June 30, 2014 and 2013, the intrinsic value of stock options exercised was $0.6 million and $2.8 million, respectively, and cash received from stock options exercised was $0.2 million and $0.4 million, respectively.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $6.8 million, which is scheduled to be recognized over a weighted average period of 1.26 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2014, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	1,791,833	$33.16
Granted	17,568	26.74
Vested	(519,223)	32.64
Forfeited	(26,462)	31.90
Balance, June 30, 2014	1,263,716	$33.31

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At June 30, 2014, unrecognized stock-based compensation expense related to unvested RSUs was $14.6 million, which is scheduled to be recognized over a weighted average period of 1.27 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2014, stock-based compensation expense will be different from expectations.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	382,500	$28.72
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, June 30, 2014	382,500	$28.72

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
At June 30, 2014, unrecognized stock-based compensation expense related to unvested PSUs was $2.6 million, which is scheduled to be recognized over a weighted average period of 1.38 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2014, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

outstanding upon adoption. As of June 30, 2014, the balance of the Company’s APIC pool related to tax windfall benefits from stock option exercises was $16.2 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $38.5 million and $63.6 million at June 30, 2014 and December 31, 2013, respectively.
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
The effective tax rate was 52.4% and 43.5% for the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes differs from the computed U.S. statutory rate due primarily to the discrete release of the valuation allowance related to certain foreign operations, partially offset by a discrete expense related to the restructuring of our UK operations. The Company had a benefit from income taxes of $2.8 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $6.4 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of $4.5 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
As a result of the Company instituting certain tax planning actions, the Company evaluated its position and determined that there was no longer a need for a valuation allowance related to a foreign jurisdiction. Accordingly, the Company recorded a discrete tax benefit of $1.7 million for the three and six months ended June 30, 2014 related to the estimated deferred tax asset expected to be remaining at December 31, 2014.
10. Income per share data
Basic income per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, RSUs and convertible securities were exercised or converted into common stock.
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represent the denominator:

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income (loss)	$1,665	$(3,015)	$(5,787)	$(5,332)
Weighted average basic common shares outstanding	28,617	28,055	28,518	28,015
Dilutive effect of stock-based awards	1,108	N/A	N/A	N/A
Weighted average diluted common shares outstanding	29,725	28,055	28,518	28,015
Net income (loss) per share:
Basic	$0.06	$(0.11)	$(0.20)	$(0.19)
Diluted	$0.06	$(0.11)	$(0.20)	$(0.19)
N/A - Not applicable because the effect was anti-dilutive given the Company's losses during the period.
Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three and six months ended June 30, 2014 and 2013.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 687,324 shares for the three months ended June 30, 2013 and into 1,284,598 and 707,106 shares for the six months ended June 30, 2014 and 2013, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards convertible into 1,333,772 and 885,513 shares for the three months ended June 30, 2014 and 2013, respectively, and into 1,298,513 and 852,236 shares for the six months ended June 30, 2014 and 2013, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$25,064	$26,920	$44,068	$49,976
EMEA	12,159	8,552	25,426	18,656
APAC	11,518	5,533	20,508	10,319
Other	3,743	3,004	6,400	4,683
Total Revenue	$52,484	$44,009	$96,402	$83,634

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2014	December 31, 2013
Long-Lived Assets, net
United States	$24,496	$17,179
EMEA	2,592	763
APAC	380	381
Other	490	488
Total Long-Lived Assets, net	$27,958	$18,811

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

BroadWorks
Our BroadWorks software enables our service provider customers to provide enterprises and consumers with a range of hosted communications offerings, such as hosted UC (also referred to as hosted IP Centrex or hosted PBX), including voice and video calling, voice and video mail, call center and audio conferencing, collaboration and messaging, as well as 4G or LTE and SIP Trunking offerings. BroadWorks performs a critical network function by serving as the software element that delivers and coordinates call control, voice, video and messaging communications through a service provider’s IP-based network. BroadSoft recently introduced its BroadSoft Collaborate offerings that enable the delivery of UC services such as instant messaging and presence, or IM&P, and desktop sharing as additional BroadWorks software elements. We have significantly expanded the video calling and video conferencing capabilities of our offerings.
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
Industry
We believe telecommunications service providers are replacing their legacy circuit switched networks as they migrate to IP-based networks and are making these transitions for several reasons, including a desire to offer enhanced UC services in addition to traditional voice services. These service providers are facing significant challenges to their traditional business models, including declining revenues in their legacy businesses, rapidly evolving customer communications demands and the need to generate returns on their increasing investments in IP-based networks. Historically, service providers derived much of their revenue from providing reliable voice and high-speed data access. However, these legacy services have been increasingly commoditized as technological and regulatory changes have brought increased competition and lower prices. At the same time, enterprises and consumers have started to seek new and enhanced cloud-based communications services, which can provide service providers with opportunities to counter falling legacy revenues and increase subscriber growth. Service providers are using both their existing IP-based networks and third-party cloud-based platforms to deliver these services to their customers.

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
During 2014, we believe the trend towards cloud-based and hosted communications by service providers and others will continue as service providers further seek speed and flexibility for the delivery of communications services. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, during the remainder of 2014, we will continue our strategic investments in research and development of existing and new products, including client software, mobility and cloud-based services, as well as in headcount to support our product offerings and increase our go-to-market efforts.
BroadCloud PBX, our cloud-based PBX offering, is a particularly key area of investment focus for us. We believe that many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users. During the remainder of 2014, we expect that we will continue to invest in, and expand the availability of, BroadCloud PBX in the United States, United Kingdom and Germany. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market more quickly and drive our revenue growth.
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
Recognizing the importance of mobile applications and the growing desire by end-users for seamless communications wherever they are, across a wide range of devices, we have architected mobility into our solutions and products and have made integrating with existing mobile networks simple and a core competency of our platform. We have optimized our client, cloud and software solutions to enable mobility in all of our services, across a wide range of personal and/or business devices.
During the remainder of 2014, we expect our UC and SIP Trunking solutions to continue to experience strong growth, while our consumer fixed line broadband applications are expected to see a decline in sales. We believe our UC solutions growth is largely driven by increased market acceptance of hosted Unified Communications offerings and our SIP Trunking offerings growth from the move by service provider customers to IP-based trunks.
We also believe that the migration of wireless networks to voice over LTE, or VoLTE, could drive significant growth for us over the next several years and that we are well-positioned to meet carrier demand for VoLTE-based UC and consumer solutions, especially with regard to our UC offerings for VoLTE. While we announced several VoLTE customer wins in late 2013 and early 2014 and expect to execute additional agreements during 2014 to support VoLTE offerings by our service provider customers, we think the revenue impact for these opportunities in 2014 will be modest.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended June 30, 2014 include:

•	Total revenue increased by $8.5 million or 19%, to $52.5 million, compared to $44.0 million for the quarter ended June 30, 2013;

•	Gross profit was $37.6 million, or 72% of revenue, compared to $34.2 million, or 78% of revenue, for the quarter ended June 30, 2013;

•	Income from operations was $0.5 million, compared to loss from operations of $2.3 million for the quarter ended June 30, 2013;

•	Net income was $1.7 million, compared to net loss of $3.0 million for the quarter ended June 30, 2013;

•	Net income per diluted share was $0.06 per common share compared to net loss per diluted share of $0.11 per common share for the quarter ended June 30, 2013;

•	Revenue plus net change in deferred revenue increased by 30% to $59.2 million, compared to $45.4 million for the quarter ended June 30, 2013;

•	Deferred revenue increased by $6.7 million, compared to $1.4 million for the quarter ended June 30, 2013; and

•	Cash provided by operating activities was $5.7 million, compared to $3.5 million for the quarter ended June 30, 2013.
Some of our key non-GAAP financial highlights for the quarter ended June 30, 2014 include:

•	Non-GAAP gross profit increased to $39.9 million, or 76% of revenue, compared to $36.3 million, or 82% of revenue, for the quarter ended June 30, 2013;

•	Non-GAAP operating income decreased to $9.2 million, or 18% of revenue, compared to $9.7 million, or 22% of revenue, for the quarter ended June 30, 2013;

•	Non-GAAP net income decreased to $8.9 million, or 17% of revenue, compared to $9.2 million, or 21% of revenue, for the quarter ended June 30, 2013; and

•	Non-GAAP net income per diluted share decreased to $0.31 per common share, compared to $0.32 per common share for the quarter ended June 30, 2013.
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
Our total revenue consists of the following:
License software. We derive license software revenue from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of June 30, 2014, our deferred license software revenue balance was $22.4 million, the current portion of which was $16.8 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of June 30, 2014, our deferred subscription and maintenance support revenue balance was $45.9 million, the current portion of which was $39.2 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of June 30, 2014, our deferred professional services and other revenue balance was $12.6 million, the current portion of which was $10.9 million.
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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning of period deferred revenue balance	$74,078	$59,580	$77,662	$61,149
End of period deferred revenue balance	80,792	60,966	80,792	60,966
Increase (decrease) in deferred revenue	6,714	1,386	3,130	(183)
Revenue	52,484	44,009	96,402	83,634
Revenue plus net change in deferred revenue	$59,198	$45,395	$99,532	$83,451
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew our total headcount to 786 employees at June 30, 2014 from 725 employees at December 31, 2013, and we expect to continue hiring new employees to support our anticipated growth.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. In the first six months of 2014, sales and marketing expenses increased as a percentage of revenue compared with the same period in 2013, but we expect that for the remainder of 2014, sales and marketing expenses, as a percentage of total revenue, will be below such percentage in the corresponding period of 2013.
Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future. In the first six months of 2014, research and development expenses decreased as a percentage of revenue compared with the same period in 2013, and we expect that for the remainder of 2014, research and development expenses, as a percentage of total revenue, will continue to be below such percentage in the corresponding period of 2013.
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. We expect general and administrative expenses to increase in the foreseeable future. In the first six months of 2014, general and administrative expenses decreased as a percentage of revenue compared with the same period in 2013, and we expect that for the remainder of 2014, general and administrative expenses, as a percentage of total revenue, will be below such percentage in the corresponding period of 2013.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense on a graded basis over the requisite service period, which is the vesting period, of the award. For the three months ended June 30, 2014 and 2013, we recorded stock-based compensation expense of $7.4 million and $11.2 million, respectively.
Historically, stock-based compensation has been the fastest growing component of our employee-related expenses. For the three and six months ended June 30, 2014, stock-based compensation expense decreased compared to the same period in 2013, due to the vesting of a tranche of the RSU's granted during the first quarter of 2013. We expect the stock-based compensation to decrease in relation to the comparable period in prior year for the remainder of 2014.
Based on stock options and other equity awards outstanding as of June 30, 2014, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $24.0 million over a weighted average period of approximately 1.28 years.
Other Expense (Income), Net
Other expense (income), net consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or the Notes, and interest related to five installment loans with Tekes that were paid in full in September 2013.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended June 30, 2014, we have net operating loss carryforwards to utilize in the U.S.
Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company will adopt this standard effective January 1, 2017, as required. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new standard on our financial statements.
Results of Operations
Comparison of the Three Months Ended June 30, 2014 and 2013
Revenue

	Three Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$25,649	49%	$24,699	56%	$950	4%
Subscription and maintenance support	21,958	42	16,306	37	5,652	35
Professional services and other	4,877	9	3,004	7	1,873	62
Total revenue	$52,484	100%	$44,009	100%	$8,475	19%

Revenue by Geography:
Americas	$28,807	55%	$29,924	68%	$(1,117)	(4)%
EMEA	12,159	23	8,552	19	3,607	42
APAC	11,518	22	5,533	13	5,985	108
Total revenue	$52,484	100%	$44,009	100%	$8,475	19%
Total revenue for the three months ended June 30, 2014 increased by 19%, or $8.5 million, to $52.5 million as compared to the same period in 2013. This growth was driven by a 35% increase in subscription and maintenance support revenue, a 62% increase in professional services and other revenue and a 4% increase in license software revenue. Deferred revenue increased by $6.7 million for the three months ended June 30, 2014, compared to an increase of $1.4 million for the same period in 2013.
Americas revenue for the three months ended June 30, 2014 decreased by 4%, or $1.1 million, to $28.8 million as compared to the same period in 2013. The decrease in Americas revenue for the three months ended June 30, 2014 was primarily due to a decrease in consumer applications software license revenue, partially offset by growth in hosted UC software license sales, subscription and maintenance support and professional services and other revenues.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended June 30, 2014 increased 42%, or $3.6 million, to $12.2 million as compared to the same period in 2013. The increase in EMEA revenue for the three months ended June 30, 2014 was primarily due to an increase in license software, subscription and maintenance support related to our BroadCloud offering and professional services and other revenues. We had strong license software sales for the three months ended June 30, 2014, including a large order that did not meet the criteria for revenue recognition and as a result, the associated revenue was deferred, with revenue recognition anticipated in 2016.
Asia Pacific, or APAC, revenue for the three months ended June 30, 2014 increased by 108%, or $6.0 million, to $11.5 million compared to the same period in 2013. The increase in APAC revenue for the three months ended June 30, 2014 was primarily due to the recognition of $4.3 million of revenue related to a multi-year project for an APAC service provider customer, including revenue from license software, subscription and maintenance support and professional services and other.

License Software
License software revenue for the three months ended June 30, 2014 increased by 4%, or $1.0 million, to $25.6 million, compared to the same period in 2013. The increase in license software revenue for the three months ended June 30, 2014 reflects an increase in software license revenue in APAC and EMEA, partially offset by a decrease in license software revenue in the Americas. Deferred license software revenue increased by $3.6 million for the three months ended June 30, 2014, compared to an increase of $1.7 million for the same period in 2013.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended June 30, 2014 increased by 35%, or $5.7 million, to $22.0 million, compared to the same period in 2013. The increase in subscription and maintenance support revenue for the three months ended June 30, 2014 was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions and growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue decreased by $1.1 million for the three months ended June 30, 2014, compared to a decrease of $0.9 million for the same period in 2013.
Professional Services and Other
Professional services and other revenue for the three months ended June 30, 2014 increased by 62%, or $1.9 million, to $4.9 million, compared to the same period in 2013. The increase in professional services and other revenue for the three months ended June 30, 2014 was due to the timing of revenue recognition, including revenue related to a multi-year project for an APAC service provider customer that had been deferred in prior quarters. Deferred professional services and other revenue increased by $4.2 million for the three months ended June 30, 2014, compared to an increase of $0.7 million for the same period in 2013.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,529	10%	$2,119	9%	$410	19%
Subscription and maintenance support	8,606	39	4,780	29	3,826	80
Professional services and other	3,726	76	2,872	96	854	30
Total cost of revenue	$14,861	28%	$9,771	22%	$5,090	52%
Gross Profit:
License software	$23,120	90%	$22,580	91%	$540	2%
Subscription and maintenance support	13,352	61	11,526	71	1,826	16
Professional services and other	1,151	24	132	4	1,019	772
Total gross profit	$37,623	72%	$34,238	78%	$3,385	10%
For the three months ended June 30, 2014, our gross margin decreased to 72% of revenue as compared to 78% for the same period in 2013, and our gross profit increased by 10%, or $3.4 million, to $37.6 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the three months ended June 30, 2014, license software gross margin decreased to 90% as compared to 91% for the same period in 2013 and license software gross profit increased by 2% to $23.1 million. License software cost of revenue increased by 19%, or $0.4 million, to $2.5 million for the three months ended June 30, 2014, compared to the same period in 2013. The increase was primarily due to a $0.4 million increase in software expense. The increase in license software gross profit was driven by higher revenue growth relative to growth in license software cost of revenue.
For the three months ended June 30, 2014, subscription and maintenance support gross margin decreased to 61% as compared to 71% for the same period in 2013 and subscription and maintenance support gross profit increased by 16% to $13.4 million.

Subscription and maintenance support cost of revenue increased by 80%, or $3.8 million, to $8.6 million for the three months ended June 30, 2014, compared to the same period in 2013. The increase in subscription and maintenance services cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offerings in EMEA. The increase was due to a $1.4 million increase in personnel-related costs, a $1.3 million increase in operational costs associated with hosting the BroadCloud services and a $0.6 million increase in amortization of acquired intangibles. The increase in subscription and maintenance support gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.
For the three months ended June 30, 2014, professional services and other gross margin increased to 24% as compared to 4% for the same period in 2013 and professional services and other gross profit increased by 772% to $1.2 million. Professional services and other cost of revenue increased by 30%, or $0.9 million to $3.7 million for the three months ended June 30, 2014, compared to the same period in 2013. The increase in professional services and other cost of revenue was primarily due to a $0.4 million increase in hardware cost and a $0.3 million increase in consulting expense. The increase in professional services and other gross profit was driven by revenue growth relative to lower growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$17,146	33%	$15,536	35%	$1,610	10%
Research and development	12,227	23	12,935	29	(708)	(5)
General and administrative	7,777	15	8,104	19	(327)	(4)
Total operating expenses	$37,150	71%	$36,575	83%	$575	2%
Sales and Marketing. Sales and marketing expense increased by 10%, or $1.6 million, to $17.1 million for the three months ended June 30, 2014, compared to the same period in 2013. The increase was due to a $0.4 million increase in personnel-related costs, a $0.5 million increase in travel expenses and a $0.4 million increase in consulting expenses.
Research and Development. Research and development expense decreased by 5%, or $0.7 million, to $12.2 million for the three months ended June 30, 2014, compared to the same period in 2013. This decrease was primarily due to a $1.1 million decrease in personnel-related costs.
General and Administrative. General and administrative expense decreased by 4%, or $0.3 million, to $7.8 million for the three months ended June 30, 2014, compared to the same period in 2013. This decrease was primarily due to a $0.5 million decrease in personnel-related costs.
Income (Loss) from Operations
We had income from operations of $0.5 million for the three months ended June 30, 2014, as compared to a loss from operations of $2.3 million for the same period in 2013.
Other Expense

	Three Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$1,796	3%	$1,700	4%	$96	6%
Other, net	(206)	*	(26)	*	(180)	692%
Total other expense, net	$1,590	3%	$1,674	4%	$(84)	(5)%

*	Less than 1%

Other expense, net for the three months ended June 30, 2014 decreased by $0.1 million compared to the same period in 2013.
Benefit From Income Taxes
Benefit from income tax was $2.8 million for the three months ended June 30, 2014, compared to $1.0 million for the same period in 2013. Changes in our taxes are due primarily to the release of a valuation allowance, change in the mix of earnings by jurisdiction and the true-up of certain tax returns and of certain research and development credits.
Comparison of the Six Months Ended June 30, 2014 and 2013
Revenue

	Six Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$42,791	44%	$45,541	54%	$(2,750)	(6)%
Subscription and maintenance support	43,084	45	31,491	38	11,593	37
Professional services and other	10,527	11	6,602	8	3,925	59
Total revenue	$96,402	100%	$83,634	100%	$12,768	15%

Revenue by Geography:
Americas	$50,468	52%	$54,659	65%	$(4,191)	(8)%
EMEA	25,426	26	18,656	22	6,770	36
APAC	20,508	21	10,319	13	10,189	99
Total revenue	$96,402	100%	$83,634	100%	$12,768	15%
Total revenue for the six months ended June 30, 2014 increased by 15% or $12.8 million to $96.4 million as compared to the same period in 2013. This growth was driven by a 37% increase in subscription and maintenance support revenue and a 59% increase in professional services and other revenue, partially offset by a 6% decrease in license software revenue. Deferred revenue increased by $3.1 million for the six months ended June 30, 2014, compared to a decrease of $0.2 million for the same period in 2013.
Americas revenue for the six months ended June 30, 2014 decreased by 8%, or $4.2 million, to $50.5 million as compared to the same period in 2013. The decrease in Americas revenue for the six months ended June 30, 2014 was primarily due to a decrease in license software revenue due to a decrease in consumer applications software license sales. The decrease in license software revenue was partially offset by growth in subscription and maintenance support revenues.
EMEA revenue for the six months ended June 30, 2014 increased 36%, or $6.8 million, to $25.4 million as compared to the same period in 2013. The increase in EMEA revenue for the six months ended June 30, 2014 was primarily due to an increase in subscription and maintenance support revenues and professional services and other revenues. The increase was partially offset by a decrease in license software revenue due to the deferral of a large order that did not meet the criteria for revenue recognition, with revenue recognition anticipated in 2016.
APAC revenue for the six months ended June 30, 2014 increased by 99%, or $10.2 million, to $20.5 million compared to the same period in 2013. The increase in APAC revenue for the six months ended June 30, 2014 was primarily due to the recognition of $9.4 million of revenue related to a multi-year project for an APAC service provider customer, including revenue from license software, subscription and maintenance support and professional services and other.

License Software
License software revenue for the six months ended June 30, 2014 decreased by 6%, or $2.8 million, to $42.8 million, compared to the same period in 2013. The decrease in license software revenue for the six months ended June 30, 2014 reflects a decrease in software license revenue in the Americas and EMEA, partially offset by an increase in license software revenue in APAC. Deferred license software revenue increased by $2.2 million for the six months ended June 30, 2014, compared to a decrease of $1.1 million for the same period in 2013.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the six months ended June 30, 2014 increased by 37%, or $11.6 million, to $43.1 million, compared to the same period in 2013. The increase in subscription and maintenance support revenue for the six months ended June 30, 2014 was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions and growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue decreased by $1.1 million for the six months ended June 30, 2014, compared to an increase of $0.5 million for the same period in 2013.
Professional Services and Other
Professional services and other revenue for the six months ended June 30, 2014 increased by 59%, or $3.9 million, to $10.5 million, compared to the same period in 2013. The increase in professional services and other revenue for the six months ended June 30, 2014 was due to the timing of revenue recognition, including revenue related to a multi-year project for an APAC service provider customer that had been deferred in prior periods. Deferred professional services and other revenue increased by $2.0 million for the six months ended June 30, 2014, compared to an increase of $0.4 million for the same period in 2013.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$4,651	11%	$4,579	10%	$72	2%
Subscription and maintenance support	16,052	37	9,393	30	6,659	71
Professional services and other	7,215	69	5,565	84	1,650	30
Total cost of revenue	$27,918	29%	$19,537	23%	$8,381	43%
Gross Profit:
License software	$38,140	89%	$40,962	90%	$(2,822)	(7)%
Subscription and maintenance support	27,032	63	22,098	70	4,934	22
Professional services and other	3,312	31	1,037	16	2,275	219
Total gross profit	$68,484	71%	$64,097	77%	$4,387	7%
For the six months ended June 30, 2014, our gross margin decreased to 71% of revenue as compared to 77% for the same period in 2013, and our gross profit increased by 7%, or $4.4 million, to $68.5 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the six months ended June 30, 2014, license software gross margin decreased to 89% as compared to 90% for the same period in 2013 and license software gross profit decreased by 7% to $38.1 million. License software cost of revenue remained approximately unchanged for the six months ended June 30, 2014, compared to the same period in 2013. The decrease in license software gross profit was driven by the decline in license software revenue.
For the six months ended June 30, 2014, subscription and maintenance support gross margin decreased to 63% as compared to 70% for the same period in 2013 and subscription and maintenance support gross profit increased by 22% to $27.0 million. Subscription and maintenance support cost of revenue increased by 71%, or $6.7 million, to $16.1 million for the six months ended June 30, 2014, compared to the same period in 2013. The increase in subscription and maintenance services cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offerings in EMEA. The increase was due to a $2.7 million increase in personnel-related costs, a $2.1 million increase in operational costs associated with hosting the BroadCloud services and a $1.2 million increase in amortization of acquired intangibles. The increase in subscription and maintenance support gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.
For the six months ended June 30, 2014, professional services and other gross margin increased to 31% as compared to 16% for the same period in 2013 and professional services and other gross profit increased by 219% to $3.3 million. Professional services and other cost of revenue increased by 30%, or $1.7 million to $7.2 million for the six months ended June 30, 2014, compared to the same period in 2013. The increase in professional services and other cost of revenue was primarily due to a $1.0 million increase in hardware cost delivered under an order related to a multi-year project for an APAC service provider customer and a $0.3 million increase in outside consulting costs. The increase in professional services and other gross profit was driven by revenue growth relative to lower growth in professional services and other cost of revenue.
Operating Expenses

	Six Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$35,002	36%	$29,265	35%	$5,737	20%
Research and development	25,552	27	25,303	30	249	1
General and administrative	16,682	17	15,541	19	1,141	7
Total operating expenses	$77,236	80%	$70,109	84%	$7,127	10%
Sales and Marketing. Sales and marketing expense increased by 20%, or $5.7 million to $35.0 million for the six months ended June 30, 2014, compared to the same period in 2013. The increase was due to a $3.2 million increase in personnel-related costs, a $1.0 million increase in travel expenses and a $0.7 million increase in consulting expenses.
Research and Development. Research and development expense increased by 1%, or $0.2 million, to $25.6 million for the six months ended June 30, 2014, compared to the same period in 2013. This increase was primarily due to a $0.3 million increase in equipment and software expenses.
General and Administrative. General and administrative expense increased by 7%, or $1.1 million, to $16.7 million for the six months ended June 30, 2014, compared to the same period in 2013. This increase was primarily due to a $0.7 million increase in personnel-related costs.
Loss from Operations
We had a loss from operations of $8.8 million for the six months ended June 30, 2014, as compared to $6.0 million for the same period in 2013.
Other Expense

	Six Months Ended June 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$3,568	4%	$3,375	4%	$193	6%
Other, net	(169)	*	56	*	(225)	(402)%
Total other expense, net	$3,399	4%	$3,431	4%	$(32)	(1)%

*	Less than 1%

Other expense, net for the six months ended June 30, 2014 remained approximately unchanged compared to the same period in 2013.
Benefit From Income Taxes
Benefit from income tax was $6.4 million for the six months ended June 30, 2014, compared to $4.1 million for the same period in 2013. Changes in our taxes are due primarily to the release of a valuation allowance, change in the mix of earnings by jurisdiction and the true-up of certain tax returns and of certain research and development credits.
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

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$70,607	$69,866
Accounts receivable, net	59,461	66,595
Working capital	175,065	161,066

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$12,539	$8,395
Investing activities	(16,553)	(25,238)
Financing activities	4,542	6,834
Our cash and cash equivalents at June 30, 2014 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which was immaterial at June 30, 2014, is not included in cash and cash equivalents.
Operating Activities
For the six months ended June 30, 2014, net cash provided by operating activities was $12.5 million, compared to $8.4 million for the same period in 2013. The increase was primarily due to a $28.2 million increase from the aggregate changes in non-cash items, offset by a $23.6 million decrease from the net change in other current and long-term assets and liabilities and by an increase in net loss of $0.5 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the six months ended June 30, 2014, net cash used in investing activities was $16.6 million, compared to $25.2 million for the same period in 2013. This decrease was attributable to a $12.3 million decrease in net purchases of marketable securities, partially offset by a $4.2 million increase in capital expenditures for property and equipment, compared to the same period in 2013.

Financing Activities
For the six months ended June 30, 2014, net cash provided by financing activities was $4.5 million, compared to $6.8 million for the same period in 2013. Net cash provided by financing activities primarily consisted of the tax windfall benefits from stock options exercised of $9.6 million, partially offset by taxes paid on the vesting of restricted stock units of $5.3 million.
Borrowings and Credit Facilities
Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of the Notes, with net proceeds of approximately $116 million. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of June 30, 2014 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2014	2015 - 2016	2017 - 2018	After 2018
Convertible Senior Notes, including interest *	$127,200	$900	$3,600	$122,700	$—
Operating lease obligations	17,616	1,682	6,071	5,262	4,601
Total	$144,816	$2,582	$9,671	$127,962	$4,601

*
Contractual interest obligations related to the Notes totaled $7.2 million at June 30, 2014, including $0.9 million, $3.6 million and $2.7 million due in the remainder of 2014 and years 2015-2016 and 2017-2018, respectively.

As of June 30, 2014, we had unrecognized tax benefits of $4.7 million. We do not expect to recognize any of these benefits in 2014. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$2,529	$2,119	$4,651	$4,579
(percent of related revenue)	10%	9%	11%	10%
Less:
Stock-based compensation expense	157	321	414	554
Amortization of acquired intangible assets	226	210	452	422
Non-GAAP license cost of revenue	$2,146	$1,588	$3,785	$3,603
(percent of related revenue)	8%	6%	9%	8%

GAAP subscription and maintenance support cost of revenue	$8,606	$4,780	$16,052	$9,393
(percent of related revenue)	39%	29%	37%	30%
Less:
Stock-based compensation expense	521	653	1,210	1,197
Amortization of acquired intangible assets	1,164	587	2,348	1,175
Non-GAAP subscription and maintenance support cost of revenue	$6,921	$3,540	$12,494	$7,021
(percent of related revenue)	32%	22%	29%	22%

GAAP professional services and other cost of revenue	$3,726	$2,872	$7,215	$5,565
(percent of related revenue)	76%	96%	69%	84%
Less:
Stock-based compensation expense	173	295	418	515
Non-GAAP professional services and other cost of revenue	$3,553	$2,577	$6,797	$5,050
(percent of related revenue)	73%	86%	65%	76%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$37,623	$34,238	$68,484	$64,097
(percent of total revenue)	72%	78%	71%	77%
Plus:
Stock-based compensation expense	851	1,269	2,042	2,266
Amortization of acquired intangible assets	1,390	798	2,800	1,596
Non-GAAP gross profit	$39,864	$36,305	$73,326	$67,959
(percent of total revenue)	76%	82%	76%	81%

GAAP license gross profit	$23,120	$22,580	$38,140	$40,962
(percent of related revenue)	90%	91%	89%	90%
Plus:
Stock-based compensation expense	157	321	414	554
Amortization of acquired intangible assets	226	210	452	422
Non-GAAP license gross profit	$23,503	$23,111	$39,006	$41,938
(percent of related revenue)	92%	94%	91%	92%

GAAP subscription and maintenance support gross profit	$13,352	$11,526	$27,032	$22,098
(percent of related revenue)	61%	71%	63%	70%
Plus:
Stock-based compensation expense	521	653	1,210	1,197
Amortization of acquired intangible assets	1,164	588	2,348	1,175
Non-GAAP subscription and maintenance support gross profit	$15,037	$12,767	$30,590	$24,470
(percent of related revenue)	68%	78%	71%	78%

GAAP professional services and other gross profit	$1,151	$132	$3,312	$1,037
(percent of related revenue)	24%	4%	31%	16%
Plus:
Stock-based compensation expense	173	295	418	515
Non-GAAP professional services and other gross profit	$1,324	$427	$3,730	$1,552
(percent of related revenue)	27%	14%	35%	24%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$473	$(2,337)	$(8,752)	$(6,012)
(percent of total revenue)	1%	(5)%	(9)%	(7)%
Plus:
Stock-based compensation expense	7,382	11,213	17,764	19,757
Amortization of acquired intangible assets	1,390	798	2,800	1,596
Non-GAAP income from operations	$9,245	$9,674	$11,812	$15,341
(percent of total revenue)	18%	22%	12%	18%

GAAP operating expense	$37,150	$36,575	$77,236	$70,109
(percent of total revenue)	71%	83%	80%	84%
Less:
Stock-based compensation expense	6,531	9,944	15,722	17,491
Non-GAAP operating expense	$30,619	$26,631	$61,514	$52,618
(percent of total revenue)	58%	61%	64%	63%

GAAP sales and marketing expense	$17,146	$15,536	$35,002	$29,265
(percent of total revenue)	33%	35%	36%	35%
Less:
Stock-based compensation expense	2,565	3,799	5,979	6,557
Non-GAAP sales and marketing expense	$14,581	$11,737	$29,023	$22,708
(percent of total revenue)	28%	27%	30%	27%

GAAP research and development expense	$12,227	$12,935	$25,552	$25,303
(percent of total revenue)	23%	29%	27%	30%
Less:
Stock-based compensation expense	2,304	3,609	5,510	6,487
Non-GAAP research and development expense	$9,923	$9,326	$20,042	$18,816
(percent of total revenue)	19%	21%	21%	22%

GAAP general and administrative expense	$7,777	$8,104	$16,682	$15,541
(percent of total revenue)	15%	18%	17%	19%
Less:
Stock-based compensation expense	1,662	2,536	4,233	4,447
Non-GAAP general and administrative expense	$6,115	$5,568	$12,449	$11,094
(percent of total revenue)	12%	13%	13%	13%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net income (loss)	$1,665	$(3,015)	$(5,787)	$(5,332)
(percent of total revenue)	3%	(7)%	(6)%	(6)%
Adjusted for:
Stock-based compensation expense	7,382	11,213	17,764	19,757
Amortization of acquired intangible assets	1,390	798	2,800	1,596
Non-cash interest expense on our notes	1,467	1,367	2,900	2,706
Non-cash tax benefit	(2,964)	(1,183)	(6,590)	(4,403)
Non-GAAP net income	$8,940	$9,180	$11,087	$14,324
(percent of total revenue)	17%	21%	12%	17%

GAAP net income (loss) per basic common share	$0.06	$(0.11)	$(0.20)	$(0.19)
Adjusted for:
Stock-based compensation expense	0.26	0.40	0.62	0.70
Amortization of acquired intangible assets	0.05	0.03	0.10	0.06
Non-cash interest expense on our notes	0.05	0.05	0.10	0.10
Non-cash tax benefit	(0.10)	(0.04)	(0.23)	(0.16)
Non-GAAP net income per basic common share	$0.32	$0.33	$0.39	$0.51

GAAP net income (loss) per diluted common share	$0.06	$(0.11)	$(0.20)	$(0.19)
Adjusted for:
Stock-based compensation expense	0.25	0.39	0.60	0.69
Amortization of acquired intangible assets	0.05	0.03	0.09	0.06
Non-cash interest expense on our notes	0.05	0.05	0.10	0.09
Non-cash tax benefit	(0.10)	(0.04)	(0.22)	(0.15)
Non-GAAP net income per diluted common share	$0.31	$0.32	$0.37	$0.50

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At June 30, 2014, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at June 30, 2014, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $1.3 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
James A. Tholen Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)
Date: August 4, 2014