Form 10-Q
period 2014-09-30
BROADSOFT, INC.
filed 2014-11-05
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on November 3, 2014, was 28,806,884.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$83,459	$69,866
Short-term investments	73,124	93,664
Accounts receivable, net of allowance for doubtful accounts of $178 and $128 at September 30, 2014 and December 31, 2013, respectively	60,150	66,595
Deferred tax assets, current	1,191	4,559
Other current assets	67,907	12,597
Total current assets	285,831	247,281
Long-term assets:
Property and equipment, net	14,826	10,110
Long-term investments	50,611	23,340
Restricted cash	19	581
Intangible assets, net	17,341	20,390
Goodwill	66,791	65,192
Deferred tax assets	863	16,482
Other long-term assets	9,248	8,121
Total long-term assets	159,699	144,216
Total assets	$445,530	$391,497
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$22,617	$14,956
Deferred tax liabilities, current	13,092	1
Deferred revenue, current	65,191	71,258
Total current liabilities	100,900	86,215
Convertible senior notes	95,629	91,549
Deferred revenue	17,657	6,404
Deferred tax liabilities	13,075	3,506
Other long-term liabilities	4,206	3,312
Total liabilities	231,467	190,986
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 28,794,606 and 28,305,143 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	288	283
Additional paid-in capital	279,160	254,736
Accumulated other comprehensive loss	(4,323)	(1,525)
Accumulated deficit	(61,062)	(52,983)
Total stockholders’ equity	214,063	200,511
Total liabilities and stockholders’ equity	$445,530	$391,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenue:
License software	$25,679	$21,518	$68,470	$67,059
Subscription and maintenance support	24,216	17,694	67,300	49,185
Professional services and other	4,734	3,688	15,261	10,290
Total revenue	54,629	42,900	151,031	126,534
Cost of revenue:
License software	2,488	2,257	7,139	6,836
Subscription and maintenance support	8,284	5,622	24,336	15,015
Professional services and other	4,239	2,656	11,454	8,221
Total cost of revenue	15,011	10,535	42,929	30,072
Gross profit	39,618	32,365	108,102	96,462
Operating expenses:
Sales and marketing	16,198	15,117	51,200	44,382
Research and development	11,654	11,858	37,206	37,161
General and administrative	8,551	8,512	25,233	24,053
Total operating expenses	36,403	35,487	113,639	105,596
Income (loss) from operations	3,215	(3,122)	(5,537)	(9,134)
Other expense:
Interest expense, net	1,812	1,814	5,380	5,189
Other, net	907	(133)	738	(77)
Total other expense, net	2,719	1,681	6,118	5,112
Income (loss) before income taxes	496	(4,803)	(11,655)	(14,246)
Provision for (benefit from) income taxes	2,788	(749)	(3,576)	(4,860)
Net loss	$(2,292)	$(4,054)	$(8,079)	$(9,386)
Net loss per common share:
Basic	$(0.08)	$(0.14)	$(0.28)	$(0.33)
Diluted	$(0.08)	$(0.14)	$(0.28)	$(0.33)
Weighted average common shares outstanding:
Basic	28,722	28,160	28,587	28,063
Diluted	28,722	28,160	28,587	28,063
Stock-based compensation expense included above:
Cost of revenue	$719	$1,290	$2,761	$3,556
Sales and marketing	2,164	3,847	8,143	10,404
Research and development	2,008	3,371	7,518	9,858
General and administrative	1,214	2,457	5,447	6,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net loss	$(2,292)	$(4,054)	$(8,079)	$(9,386)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,171)	1,413	(2,743)	778
Unrealized gain (loss) on investments	(32)	108	(55)	3
Total other comprehensive income (loss), net of tax	(3,203)	1,521	(2,798)	781
Comprehensive loss	$(5,495)	$(2,533)	$(10,877)	$(8,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2013	$200,511	28,305	$283	$254,736	$(1,525)	$(52,983)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(6,341)	490	5	(6,346)	—	—
Stock-based compensation expense	23,040	—	—	23,040	—	—
Tax windfall benefits on exercises of stock options	7,730	—	—	7,730	—	—
Foreign currency translation adjustment	(2,743)	—	—	—	(2,743)	—
Unrealized loss on investments	(55)	—	—	—	(55)	—
Net loss	(8,079)	—	—	—	—	(8,079)
Balance September 30, 2014	$214,063	28,795	$288	$279,160	$(4,323)	$(61,062)
Balance December 31, 2012	$161,235	27,913	$279	$208,073	$(3,008)	$(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(1,183)	316	3	(1,186)	—	—
Stock-based compensation expense	30,722	—	—	30,722	—	—
Tax windfall benefits on exercises of stock options	6,592	—	—	6,592	—	—
Foreign currency translation adjustment	778	—	—	—	778	—
Unrealized gain on investments	3	—	—	—	3	—
Net loss	(9,386)	—	—	—	—	(9,386)
Balance September 30, 2013	$188,761	28,229	$282	$244,201	$(2,227)	$(53,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,079)	$(9,386)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,132	5,495
Amortization of software licenses	2,471	2,240
Stock-based compensation expense	23,869	30,722
Provision for doubtful accounts	100	125
Provision for (benefit from) deferred income taxes	48,939	(4,827)
Excess tax benefit related to share-based compensation	(7,817)	(6,592)
Non-cash interest expense on convertible senior notes	4,385	4,088
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,012	4,847
Other current and long-term assets	(59,211)	1,173
Accounts payable, accrued expenses and other long-term liabilities	6,496	(2,063)
Current and long-term deferred revenue	4,303	(3,503)
Net cash provided by operating activities	31,600	22,319
Cash flows from investing activities:
Additions to property and equipment	(9,011)	(3,775)
Payments for acquisitions, net of cash acquired	(3,650)	(28,112)
Purchases of marketable securities	(78,665)	(92,596)
Proceeds from maturities of marketable securities	71,934	86,335
Change in restricted cash	562	—
Net cash used in investing activities	(18,830)	(38,148)
Cash flows from financing activities:
Proceeds from the exercise of stock options	367	1,184
Taxes paid on vesting of RSUs	(6,708)	(2,367)
Excess tax benefit related to share-based compensation	7,817	6,592
Notes payable and bank loans—payments	—	(969)
Net cash provided by financing activities	1,476	4,440
Effect of exchange rate changes on cash and cash equivalents	(653)	(100)
Net increase (decrease) in cash and cash equivalents	13,593	(11,489)
Cash and cash equivalents, beginning of period	69,866	90,545
Cash and cash equivalents, end of period	$83,459	$79,056

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Company’s primary objective when investing excess cash is preservation of principal. The following table summarizes the Company’s investments:

	September 30, 2014
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$54,008
Total cash equivalents		$54,008

U.S. agency notes	56 - 332 days	$19,094
Commercial paper	3 - 66 days	7,997
Corporate bonds	1 - 353 days	46,033
Total short-term investments		$73,124

U.S. agency notes	507 - 960 days	$35,167
Corporate bonds	378 - 521 days	15,444
Total long-term investments		$50,611

The following table summarizes the Company's investments at September 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$54,271	$17	$(27)	$54,261
Commercial paper	7,997	—	—	7,997
Corporate bonds	61,499	18	(40)	61,477
Total investments	$123,767	$35	$(67)	$123,735

The following table summarizes the Company's investments at December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$50,533	$18	$(11)	$50,540
Commercial paper	4,999	—	—	4,999
Corporate bonds	61,448	41	(24)	61,465
Total investments	$116,980	$59	$(35)	$117,004

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$54,027	$54,027	$48,837	$48,837
Short and long-term investments	123,735	123,735	117,004	117,004
Total assets	$177,762	$177,762	$165,841	$165,841
* Includes an immaterial amount of restricted cash as of September 30, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $29.5 million and $21.6 million of operating cash balances as of September 30, 2014 and December 31, 2013, respectively.
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

	September 30, 2014	Level 1	Level 2	Level 3
Money market funds	$54,008	$54,008	$—	$—
Certificates of deposit	19	19	—	—
Total cash equivalents and certificates of deposit*	54,027	54,027	—	—
U.S. agency notes	54,261	—	54,261	—
Commercial paper	7,997	—	7,997	—
Corporate bonds	61,477	—	61,477	—
Total investments	123,735	—	123,735	—
Total cash equivalents, certificates of deposit and investments	$177,762	$54,027	$123,735	$—

	December 31, 2013	Level 1	Level 2	Level 3
Money market funds	$48,256	$48,256	$—	$—
Certificates of deposit	581	581	—	—
Total cash equivalents and certificates of deposit*	48,837	48,837	—	—
U.S. agency notes	50,540	—	50,540	—
Commercial paper	4,999	—	4,999	—
Corporate bonds	61,465	—	61,465	—
Total investments	117,004	—	117,004	—
Total cash equivalents, certificates of deposit and investments	$165,841	$48,837	$117,004	$—
* Includes an immaterial amount of restricted cash as of September 30, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $29.5 million and $21.6 million of operating cash balances as of September 30, 2014 and December 31, 2013, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2014 and 2013, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2013	$65,192
Increase in goodwill related to acquisitions	2,974
Other	(1,375)
Balance as of September 30, 2014	$66,791
The increase in “goodwill related to acquisitions” consists of $3.0 million of goodwill related to the acquisition of a software and services provider to the hospitality industry in August 2014. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.

5. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
License software	$24,179	$20,149
Subscription and maintenance support	42,978	46,975
Professional services and other	15,691	10,538
Total	$82,848	$77,662

Current portion	$65,191	$71,258
Non-current portion	17,657	6,404
Total	$82,848	$77,662
6. Software Licenses
In 2011, the Company entered into an agreement that provides the Company the right to distribute certain third-party software on an unlimited basis through May 2016 at a total cost of $10.2 million. To the extent billed license revenue over the four-year period exceeds $460 million, the Company would be required to pay additional fees. The $10.2 million is being amortized to cost of revenue over the four-year period beginning in June 2012 (the date when the previous agreement with the same vendor to distribute the software expired), based on the straight line method. Amortization expense related to this agreement was approximately $0.6 million for each of the three months ended September 30, 2014 and 2013 and $1.9 million for each of the nine months ended September 30, 2014 and 2013.
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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of September 30, 2014, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The fair value of the Notes as of September 30, 2014 and December 31, 2013 was $117.5 million and $123.2 million, respectively. The carrying amount of the equity component of the Notes was $23.9 million at September 30, 2014. The unamortized offering costs classified as debt issuance costs at September 30, 2014 were $1.5 million which is being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	September 30, 2014	December 31, 2013
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(24,371)	(28,451)
Net carrying amount of convertible debt	$95,629	$91,549

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest expense	$450	$450	$1,350	$1,350
Amortization of debt issuance costs	101	101	304	304
Accretion of debt discount	1,384	1,281	4,081	3,784
Net interest expense	$1,935	$1,832	$5,735	$5,438
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at September 30, 2014, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate maturities of borrowings as of September 30, 2014 were as follows (in thousands):

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
The term of stock-based grants is up to ten years, except that certain stock-based grants during fiscal years 2006 through 2009 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically four years. On each of January 1, 2013 and 2014, 1,250,000 shares were added to the 2009 Plan. At September 30, 2014, the Company had 1,365,820 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$1,568	$2,020	$5,446	$6,463
Restricted stock units	3,676	7,534	15,557	20,706
Performance stock units	861	1,411	2,866	3,553
Total recognized stock-based compensation expense	$6,105	$10,965	$23,869	$30,722
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2013	1,746,069	$28.09
Granted	256,900	24.98
Exercised	(43,862)	8.33
Canceled, expired or forfeited	(203,438)	36.60
Balance, September 30, 2014	1,755,669	$27.14	7.17	$6,376

Vested at September 30, 2014	970,553	$23.91	5.93	$6,314

Exercisable at September 30, 2014	970,553	$23.91	5.93	$6,314

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2014 and 2013, the Company granted stock options with a weighted-average grant date fair value of $13.43 and $18.12, respectively. For the nine months ended September 30, 2014 and 2013, the intrinsic value of stock options exercised was $0.8 million and $4.2 million, respectively, and cash received from stock options exercised was $0.4 million and $1.2 million, respectively.
At September 30, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $6.3 million, which is scheduled to be recognized over a weighted average period of 1.35 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at September 30, 2014, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	1,791,833	$33.16
Granted	61,568	25.00
Vested	(682,459)	32.93
Forfeited	(56,675)	33.98
Balance, September 30, 2014	1,114,267	$32.77

The RSUs generally vest over four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At September 30, 2014, unrecognized stock-based compensation expense related to unvested RSUs was $12.5 million, which is scheduled to be recognized over a weighted average period of 1.21 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at September 30, 2014, stock-based compensation expense will be different from expectations.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	382,500	$28.72
Granted	205,088	23.72
Vested	—	—
Forfeited	(17,500)	28.75
Balance, September 30, 2014	570,088	$26.92

During the three months ended March 31, 2013, the Company granted an aggregate of 382,500 PSUs to certain officers, which vest over four years, subject to the satisfaction of performance conditions based upon the trading price of the Company's common stock. To date, the trading price of the Company's common stock has not met any of the thresholds necessary to satisfy any of the performance conditions of these awards.
During the three months ended September 30, 2014, the Company granted an aggregate of 205,088 PSUs to certain employees hired in connection with an acquisition. These PSUs vest over a period of three years, subject to the satisfaction of certain financial performance conditions related to the business acquired by the Company.
At September 30, 2014, unrecognized stock-based compensation expense related to unvested PSUs was $5.0 million, which is scheduled to be recognized over a weighted average period of 1.57 years. To the extent the actual forfeiture rate is different than

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

what the Company has anticipated at September 30, 2014, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of September 30, 2014, the balance of the Company’s APIC pool related to tax windfall benefits from stock option exercises was $15.0 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $39.9 million and $63.6 million at September 30, 2014 and December 31, 2013, respectively.
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
The effective tax rate was 30.7% and 34.1% for the nine months ended September 30, 2014 and 2013, respectively. The provision for income taxes differs from the computed U.S. statutory rate due primarily to the discrete release of the valuation allowance related to certain foreign operations and the discrete benefit of a prior period true-up to the U.S. research and development tax credit, partially offset by a discrete expense related to the restructuring of the Company's UK operations. The Company had a provision for income taxes of $2.8 million and a benefit from income taxes of $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and a benefit from income taxes of $3.6 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of $5.7 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
As a result of the Company instituting certain tax planning actions, the Company evaluated its position and determined that there was no longer a need for a valuation allowance related to a foreign jurisdiction. Accordingly, the Company recorded a discrete tax benefit of $1.6 million for the nine months ended September 30, 2014 related to the estimated deferred tax asset expected to be remaining at December 31, 2014.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net loss	$(2,292)	$(4,054)	$(8,079)	$(9,386)
Weighted average common shares outstanding, basic and diluted	28,722	28,160	28,587	28,063
Net loss per share, basic and diluted	$(0.08)	$(0.14)	$(0.28)	$(0.33)
Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three and nine months ended September 30, 2014 and 2013.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 1,130,119 and 1,082,008 shares for the three months ended September 30, 2014 and 2013 and into 1,277,844 and 841,701 shares for the nine months ended September 30, 2014 and 2013, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards convertible into 1,400,469 and 1,001,839 shares for the three months ended September 30, 2014 and 2013, respectively, and into 1,334,800 and 896,301 shares for the nine months ended September 30, 2014 and 2013, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$28,687	$23,758	$72,755	$73,732
EMEA	11,735	10,625	37,161	29,269
APAC	9,922	5,970	30,430	16,290
Other	4,285	2,547	10,685	7,243
Total Revenue	$54,629	$42,900	$151,031	$126,534

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2014	December 31, 2013
Long-Lived Assets, net
United States	$20,394	$17,179
EMEA	2,228	763
APAC	378	381
Other	465	488
Total Long-Lived Assets, net	$23,465	$18,811

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our dependence on the success of BroadWorks;

•	our ability to successfully deploy our BroadCloud offering, expand this offering geographically and increase the associated recurring service revenue;

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand our product offerings;

•	our international operations;

•	our significant reliance on distribution partners in international markets;

•	our ability to sell our products in certain markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.
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
Overview
We are the leading global provider of software and services that enable mobile, fixed line and cable service providers to deliver hosted, cloud-based Unified Communications, or UC, over their internet protocol, or IP, based networks.
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. UC functionality can be delivered through service providers using their own IP-based networks, as well as over other networks. In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.

We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Over 600 service providers in more than 76 countries are delivering services utilizing our software. We believe service providers have deployed over 9 million Unified Communication subscriber lines worldwide using our software.
UC-One
UC-One, our Unified Communications solution, is a communications and collaboration offering that enables mobile, fixed, cable and converged (mobile and fixed line) service providers to offer businesses and other enterprises UC features and functionalities on a hosted basis without the need for traditional premise-based PBX equipment. Our technology is designed to meet service providers’ stringent requirements for service availability, network integration and scale and to address the needs of various business segments, such as micro, small, medium and large enterprises, and vertical market segments such as hospitality, government, education and healthcare.
Our UC-One services include HD voice and video calling, audio conferencing, IM&P, desktop sharing and collaboration and call center capabilities. Because these capabilities can be accessed through desk phones, smartphones, tablets, laptops and PCs, UC-One provides full support for today’s distributed workforce and mobile employees.
The benefits of UC-One to enterprises and end users include:

•
Solution Breadth and Flexibility. UC-One is scalable and can be used by businesses of varying sizes, from very small businesses of two employees to the largest global enterprises with hundreds of thousands of employees in multiple locations. Capacity can be purchased as and when needed by enterprises in response to business and operational needs.

•
Multi-location and Ease of Use. Because UC-One is cloud and IP-based, an enterprise can provide uniform communications functionality across its entire organization, enabling a consistent and simplified user experience. It also provides a single console to manage all the communication and collaboration needs for businesses with geographically dispersed offices and mobile workers, greatly streamlining business operations and reducing operational costs.

•	Enhanced Mobility. Our solution provides the flexibility to work from the office, at home or on the move, with the full range of UC-One services available irrespective of location or end user device.

•
Business Continuity. Because UC-One is cloud-based, in the event an enterprise has a business interruption issue, the enterprise’s core communications and collaboration services would remain unaffected.

•	Openness. We have an active ecosystem of development partners who use our open APIs to create complementary offerings designed for specific market segments or industry verticals.

•
Lower total cost of ownership. We believe that enterprises will experience a lower cost of ownership compared to legacy premise-based solutions. Because it is cloud-based, there are significantly lower capital investment requirements, fewer highly trained personnel required and reduced costs given the inherent flexibility of per-user based costs.

We offer service providers the following two deployment options, software and software-as-a-service, to enable them to offer UC services to their enterprise customers:
Software. BroadWorks is our application server software offering, with the software generally deployed on industry-standard servers located in the service provider’s data centers. With BroadWorks implemented as an application server in its infrastructure, the service provider is responsible for the development and implementation of the overall solution and integration with the service provider’s network, operations, support and billing systems. This deployment model gives the service provider the maximum flexibility to define its UC-One offering. In this model, revenue is derived from perpetual software license and annual maintenance and support fees, as well as associated professional services. Since our inception, the majority of our revenue has been derived from such software licensing.
Software-as-a-Service. The second deployment option is our BroadCloud software-as-a-service, or SaaS, offering. BroadCloud provides a managed services offering for service providers. In this model, we have implemented BroadWorks and UC-One capabilities within our own data centers and provide operations capabilities covering sales and order management, service delivery, device provisioning, customer service and billing. We believe that through BroadCloud, service providers can accelerate their deployments of UC-One services and reduce their capital expenditures and the internal costs of implementing UC services. Generally, service providers utilizing our BroadCloud offering pay us on a monthly recurring basis based on the total number of subscriber lines the service provider has deployed.

Other Products
We also offer to our service provider customers SIP Trunking and Voice over IP, or VoIP, consumer solutions based on our BroadWorks software.
SIP Trunking. Our BroadWorks’ SIP Trunking solution enables service providers to provide IP interconnectivity and additional services to enterprises that already have premise-based PBXs. With SIP Trunking, service providers are able to bundle voice and data over a single converged IP pipe, creating a more economical offering than can be achieved with separate voice and data connections. We believe our solution enables service providers to differentiate their SIP Trunking service offerings and increase revenue by offering enhanced services such as UC, video, mobility, global four-digit dialing and business continuity.
BroadSoft Consumer Applications. Our consumer IP applications allow service providers to offer consumers voice and multimedia telephony services with voice calling, video calling, enhanced messaging, content sharing and web interfaces.
Company
We were incorporated in Delaware in 1998 and we began selling BroadWorks in 2001. We sell our products to service providers both directly and indirectly through distribution partners, such as telecommunications equipment vendors, value-added resellers, or VARs, and other distributors.
Industry
Traditionally, many enterprises have used premise-based PBX’s to connect their offices and people to the public telephone network. These PBX offerings were primarily voice communications based. We believe several trends are driving enterprises of all sizes to embrace the change from premise-based to cloud-based delivery of PBX functionality:

•	The increasing demand by enterprises to move business applications to the cloud for operational savings, flexibility and expanded services;

•	The demand by enterprises to offer broader communications services such as HD voice and video calling and conferencing and collaboration across their organizations;

•	The increasingly distributed nature of enterprises’ operations and workforces and the desire to provide fully integrated UC to them;

•	The proliferation of mobile devices used by employees and other workers; and

•	The rapid expansion of high quality IP bandwidth, particularly the expansion of wireless bandwidth such as Wi-Fi and voice over LTE, or VoLTE.
We believe that service providers are well-positioned to address these market demands. A number of our service provider customers have made significant investments in their IP-based networks and are already offering standard communications services such as broadband access and fixed and mobile calling plans. Many have a long track record of reliably delivering these business critical services. We believe that as UC solutions are increasingly being offered over fixed and mobile networks, service providers can achieve significant competitive advantages in delivering such services over their networks. Further, we believe service providers have a significant incentive to offer UC services to their enterprise customers as competitive and regulatory pressures have commoditized their historical revenue streams.
In addition, we believe that larger service providers are becoming more focused on implementing transformations of their networks from traditional circuit switched networks to their IP-based broadband networks. As these service providers embark on such projects, they are incorporating application servers like BroadWorks to enable them to offer enhanced business services that they had previously offered over their circuit switched networks. We believe this emerging trend is evident in both fixed line transformations and increasingly in service providers’ investment in their mobile VoLTE networks. We believe this trend is a positive development for us, as service providers both replace services to their business users on their traditional networks and provide new business services.
Our Strategy
Our goal is to strengthen our position as the leading provider of software and services that enable service providers to deliver cloud-based Unified Communications to their enterprise customers. To achieve this goal, our strategy is to deliver an increasingly feature rich set of services to address the needs of a broader spectrum of business customer types. Key elements of our strategy include:

•
Extend our technology leadership and product depth and breadth. We intend to continue to provide industry leading UC solutions through product innovation and substantial investment in research and development for new features, applications and services.

•
Expand our UC offerings. We intend to accelerate UC adoption and our service provider customers’ time to market by promoting and expanding our UC offerings. Our BroadCloud solution enables our service providers to offer UC features and functions through a service offering that we host and manage. We also intend to expand the geographic availability of our BroadCloud offerings beyond the United States, United Kingdom and Germany.

•
Broaden demand by enterprises and assist our service provider customers by developing more market segment directed UC offerings. We enable service providers to develop UC offerings targeted towards specific business segments, including small, medium and large enterprises and key vertical markets such as hospitality, government, education and healthcare.

•	Drive revenue growth by:

•
Assisting our current service provider customers to sell more of their currently deployed BroadWorks and BroadCloud offerings. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers.

•
Expanding our BroadCloud offering. We believe that service providers will increasingly find that using our BroadCloud offering to deliver UC solutions to their customers will accelerate their time to market and product introduction cycles.

•
Continuing to acquire new customers. Our customers are located around the world and include many of the top telecommunications services providers globally. We believe we are well positioned to continue to acquire new customers, particularly with the addition of our BroadCloud offering and our focus on developing UC solutions based on enterprise size and vertical market segments.

•
Pursuing selected acquisitions and collaborations that complement our strategy. We intend to continue to pursue acquisitions and collaborations that we believe are strategic to strengthen our industry leadership position, expand our geographic presence or allow us to offer new or complementary products or services.

Executive Summary
Our management team monitors and analyzes a number of key industry trends and performance indicators to manage our business and evaluate our financial and operating performance.
We believe the trend towards adaption of cloud-based unified communications by enterprises will continue and even accelerate over the next several years as such enterprises further seek enhanced speed and flexibility for their communications services. We also believe that service providers are strongly positioned to take advantage of this demand. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, during the fourth quarter of 2014, we will continue our strategic investments in research and development of existing and new products, including client software, mobility and cloud-based services, as well as in headcount to support our product offerings and increase our go-to-market efforts. In addition, we expect our research and development and professional services expenses to increase during the fourth quarter and in 2015 to support several large customer projects we expect to deliver in 2015 and 2016.
BroadCloud, our hosted UC offering, is a particularly important area of investment focus for us. We believe that many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us, reducing cost and increasing speed and ease of use for end-users. During the fourth quarter of 2014, we expect that we will continue to invest in, and expand the availability of, BroadCloud in the United States, United Kingdom and Germany. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market more quickly and drive our revenue growth.
We believe converged and mobile operators desire UC solutions to deliver to their enterprise customer base to grow enterprise revenue, reduce churn and raise average revenue per user. Our UC-One functionality, which is either delivered via our

BroadCloud offering or via server software that resides within the service provider’s network, seeks to address this evolution and allows service providers and operators to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed line or wireless access.
During the fourth quarter of 2014, we expect our UC and SIP Trunking solutions to continue to experience strong growth, while our consumer fixed line broadband applications are expected to see a decline in sales. We believe our UC solutions growth is largely driven by increased market acceptance of hosted UC offerings and our SIP Trunking offerings growth is driven by the move by service provider customers to IP-based trunks.
We also believe that the migration of wireless networks to VoLTE, could drive significant growth for us over the next several years and that we are well-positioned to meet carrier demand for VoLTE-based UC and consumer solutions, especially with regard to our UC offerings for VoLTE. While we announced several VoLTE customer wins in late 2013 and early 2014 and expect to execute additional agreements during 2014 to support VoLTE offerings by our service provider customers, we think the revenue impact from these opportunities in 2014 will be modest. We believe that many of the largest carriers in the world are, with their investment in VoLTE, embarking on transforming their entire legacy networks to IP-based telephony. We believe we will be the application server for business applications for several of these service providers and, accordingly, expect to increase our investment in research and development and professional services resources.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended September 30, 2014 include:

•	Total revenue increased by $11.7 million or 27%, to $54.6 million, compared to $42.9 million for the quarter ended September 30, 2013;

•	Gross profit was $39.6 million, or 73% of revenue, compared to $32.4 million, or 75% of revenue, for the quarter ended September 30, 2013;

•	Income from operations was $3.2 million, compared to loss from operations of $3.1 million for the quarter ended September 30, 2013;

•	Net loss was $2.3 million, compared to $4.1 million for the quarter ended September 30, 2013;

•	Net loss per diluted share was $0.08 per common share compared to $0.14 for the quarter ended September 30, 2013;

•	Revenue plus net change in deferred revenue increased by 43% to $56.7 million, compared to $39.6 million for the quarter ended September 30, 2013;

•	Deferred revenue increased by $2.1 million, compared to a decrease of $3.3 million for the quarter ended September 30, 2013; and

•	Cash provided by operating activities was $19.1 million, compared to $13.9 million for the quarter ended September 30, 2013.
Some of our key non-GAAP financial highlights for the quarter ended September 30, 2014 include:

•	Non-GAAP gross profit increased to $41.7 million, or 76% of revenue, compared to $34.7 million, or 81% of revenue, for the quarter ended September 30, 2013;

•	Non-GAAP operating income increased to $10.7 million, or 20% of revenue, compared to $8.9 million, or 21% of revenue, for the quarter ended September 30, 2013;

•	Non-GAAP net income increased to $10.1 million, or 19% of revenue, compared to $8.3 million, or 19% of revenue, for the quarter ended September 30, 2013; and

•	Non-GAAP net income per diluted share increased to $0.34 per common share, compared to $0.28 per common share for the quarter ended September 30, 2013.
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

Our total revenue consists of the following:
License software. We derive license software revenue from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of September 30, 2014, our deferred license software revenue balance was $24.2 million, the current portion of which was $17.4 million.
Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and from subscriptions related to our delivery of BroadCloud services.
Our annual maintenance support contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the applicable warranty period, our customers must purchase an annual maintenance contract to continue receiving ongoing software maintenance and customer support.
Under our BroadCloud subscriptions, we are paid a recurring fee typically calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly or annually in advance based on the terms of the arrangement and the usage fee is billed one month in arrears.
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of September 30, 2014, our deferred subscription and maintenance support revenue balance was $43.0 million, the current portion of which was $36.2 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of September 30, 2014, our deferred professional services and other revenue balance was $15.7 million, the current portion of which was $11.6 million.
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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning of period deferred revenue balance	$80,792	$60,966	$77,662	$61,149
End of period deferred revenue balance	82,848	57,686	82,848	57,686
Increase (decrease) in deferred revenue	2,056	(3,280)	5,186	(3,463)
Revenue	54,629	42,900	151,031	126,534
Revenue plus net change in deferred revenue	$56,685	$39,620	$156,217	$123,071
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew our total headcount to 837 employees at September 30, 2014 from 725 employees at December 31, 2013, and we expect to continue hiring additional employees to support our anticipated growth.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities. In the first nine months of 2014, sales and marketing expenses decreased as a percentage of revenue compared with the same period in 2013, and we expect that for the fourth quarter of 2014, sales and marketing expenses, as a percentage of total revenue, will continue to be below such percentage in the corresponding period of 2013.
Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using outside consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future. In the first nine months of 2014, research and development expenses decreased as a percentage of revenue compared with the same period in 2013, and we expect that for the fourth quarter of 2014, research and development expenses, as a percentage of total revenue, will continue to be below such percentage in the corresponding period of 2013.
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. We expect general and administrative expenses to increase in the foreseeable future. In the first nine months of 2014, general and administrative expenses decreased as a percentage of revenue compared with the same period in 2013, and we expect that for the fourth quarter of 2014, general and administrative expenses, as a percentage of total revenue, will be below such percentage in the corresponding period of 2013.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense on a graded basis over the requisite service period, which is the vesting period, of the award. For the three months ended September 30, 2014 and 2013, we recorded stock-based compensation expense of $6.1 million and $11.0 million, respectively.
Historically, stock-based compensation has been the fastest growing component of our employee-related expenses. For the three and nine months ended September 30, 2014, stock-based compensation expense decreased compared to the same period in 2013, primarily due to the vesting during the first quarter of 2014 of a tranche of the RSU's granted in 2013. We expect the stock-based compensation to decrease in relation to the comparable period in prior year for the fourth quarter of 2014.
Based on stock options and other equity awards outstanding as of September 30, 2014, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $22.9 million over a weighted average period of approximately 1.33 years.
Other Expense (Income), Net
Other expense (income), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or the Notes, and interest related to five installment loans with Tekes that were paid in full in September 2013.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended September 30, 2014, we have net operating loss carryforwards to utilize in the U.S.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2014 and 2013
Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$25,679	47%	$21,518	50%	$4,161	19%
Subscription and maintenance support	24,216	44	17,694	41	6,522	37
Professional services and other	4,734	9	3,688	9	1,046	28
Total revenue	$54,629	100%	$42,900	100%	$11,729	27%

Revenue by Geography:
Americas	$32,972	60%	$26,305	61%	$6,667	25%
EMEA	11,735	22	10,625	25	1,110	10
APAC	9,922	18	5,970	14	3,952	66
Total revenue	$54,629	100%	$42,900	100%	$11,729	27%
Total revenue for the three months ended September 30, 2014 increased by 27%, or $11.7 million, to $54.6 million as compared to the same period in 2013. This growth was driven by a 19% increase in license software revenue, a 37% increase in subscription and maintenance support revenue and a 28% increase in professional services and other revenue. Deferred revenue increased by $2.1 million for the three months ended September 30, 2014, compared to a decrease of $3.3 million for the same period in 2013.
Americas revenue for the three months ended September 30, 2014 increased by 25%, or $6.7 million, to $33.0 million as compared to the same period in 2013. The increase in Americas revenue for the three months ended September 30, 2014 was primarily due to growth in hosted UC software license sales and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenues.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended September 30, 2014 increased 10%, or $1.1 million, to $11.7 million as compared to the same period in 2013. The increase in EMEA revenue for the three months ended September 30, 2014 was primarily due to an increase in subscription revenue related to our BroadCloud offering, partially offset by a decrease in license software and professional services and other revenues.
Asia Pacific, or APAC, revenue for the three months ended September 30, 2014 increased by 66%, or $4.0 million, to $9.9 million compared to the same period in 2013. The increase in APAC revenue for the three months ended September 30, 2014 was primarily due to the recognition of $4.8 million of revenue related to a multi-year project for an APAC service provider customer, including revenue from license software, subscription and maintenance support and professional services and other.
License Software
License software revenue for the three months ended September 30, 2014 increased by 19%, or $4.2 million, to $25.7 million, compared to the same period in 2013. The increase in license software revenue for the three months ended September 30, 2014 reflects an increase in software license revenue in the Americas and APAC, partially offset by a decrease in license software revenue in EMEA. Deferred license software revenue increased by $1.8 million for the three months ended September 30, 2014, compared to a decrease of $2.7 million for the same period in 2013.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended September 30, 2014 increased by 37%, or $6.5 million, to $24.2 million, compared to the same period in 2013. The increase in subscription and maintenance support revenue for the three months ended September 30, 2014 was the result of growth in our subscription revenue associated with our

BroadCloud platforms, which included contributions from recent acquisitions and growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue decreased by $2.9 million for the three months ended September 30, 2014, compared to a decrease of $2.7 million for the same period in 2013.
Professional Services and Other
Professional services and other revenue for the three months ended September 30, 2014 increased by 28%, or $1.0 million, to $4.7 million, compared to the same period in 2013. The increase in professional services and other revenue for the three months ended September 30, 2014 was due to the timing of revenue recognition, including revenue related to a multi-year project for an APAC service provider customer that had been deferred in prior quarters. Deferred professional services and other revenue increased by $3.1 million for the three months ended September 30, 2014, compared to an increase of $2.1 million for the same period in 2013.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,488	10%	$2,257	10%	$231	10%
Subscription and maintenance support	8,284	34	5,622	32	2,662	47
Professional services and other	4,239	90	2,656	72	1,583	60
Total cost of revenue	$15,011	27%	$10,535	25%	$4,476	42%
Gross Profit:
License software	$23,191	90%	$19,261	90%	$3,930	20%
Subscription and maintenance support	15,932	66	12,072	68	3,860	32
Professional services and other	495	10	1,032	28	(537)	(52)
Total gross profit	$39,618	73%	$32,365	75%	$7,253	22%
For the three months ended September 30, 2014, our gross margin decreased to 73% of revenue as compared to 75% for the same period in 2013, and our gross profit increased by 22%, or $7.3 million, to $39.6 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the three months ended September 30, 2014, license software gross margin remained approximately unchanged at 90% as compared to the same period in 2013 and license software gross profit increased by 20% to $23.2 million. License software cost of revenue increased by 10%, or $0.2 million, to $2.5 million for the three months ended September 30, 2014, compared to the same period in 2013. The increase was primarily due to a $0.2 million increase in software expense and a $0.2 million increase in personnel-related costs, partially offset by a $0.2 million decrease in royalty expenses. The increase in license software gross profit was driven by higher revenue growth relative to growth in license software cost of revenue.
For the three months ended September 30, 2014, subscription and maintenance support gross margin decreased to 66% as compared to 68% for the same period in 2013 and subscription and maintenance support gross profit increased by 32% to $15.9 million. Subscription and maintenance support cost of revenue increased by 47%, or $2.7 million, to $8.3 million for the three months ended September 30, 2014, compared to the same period in 2013. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offerings in the Americas and EMEA. The increase was primarily due to a $0.8 million increase in personnel-related costs, a $1.5 million increase in operational costs associated with hosting the BroadCloud services and a $0.3 million increase in amortization of acquired intangibles. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the three months ended September 30, 2014, professional services and other gross margin decreased to 10% as compared to 28% for the same period in 2013 and professional services and other gross profit decreased by 52% to $0.5 million. Professional services and other cost of revenue increased by 60%, or $1.6 million to $4.2 million for the three months ended

September 30, 2014, compared to the same period in 2013. The increase in professional services and other cost of revenue was primarily due to a $0.4 million increase in personnel-related costs, a $0.6 million increase in consulting expenses and a $0.6 million increase in hardware expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$16,198	30%	$15,117	35%	$1,081	7%
Research and development	11,654	21	11,858	28	(204)	(2)
General and administrative	8,551	16	8,512	20	39	—
Total operating expenses	$36,403	67%	$35,487	83%	$916	3%
Sales and Marketing. Sales and marketing expense increased by 7%, or $1.1 million, to $16.2 million for the three months ended September 30, 2014, compared to the same period in 2013. The increase was primarily due to a $0.5 million increase in personnel-related costs, a $0.2 million increase in travel expenses and a $0.2 million increase in marketing expenses.
Research and Development. Research and development expense decreased by 2%, or $0.2 million, to $11.7 million for the three months ended September 30, 2014, compared to the same period in 2013. This decrease was primarily due to a $0.5 million decrease in personnel-related costs.
General and Administrative. General and administrative expense remained approximately unchanged for the three months ended September 30, 2014, compared to the same period in 2013.
Income (Loss) from Operations
We had income from operations of $3.2 million for the three months ended September 30, 2014, as compared to a loss from operations of $3.1 million for the same period in 2013.
Other Expense

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$1,812	3%	$1,814	4%	$(2)	—%
Other, net	907	2%	(133)	*	1,040	(782)%
Total other expense, net	$2,719	5%	$1,681	4%	$1,038	62%

*	Less than 1%
Other expense, net for the three months ended September 30, 2014 increased by $1.0 million compared to the same period in 2013, primarily due to foreign currency transaction losses.
Provision for (Benefit from) Income Taxes
Provision for income taxes was $2.8 million for the three months ended September 30, 2014, compared to benefit from income taxes of $0.7 million for the same period in 2013. Changes in our taxes are due primarily to discrete benefit recorded in the period related to the additional research and development tax credits claimed from prior years as well as changes in the mix of earnings in the jurisdictions in which we operate.

Comparison of the Nine Months Ended September 30, 2014 and 2013
Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$68,470	45%	$67,059	53%	$1,411	2%
Subscription and maintenance support	67,300	45	49,185	39	18,115	37
Professional services and other	15,261	10	10,290	8	4,971	48
Total revenue	$151,031	100%	$126,534	100%	$24,497	19%

Revenue by Geography:
Americas	$83,440	55%	$80,975	64%	$2,465	3%
EMEA	37,161	25	29,269	23	7,892	27
APAC	30,430	20	16,290	13	14,140	87
Total revenue	$151,031	100%	$126,534	100%	$24,497	19%
Total revenue for the nine months ended September 30, 2014 increased by 19% or $24.5 million to $151.0 million as compared to the same period in 2013. This growth was driven by a 2% increase in license software revenue, a 37% increase in subscription and maintenance support revenue and a 48% increase in professional services and other revenue. Deferred revenue increased by $5.2 million for the nine months ended September 30, 2014, compared to a decrease of $3.5 million for the same period in 2013.
Americas revenue for the nine months ended September 30, 2014 increased by 3%, or $2.5 million, to $83.4 million as compared to the same period in 2013. The increase in Americas revenue for the nine months ended September 30, 2014 was primarily due to growth in subscription and maintenance support revenues, partially offset by a decrease in license software revenue due to a decrease in consumer applications software license sales and a decrease in professional service and other revenue due to the deferral of a large professional services order that did not meet the criteria for revenue recognition.
EMEA revenue for the nine months ended September 30, 2014 increased 27%, or $7.9 million, to $37.2 million as compared to the same period in 2013. The increase in EMEA revenue for the nine months ended September 30, 2014 was primarily due to an increase in subscription and maintenance support revenues and professional services and other revenues. The increase was partially offset by a decrease in license software revenue due to the deferral of a large order that did not meet the criteria for revenue recognition, with revenue recognition anticipated in 2016.
APAC revenue for the nine months ended September 30, 2014 increased by 87%, or $14.1 million, to $30.4 million compared to the same period in 2013. The increase in APAC revenue for the nine months ended September 30, 2014 was primarily due to the recognition of $14.2 million of revenue related to a multi-year project for an APAC service provider customer, including revenue from license software, subscription and maintenance support and professional services and other.
License Software
License software revenue for the nine months ended September 30, 2014 increased by 2%, or $1.4 million, to $68.5 million, compared to the same period in 2013. The increase in license software revenue for the nine months ended September 30, 2014 reflects an increase in license software revenue in APAC partially offset by a decrease in software license revenue in the Americas and EMEA. Deferred license software revenue increased by $4.0 million for the nine months ended September 30, 2014, compared to a decrease of $3.9 million for the same period in 2013.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the nine months ended September 30, 2014 increased by 37%, or $18.1 million, to $67.3 million, compared to the same period in 2013. The increase in subscription and maintenance support revenue for the nine months ended September 30, 2014 was the result of growth in our subscription revenue associated with our BroadCloud offering, which included contributions from recent acquisitions and growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue decreased by $4.0 million for the nine months ended September 30, 2014, compared to a decrease of $2.1 million for the same period in 2013.
Professional Services and Other
Professional services and other revenue for the nine months ended September 30, 2014 increased by 48%, or $5.0 million, to $15.3 million, compared to the same period in 2013. The increase in professional services and other revenue for the nine months ended September 30, 2014 was due to the timing of revenue recognition, including revenue related to a multi-year project for an APAC service provider customer that had been deferred in prior periods. Deferred professional services and other revenue increased by $5.2 million for the nine months ended September 30, 2014, compared to an increase of $2.5 million for the same period in 2013.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$7,139	10%	$6,836	10%	$303	4%
Subscription and maintenance support	24,336	36	15,015	31	9,321	62
Professional services and other	11,454	75	8,221	80	3,233	39
Total cost of revenue	$42,929	28%	$30,072	24%	$12,857	43%
Gross Profit:
License software	$61,331	90%	$60,223	90%	$1,108	2%
Subscription and maintenance support	42,964	64	34,170	69	8,794	26
Professional services and other	3,807	25	2,069	20	1,738	84
Total gross profit	$108,102	72%	$96,462	76%	$11,640	12%
For the nine months ended September 30, 2014, our gross margin decreased to 72% of revenue as compared to 76% for the same period in 2013, and our gross profit increased by 12%, or $11.6 million, to $108.1 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the nine months ended September 30, 2014, license software gross margin remained approximately unchanged at 90% as compared to the same period in 2013 and license software gross profit increased by 2% to $61.3 million. License software cost of revenue increased by 4%, or $0.3 million, to $7.1 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase was primarily due to a $0.8 million increase in software expenses, partially offset by a $0.6 million decrease in royalty expenses. The increase in license software gross profit was driven by higher revenue growth relative to growth in license software cost of revenue.
For the nine months ended September 30, 2014, subscription and maintenance support gross margin decreased to 64% as compared to 69% for the same period in 2013 and subscription and maintenance support gross profit increased by 26% to $43.0 million. Subscription and maintenance support cost of revenue increased by 62%, or $9.3 million, to $24.3 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase in subscription and maintenance services cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offering in EMEA. The increase was primarily due to a $3.5 million increase in personnel-related costs, a $3.6 million increase in operational costs associated with hosting the BroadCloud services and a $1.5 million increase in amortization of acquired intangibles. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the nine months ended September 30, 2014, professional services and other gross margin increased to 25% as compared to 20% for the same period in 2013 and professional services and other gross profit increased by 84% to $3.8 million. Professional services and other cost of revenue increased by 39%, or $3.2 million to $11.5 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase in professional services and other cost of revenue was primarily due to a $1.7 million increase in hardware cost delivered under an order related to a multi-year project for an APAC service provider customer, a $0.8 million increase in outside consulting expenses and a $0.5 million increase in personnel-related costs. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$51,200	34%	$44,382	35%	$6,818	15%
Research and development	37,206	25	37,161	29	45	—
General and administrative	25,233	17	24,053	19	1,180	5
Total operating expenses	$113,639	75%	$105,596	83%	$8,043	8%
Sales and Marketing. Sales and marketing expense increased by 15%, or $6.8 million to $51.2 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase was primarily due to a $3.7 million increase in personnel-related costs, a $1.2 million increase in travel expenses and a $0.7 million increase in consulting expenses.
Research and Development. Research and development expense remained approximately unchanged at $37.2 million for the nine months ended September 30, 2014, compared to the same period in 2013.
General and Administrative. General and administrative expense increased by 5%, or $1.2 million, to $25.2 million for the nine months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to a $1.2 million increase in third party accounting and legal expenses.
Loss from Operations
We had a loss from operations of $5.5 million for the nine months ended September 30, 2014, as compared to $9.1 million for the same period in 2013.
Other Expense

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$5,380	4%	$5,189	4%	$191	4%
Other, net	738	*	(77)	*	815	(1,058)%
Total other expense, net	$6,118	4%	$5,112	4%	$1,006	20%

*	Less than 1%
Other expense, net for the nine months ended September 30, 2014 increased by approximately $0.6 million compared to the same period in 2013, primarily due to foreign currency transaction losses.
Benefit From Income Taxes
Benefit from income tax was $3.6 million for the nine months ended September 30, 2014, compared to $4.9 million for the same period in 2013. Changes in our taxes are due primarily to the release of a valuation allowance, change in the mix of earnings by jurisdiction and the true-up of certain tax returns and of certain research and development credits.

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

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$83,459	$69,866
Accounts receivable, net	60,150	66,595
Working capital	184,931	161,066

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$31,600	$22,319
Investing activities	(18,830)	(38,148)
Financing activities	1,476	4,440
Our cash and cash equivalents at September 30, 2014 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which was immaterial at September 30, 2014, is not included in cash and cash equivalents.
Operating Activities
For the nine months ended September 30, 2014, net cash provided by operating activities was $31.6 million, compared to $22.3 million for the same period in 2013. The increase was primarily due to the aggregate change in non-cash items of $49.8 million and a decrease in net loss of $1.3 million, partially offset by a $41.9 million decrease from the net change in other current and long-term assets and liabilities. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses. The change in the tax related balances are primarily due to the application of interim period tax accounting guidance given the Company’s loss for the nine months ended September 30, 2014 and full-year forecast.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the nine months ended September 30, 2014, net cash used in investing activities was $18.8 million, compared to $38.1 million for the same period in 2013. This decrease was attributable to a $24.5 million decrease in payments for acquisitions, partially offset by a $0.5 million increase in net purchases of marketable securities and a $5.2 million increase in capital expenditures for property and equipment, compared to the same period in 2013.
Financing Activities
For the nine months ended September 30, 2014, net cash provided by financing activities was $1.5 million, compared to $4.4 million for the same period in 2013. Net cash provided by financing activities primarily consisted of the tax windfall benefits from stock options exercised of $7.8 million, partially offset by taxes paid on the vesting of restricted stock units of $6.7 million.

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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of September 30, 2014 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2014	2015 - 2016	2017 - 2018	After 2018
Convertible Senior Notes, including interest *	$127,200	$900	$3,600	$122,700	$—
Operating lease obligations	16,866	831	6,172	5,262	4,601
Total	$144,066	$1,731	$9,772	$127,962	$4,601

*
Contractual interest obligations related to the Notes totaled $7.2 million at September 30, 2014, including $0.9 million, $3.6 million and $2.7 million due in the years 2014, 2015-2016 and 2017-2018, respectively.

As of September 30, 2014, we had unrecognized tax benefits of $5.7 million. We do not expect to recognize any of these benefits in 2014. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

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
The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP operating income and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “cost of revenue,” “gross profit,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP operating income” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP operating income” and such other non-GAAP measures by excluding these expenses and gains.
Non-GAAP cost of revenue, license software cost of revenue, subscription and maintenance cost of revenue and professional services and other cost of revenue. We define non-GAAP cost of revenue as a cost of revenue less stock-based compensation expense and amortization expense for acquired intangible assets. We consider non-GAAP cost of revenue to be a useful metric for management and our investors because it excludes the effect of certain non-cash expenses so management and investors can compare our cost of revenue over multiple periods.
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
Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our Notes, foreign currency transaction gains and losses and non-cash tax expense included in the GAAP tax provision. We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$2,488	$2,257	$7,139	$6,836
(percent of related revenue)	10%	10%	10%	10%
Less:
Stock-based compensation expense	114	279	528	833
Amortization of acquired intangible assets	223	207	675	628
Non-GAAP license cost of revenue	$2,151	$1,771	$5,936	$5,375
(percent of related revenue)	8%	8%	9%	8%

GAAP subscription and maintenance support cost of revenue	$8,284	$5,622	$24,336	$15,015
(percent of related revenue)	34%	32%	36%	31%
Less:
Stock-based compensation expense	469	717	1,679	1,914
Amortization of acquired intangible assets	1,132	842	3,479	2,017
Non-GAAP subscription and maintenance support cost of revenue	$6,683	$4,063	$19,178	$11,084
(percent of related revenue)	28%	23%	28%	23%

GAAP professional services and other cost of revenue	$4,239	$2,656	$11,454	$8,221
(percent of related revenue)	90%	72%	75%	80%
Less:
Stock-based compensation expense	136	294	554	809
Non-GAAP professional services and other cost of revenue	$4,103	$2,362	$10,900	$7,412
(percent of related revenue)	87%	64%	71%	72%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$39,618	$32,365	$108,102	$96,462
(percent of total revenue)	73%	75%	72%	76%
Plus:
Stock-based compensation expense	719	1,290	2,761	3,556
Amortization of acquired intangible assets	1,355	1,049	4,155	2,645
Non-GAAP gross profit	$41,692	$34,704	$115,018	$102,663
(percent of total revenue)	76%	81%	76%	81%

GAAP license gross profit	$23,191	$19,261	$61,331	$60,223
(percent of related revenue)	90%	90%	90%	90%
Plus:
Stock-based compensation expense	114	279	528	833
Amortization of acquired intangible assets	223	207	675	628
Non-GAAP license gross profit	$23,528	$19,747	$62,534	$61,684
(percent of related revenue)	92%	92%	91%	92%

GAAP subscription and maintenance support gross profit	$15,932	$12,072	$42,964	$34,170
(percent of related revenue)	66%	68%	64%	69%
Plus:
Stock-based compensation expense	469	717	1,679	1,914
Amortization of acquired intangible assets	1,132	842	3,480	2,017
Non-GAAP subscription and maintenance support gross profit	$17,533	$13,631	$48,123	$38,101
(percent of related revenue)	72%	77%	72%	77%

GAAP professional services and other gross profit	$495	$1,032	$3,807	$2,069
(percent of related revenue)	10%	28%	25%	20%
Plus:
Stock-based compensation expense	136	294	554	809
Non-GAAP professional services and other gross profit	$631	$1,326	$4,361	$2,878
(percent of related revenue)	13%	36%	29%	28%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$3,215	$(3,122)	$(5,537)	$(9,134)
(percent of total revenue)	6%	(7)%	(4)%	(7)%
Plus:
Stock-based compensation expense	6,105	10,965	23,869	30,722
Amortization of acquired intangible assets	1,355	1,049	4,155	2,645
Non-GAAP income from operations	$10,675	$8,892	$22,487	$24,233
(percent of total revenue)	20%	21%	15%	19%

GAAP operating expense	$36,403	$35,487	$113,639	$105,596
(percent of total revenue)	67%	83%	75%	83%
Less:
Stock-based compensation expense	5,386	9,675	21,108	27,166
Non-GAAP operating expense	$31,017	$25,812	$92,531	$78,430
(percent of total revenue)	57%	60%	61%	62%

GAAP sales and marketing expense	$16,198	$15,117	$51,200	$44,382
(percent of total revenue)	30%	35%	34%	35%
Less:
Stock-based compensation expense	2,164	3,847	8,143	10,404
Non-GAAP sales and marketing expense	$14,034	$11,270	$43,057	$33,978
(percent of total revenue)	26%	26%	29%	27%

GAAP research and development expense	$11,654	$11,858	$37,206	$37,161
(percent of total revenue)	21%	28%	25%	29%
Less:
Stock-based compensation expense	2,008	3,371	7,518	9,858
Non-GAAP research and development expense	$9,646	$8,487	$29,688	$27,303
(percent of total revenue)	18%	20%	20%	22%

GAAP general and administrative expense	$8,551	$8,512	$25,233	$24,053
(percent of total revenue)	16%	20%	17%	19%
Less:
Stock-based compensation expense	1,214	2,457	5,447	6,904
Non-GAAP general and administrative expense	$7,337	$6,055	$19,786	$17,149
(percent of total revenue)	13%	14%	13%	14%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(2,292)	$(4,054)	$(8,079)	$(9,386)
(percent of total revenue)	(4)%	(9)%	(5)%	(7)%
Adjusted for:
Stock-based compensation expense	6,105	10,965	23,869	30,722
Amortization of acquired intangible assets	1,355	1,049	4,155	2,645
Non-cash interest expense on our notes	1,485	1,382	4,385	4,088
Foreign currency transaction losses (gains)	907	(133)	738	(77)
Non-cash tax provision (benefit)	2,581	(918)	(4,006)	(5,323)
Non-GAAP net income	$10,141	$8,291	$21,062	$22,669
(percent of total revenue)	19%	19%	14%	18%

GAAP net loss per basic common share	$(0.08)	$(0.14)	$(0.28)	$(0.33)
Adjusted for:
Stock-based compensation expense	0.21	0.39	0.83	1.09
Amortization of acquired intangible assets	0.05	0.04	0.15	0.09
Non-cash interest expense on our notes	0.05	0.05	0.15	0.14
Foreign currency transaction losses (gains)	0.03	—	0.03	—
Non-cash tax provision (benefit)	0.09	(0.03)	(0.14)	(0.19)
Non-GAAP net income per basic common share	$0.35	$0.29	$0.74	$0.81

GAAP net loss per diluted common share	$(0.08)	$(0.14)	$(0.28)	$(0.33)
Adjusted for:
Stock-based compensation expense	0.20	0.37	0.80	1.06
Amortization of acquired intangible assets	0.05	0.04	0.14	0.09
Non-cash interest expense on our notes	0.05	0.05	0.15	0.15
Foreign currency transaction losses (gains)	0.03	—	0.02	—
Non-cash tax provision (benefit)	0.09	(0.03)	(0.13)	(0.18)
Non-GAAP net income per diluted common share	$0.34	$0.28	$0.71	$0.78

Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At September 30, 2014, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at September 30, 2014, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $1.6 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

10.1	BroadSoft, Inc. Non-Employee Director Compensation Policy

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
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
James A. Tholen Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 5, 2014