Form 10-K
period 2014-12-31
BROADSOFT, INC.
filed 2015-02-25
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
 ______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 was approximately $743 million.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 20, 2015 was 28,976,804.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our dependence on the success of BroadWorks;

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand or enhance our product offerings including in response to industry demands or market trends;

•	our international operations;

•	our significant reliance on distribution partners in international markets;

•	our ability to sell our products in certain markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.
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
Overview
We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, cloud-based Unified Communications, or UC, over their internet protocol, or IP, based networks.
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own IP-based networks, as well as over the Internet (also known as "over the top" or OTT). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.
We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Over 700 service providers in more than 80 countries are delivering services utilizing our software. We believe service providers have deployed over 10 million UC subscriber lines worldwide using our software.
UC-One
UC-One, our UC solution, is a communications and collaboration offering that enables mobile, fixed-line, cable and converged (mobile and fixed-line) service providers to offer businesses and other enterprises UC features and functionalities on a hosted basis without the need for traditional premise-based PBX equipment. Our technology is designed to meet service providers’ stringent requirements for service availability, network integration and scale and to address the needs of various business segments, such as micro, small, medium and large enterprises, and vertical market segments such as hospitality, government, education and healthcare.
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

We offer service providers the following two deployment options, software and software-as-a-service, or SaaS, to enable them to offer UC services to their enterprise customers:

Software. BroadWorks is our application server software offering, with the software deployed on industry-standard servers generally located in the service provider’s data centers. With BroadWorks implemented as an application server in its infrastructure, the service provider is responsible for the development and implementation of the overall solution and integration with the service provider’s network, operations, support and billing systems. This deployment model gives the service provider the maximum flexibility to define its UC-One offering. In this model, revenue is derived from perpetual software license and annual maintenance and support fees, as well as associated professional services. Since our inception, the majority of our revenue has been derived from licensing such software.
SaaS. The second deployment option is our BroadCloud SaaS offering. BroadCloud provides a managed services offering for service providers. In this model, we have implemented UC-One and other BroadWorks capabilities within our own data centers and provide operations capabilities covering sales and order management, service delivery, device provisioning, customer service and billing. We believe that through BroadCloud, service providers can accelerate their deployments of UC-One services and reduce their capital expenditures and the internal costs of implementing UC services. Generally, service providers utilizing our BroadCloud offering pay us on a monthly recurring basis based on the total number of subscriber lines deployed by the service provider.
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
Industry
Traditionally, many enterprises have used premise-based PBX’s to connect their offices and people to the public telephone network. These PBX offerings were primarily voice communications based. We believe several trends are driving enterprises of all sizes to embrace the change from premise-based to cloud-based delivery of PBX functionality:

•	The increasing demand by enterprises to move business applications to the cloud for operational savings, flexibility and expanded services;

•	The demand by enterprises to offer broader communications services such as HD voice and video calling and conferencing and collaboration tools across their organizations;

•	The increasingly distributed nature of enterprises’ operations and workforces and the desire to provide fully integrated UC to them;

•	The proliferation of mobile devices used by employees and other workers; and

•	The rapid expansion of high quality IP bandwidth, particularly the expansion of wireless bandwidth such as Wi-Fi and voice over LTE, or VoLTE.
We believe that service providers are well-positioned to address these market demands. A number of our service provider customers have made significant investments in their IP-based networks and are already offering standard communications services such as broadband access and fixed-line and mobile calling plans. Many have a long track record of reliably delivering these business critical services. We believe that as UC solutions are increasingly being offered over fixed-line and mobile networks, service providers can achieve significant competitive advantages in delivering such services over their networks. Further, we believe service providers have a significant incentive to offer UC services to their enterprise customers as competitive and regulatory pressures have commoditized their historical revenue streams.
In addition, we believe that larger service providers are becoming more focused on implementing transformations of their networks from traditional circuit switched networks to their IP-based broadband networks. As these service providers embark on such projects, they are incorporating application servers like BroadWorks to enable them to offer enhanced business services that were previously offered over their circuit switched networks. We believe this emerging trend is evident in both fixed-line transformations and increasingly in service providers’ investment in their mobile VoLTE networks. We believe this trend is a positive development for us, as service providers both replace services to their business users on their traditional networks and provide new business services.
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

Enterprises
Enterprises require communications features and functionality that are varied and, in many cases, complex. Four-digit dialing, multi-party conferencing and video conferencing are common enterprise needs. Historically, enterprises have purchased voice and data access from service providers and deployed customer premise-based equipment, or CPE, such as PBXs to help deliver this functionality. In the past, enterprises often choose PBXs because they frequently required greater features and functionality than could previously be obtained efficiently from service providers’ legacy voice networks.
Using our core communications platform, we believe service providers can enhance the quality and functionality of their communications and increase the volume of communication services delivered to customers as hosted offerings. Concurrently, we believe a number of trends are driving increased demand for hosted communication services, including:

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

•
Mobile smartphones and tablets are further driving accelerated change. As mobile and other communications services are increasingly integrated, the difficulty of using a CPE-based approach is compounded by the complexity of these additions. Enterprise and consumer users are demanding their communications services be integrated across their fixed-line, personal computer and mobile devices. Hosted services deliver communications services from a network, are centrally managed by or on behalf of the service provider and deliver uniform service across an enterprise. We believe it is far easier to offer integrated services for mobile devices in a hosted environment than in a CPE-based environment. Hosted services also enable enterprises to integrate employee-owned mobile devices within the enterprise (often referred to as “bring your own device”).

•
Shift towards Unified Communications. UC significantly increases the number of devices to be supported, the number of network interconnect points and the associated amount of required network integration. We also believe UC increases the pace at which enterprises will seek to introduce new services. CPE-based UC solutions can be complex and expensive and consume significant time and resources as compared to hosted solutions.

•
Increased acceptance of cloud-based services. Enterprises are increasingly obtaining mission-critical IT services, such as computing and storage, from the cloud. We believe the positive experiences and savings enterprises can achieve with cloud-based IT systems will drive enterprises to continue to move other important functions, such as communications services, into the cloud.

•
New IP-based 4G Wireless Networks. We believe all the trends described above will accelerate even further as service providers deploy and adapt 4G wireless networks, such as LTE networks. This transition will, we believe, become even more pronounced as service providers move to offering fully IP-based voice and telephony services, commonly referred to as VoLTE.

Consumers
Service providers are experiencing challenges in both their fixed-line and mobile consumer businesses. For their fixed-line voice offerings, service providers have experienced a high degree of subscriber attrition, partially due to their limited ability to differentiate service offerings, and consumers’ increased reliance on mobile telephony. Service providers have bundled services into integrated packages for their fixed-line customers, to retain subscribers and introduce new revenue streams. To date, bundled services have included voice, TV and internet services, with mobile increasingly included, and are commonly referred to as either “triple play” or “quad play.” For their mobile customers, service providers are finding they have to deliver more feature rich services, as well as address competitive threats from the “over the top” competitors. The service providers are looking to the next generation of mobile networks, commonly referred to as 4G or LTE, to better enable them to offer enhanced consumer services. Service providers are increasingly demanding VoLTE compliance in their IP telephony implementations so they can seamlessly offer multimedia telephony to their consumer subscribers.

The BroadSoft Solution
To meet market opportunities and competitive challenges, many service providers are offering BroadSoft's UC-One capabilities to their enterprise customers, with service providers doing so using one or both of our two deployment options, our BroadWorks software and our BroadCloud SaaS offering.
BroadSoft’s offerings provide service providers several key advantages, including:

•
Rapid delivery of feature-rich enterprise and consumer multimedia services. We believe BroadWorks and BroadCloud provide the most extensive set of UC features and applications available for both enterprise and consumer applications. We also believe BroadWorks is the most feature rich application server for fixed-line, mobile and cable broadband access networks. BroadCloud allows service providers to quickly market to their customers cloud-based PBX functionality as well as additional, complementary UC offerings and allows end-users to access UC services from a multitude of devices.

•	Demonstrated carrier adoption globally across many service provider networks. Over 700 service providers in more than 80 countries have purchased and/or are delivering services utilizing our software.

•
Broad interoperability across network equipment vendors, network architectures and devices. BroadWorks interoperates with all significant network architectures, access types, infrastructures and protocols and integrates and interoperates with the major network equipment vendors’ core network solutions.

•
Extensive technology and device partner ecosystem. BroadWorks interoperates with more than 900 devices, including more than 800 CPE devices, such as IP phones, computer-based soft-phones, conferencing devices, IP gateways, mobile phones and consumer electronics.

•	Scalable architecture and carrier-grade reliability. Our applications are designed to scale to support hundreds of millions of subscribers with a carrier-grade level of reliability.

•
Leadership in emerging standards and requirements. We are actively involved in the development of the IP Multimedia Subsystem, or IMS, SIP and VoLTE standards, as well as several other standards that we expect to shape our market in the future. Our BroadWorks application server supports what we believe is the world’s largest IMS deployment, based on the number of subscribers.

Our Strategy
Our goal is to strengthen our position as the leading provider of software and services that enable service providers to deliver cloud-based UC to their enterprise customers. To achieve this goal, our strategy is to deliver an increasingly feature rich set of services to address the needs of a broader spectrum of business customer types. Key elements of our strategy include:

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

Our Platform
Service providers can offer their subscribers a comprehensive portfolio of enterprise and consumer communications services using BroadWorks and BroadCloud. We typically license and price BroadWorks on a per-subscriber, per-feature basis and we typically sell our BroadCloud services on a per-month per-user basis. We can deploy BroadWorks or BroadCloud in a variety of network configurations, matching the needs of fixed-line, mobile and cable service providers.
BroadSoft Enterprise Applications
Hosted Unified Communications
Hosted UC products, available as either software deployed within a service provider's network or on a SaaS basis hosted and managed by us, enable service providers to offer enterprises advanced IP PBX and UC features through a hosted service rather than through premise-based equipment, such as PBXs. As enterprise needs become more complex and as enterprise budgets are more closely controlled, we believe enterprise demand for cost-effective and feature-rich applications such as multimedia, mobility and UC is growing. We also believe the delivery of advanced IP PBX and UC features in a hosted model is simpler to implement and more cost efficient for both the service provider and enterprise customer than premise-based alternatives.
The advanced IP PBX and UC features we offer to enterprises through hosted UC applications include:

•	PBX functionality such as call control, call waiting, call forwarding and conference calling, in each case across multiple locations;

•	HD voice and video conferencing;

•	UC features, such as IM&P and email integration and collaboration;

•	integration of offerings across fixed-line and mobile devices and networks;

•	integrated voice, video and fax messaging;

•	enhanced features such as auto attendants, call centers and conferencing;

•	open APIs for third-party application development that complements the core call control functionality;

•	clients, which are devices and software that request information, for feature control and administration;

•	regulatory functions such as emergency calling (E911) and lawful intercept (CALEA); and

•	geographic redundancy and disaster recovery.
SIP Trunking
BroadWorks’ SIP Trunking enables service providers to provide IP interconnectivity and additional services to enterprises that already have CPE-based IP PBXs, PBXs and/or video endpoints. With SIP Trunking, service providers are able to bundle voice, which interconnects to either circuit or IP-based networks, and data over a single converged IP data connection, creating a more economical offering than can be achieved with separate voice and data connections. We believe BroadWorks-powered service providers can differentiate their SIP Trunking service offerings and increase revenue by offering enhanced services such as UC, video, mobility, global four-digit dialing and business continuity, in connection with their core SIP Trunking service offerings.
Since BroadWorks’ hosted UC and SIP Trunking applications share the same software and platform, service providers can easily and cost-effectively expand their addressable markets by offering hosted UC services in conjunction with SIP Trunking. This hybrid offering is attractive to multi-site enterprises that have some environments using premise-based PBXs and others that are hosted. Despite their complex legacy systems, service providers can use BroadWorks to deliver a consistent set of mobility, multimedia and application integration capabilities to all end-users across these enterprises.
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
BroadSoft Xcelerate and Xtended Programs
Our BroadSoft Xcelerate program focuses on and fosters successful go-to-market initiatives with our service provider customers, from target offers, to sales and marketing efforts. Our go-to-market consultants help service providers prepare to launch, market and sell their service offerings to their end-users. We generally seek to help our service providers by providing a best-practices framework and resources such as templates, marketing workshops and planning guides, to accelerate the launch and development of our applications to their subscribers.
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
Technology
We have invested significant time and financial resources into the development of our suite of product offerings. Our BroadWorks code base comprises over twelve million lines of software code refined over 15 years and 21 major releases. While the predominant industry approach has been to use proprietary standards, which greatly limits interoperability, our technology strategy is to adopt and extend leading open standards with the objectives of providing the widest level of interoperability in the industry. Our products implement a diverse set of industry protocols such as SIP, DIAMETER, SNMP, SOAP and RESTful-based interfaces, allowing for the successful penetration of the service provider market across different types of architectures, access types and infrastructures.
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

•
Call control. We have developed a patented architecture for service definition, service execution, interface abstraction, event routing and service precedence. This provides an extensible pattern for creating and adding new services and/or interfaces without an impact on existing functionality. Interfaces are abstracted so that services can be written to work with any protocol. This approach yields a product we believe is easier to test and consequently has fewer defects. BroadSoft has evolved the service operating system to natively support the IMS call model;

•
Geographic redundancy. We have designed a geographically redundant solution tailored for call control that requires no special software and uses standard IP networking configurations with standard IP addressing. This solution supports seamless failover for server outages and IP networking issues. It also allows for placement of servers in any geography without distance limitations. The solution is supported by leading IMS core network vendors and session border controller vendors. Our BroadWorks solution has proven greater than 99.999% reliability with over ten years of historical data;

•
Common OAMP platform. BroadWorks has a common management container for all BroadSoft servers, providing consistent functions for operations, administration, management and provisioning, or OAMP. It supports identical carrier grade management interfaces on all servers and includes functions for command line interfaces, alarms, statistics, configuration, charging, security and provisioning. It is fully tested and validated with leading carrier network management systems and customer care systems and proven carrier grade in Tier 1 telecommunications service providers. It works on standard servers, as well as virtualized servers;

•
Media resource framework. We have developed a completely software-based media resource framework for dual-tone multi-frequency detection, media playback, recording, conferencing and repeating. The framework supports all de facto standard audio and video codecs. It supports the Internet Engineering Task Force, or IETF, and the 3rd Generation Partnership Project, or 3GPP, standard protocols, including the standard format for specifying interactive voice dialogues between a human and a computer, or VoiceXML, and call control extensible markup language, or CCXML, which provides telephony support to VoiceXML. The framework can be integrated with all leading voice recognition and text-to-speech engines. We believe using a completely software-based platform not only provides us with a technical advantage over our competition, but also a strong commercial advantage since we can bundle this technology with BroadWorks;

•
Client technology. We support a full suite of smartphone, tablet and personal computer voice over IP, or VoIP, clients. These clients provide audio and video calling, IM, presence, conferences, collaboration and service management. They are designed to be integrated with our network software and cloud services, providing a superior user experience;

•
IMS and VoLTE. Our products support IMS interfaces, adhering to a 3GPP specifications. We provide a fully functional Telephony Application Server (TAS) and Media Resource Function (MRF), supporting VoLTE and fixed-line applications. We have IMS deployments, providing both business and consumer applications; and

•
Network Function Virtualization (NFV). Our products are all software, supporting standard IT virtualization technology. This allows our customers to consolidate their networks onto industry standard high volume servers, located in their data centers.

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

•
Professional services. Our professional services group provides installation services, such as planning, consulting and staging of software on the customer’s hardware, as well as network integration services, project management and remote upgrades. We also offer our customers the option of longer-term engagements in the form of “resident engineering” services. In addition, we offer a full suite of consulting services including network planning, network architecture definition, back office consulting and solution verification;

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
Sales and Marketing
We market and sell our products and services either directly, through our internal sales force, or indirectly, through our distribution partners, such as VARs and system integrators. For the years ended December 31, 2014, 2013 and 2012, approximately 87%, 82% and 82%, respectively, of our revenue was generated through direct sales.
Direct sales. Our direct sales team sells our products and services to service providers worldwide and supports the sales efforts of our various distribution partners. We have employees in 23 countries supporting our customers and distribution partners in more than 60 countries.
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
Customers
Our products and services have been sold to more than 700 service providers in over 80 countries. These companies have either purchased products or services directly from us or have purchased our software through one of our distribution partners. Our customers are located around the world and include many of the top telecommunications service providers globally. Our customers include fixed-line, mobile, cable and Internet service providers. As a result of the diversity of service providers comprising our customer base, our products are used in a broad array of services, applications, network types and business models worldwide.
Revenue from customers located outside the United States represented 51%, 43% and 43% of our total revenue in 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, Telstra Corporation Limited, or Telstra, accounted for 13% of our total revenue. For the years ended December 31, 2013 and 2012, no customer accounted for 10% or more of our revenues.
Research and Development
Continued investment in research and development is critical to our business. We have assembled a team of engineers primarily engaged in research and development, with expertise in various fields of communications and software development. Our research and development department is responsible for designing, developing and enhancing our software products and performing product testing and quality assurance activities, as well as ensuring the interoperability of our products with third-party hardware and software products. We also validate and produce solution guides for joint reference solutions with our partners that specify infrastructure components and management functions. We employ advanced software development tools, including automated testing, performance and capacity testing, source code control, requirements traceability and defect tracking systems. Research and development expense totaled $49.5 million, $49.7 million and $36.2 million for 2014, 2013 and 2012, respectively.

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
Currently, our primary direct competitors consist of established network equipment companies, including Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson AB, GENBAND Inc., Huawei Technologies Co. Ltd., Mavenir Systems Inc., Metaswitch Networks, Microsoft Corporation, and Nokia Siemens Networks B.V. Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with IP application software that they have developed. In addition, we face indirect competition from OTT UC providers such as RingCentral, Inc. and 8x8, Inc., who compete with our service provider customers in offering UC capabilities to enterprises.
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
Employees
As of December 31, 2014, we had 867 employees, 351 of whom were primarily engaged in research and development, 193 of whom were primarily engaged in sales and marketing, 225 of whom were primarily engaged in providing customer support, cloud operations and professional support services and 98 of whom were primarily engaged in administration and finance. As of December 31, 2014, we had 452 employees located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Our revenue growth depends substantially upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a significant portion of our revenue from licensing BroadWorks and related products and services. During the years ended December 31, 2014, 2013 and 2012, BroadWorks licenses and related services represented 82%, 86% and 84% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
We generally sell licenses of BroadWorks on a perpetual basis and deliver new versions and upgrades to customers who purchase maintenance contracts; consequently, our future license software revenue is dependent, in part, on the success of our efforts to sell additional BroadWorks licenses to our existing service provider customers, as well as licenses to new customers. The sale of new or additional licenses to service providers depends upon the number of their customers subscribing to IP-based communications services rather than traditional services and the purchasing by those subscribers of additional service offerings that use our applications. These service providers may choose not to expand their use of, or make additional purchases of, BroadWorks or might delay additional purchases we expect. These events could occur for a number of reasons, including because their customers are not subscribing to IP-based communications services in the quantities expected, because services based upon our applications are not sufficiently popular or because service providers migrate to a software solution other than BroadWorks. If service providers do not adopt BroadWorks, or do not purchase and successfully deploy BroadWorks or sell services using BroadWorks to their end-users, our revenue could grow at a slower rate or decrease.
We have been, and will continue to, devote considerable resources and allocate capital expenditures to growing our BroadCloud service offering revenue over the next several years. There can be no assurance that we will meet our revenue targets for this service and if we fail to achieve our revenue goals, our growth and operating results will be materially adversely affected. Additionally, new or existing customers may choose to purchase our BroadCloud services rather than BroadWorks. If our customers’ purchases trend away from BroadWorks perpetual licenses toward our BroadCloud hosted solutions, or to the extent customers defer or cancel BroadWorks orders due to evaluating BroadCloud, our BroadWorks revenues, and our revenues and/or timing of revenues generally, may be adversely affected, which could adversely affect our results of operations and financial condition.
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
Our products are predominantly used by service providers to deliver voice and multimedia services over IP-based networks. As a result, our success depends significantly on these service providers’ continued deployment of, and investment in, their IP-based networks, and increased demand by their end-users for UC capabilities. Service providers’ deployment of IP-based networks and their migration of communications services to IP-based networks is still in its early stages, and these service providers’ continued deployment of, and investment in, IP-based networks depends on a number of factors outside of our control. Our expenditures to increase service providers' sell-through sales of our products to their end-users may not be successful and we may not realize a return on this investment. Among other elements, service providers’ legacy networks include PBXs, Class 5 switches and other equipment that may adequately perform certain basic functions and could have remaining useful lives of 20 or more years and, therefore, may continue to operate reliably for a lengthy period of time. Many other factors may cause service providers to delay their deployment of, or reduce their investments in, their IP-based networks, including capital constraints, available capacity on legacy networks, competitive and pricing conditions within the telecommunications industry and regulatory issues. If service providers do not continue deploying and investing in their IP-based networks at the rates we expect, for these or other reasons, our growth and operating results will be materially adversely affected.
The loss of, or a significant reduction in orders from, one or more major customers or through one or more major distribution partners would reduce our revenue and harm our results.
For the year ended December 31, 2014, Telstra accounted for 13% of our total revenue. For the years ended December 31, 2013 and December 31, 2012, there were no customers that generated greater than 10% of our total revenue. Our customer agreements do not require our customers to purchase any minimum amount of our products or services. Because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners including, for example, the loss of Telstra, or if we suffer a substantial reduction in orders from one or more of our significant customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
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
Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.
We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations and may require us to make costly changes to our operational processes.
The Financial Accounting Standards Board, or FASB, issued a new accounting standard for revenue recognition in May 2014 - Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” - that supersedes nearly all existing GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it is likely to change the way we account for certain of our sales transactions in 2017, the first year that such new rules will be effective. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.
The SEC may make a determination in the future regarding the incorporation of International Financial Reporting Standards, or IFRS, into the financial reporting system for U.S. companies. Changes in accounting principles from GAAP to IFRS, or to converged accounting principles, may have a material impact on our financial statements and may retroactively affect the accounting treatment of previously reported transactions.
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
Additionally, after we make an initial sale to a customer, its implementation of our products can be very time consuming, often requiring six to 24 months or more, particularly in the case of larger service providers. This lengthy implementation and deployment process can result in a significant delay before we receive additional orders from that customer.

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

Regardless of the merit of third-party direct claims that we infringe their rights or indemnification claims arising out of such third party claims, these claims could:

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
The “America Invents Act” provides U.S. patent priority based on “first to conceive and file.” That is, the first person or entity to file a patent application on a particular subject matter is deemed to have priority over any other applicant who files an application on the same subject matter in the future, regardless of who first conceived or reduced to practice the claimed invention. This change in patent priority law may make it more difficult for us to obtain U.S. patents in the future.
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
Use of the BroadWorks platform and our BroadCloud offerings can involve the storage and transmission of an end-user’s business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our service provider customers, as security breaches could result in the loss of and/or unauthorized access to this information. Data privacy is a significant issue in the United States, and in many other countries where we offer our hosted services. The regulatory framework for privacy issues worldwide is complex, dynamic and likely to remain uncertain for the foreseeable future.
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
Because the interpretation and application of privacy and data protection laws are still uncertain and industry standards are constantly in flux, it is possible that these laws and industry standards may impose requirements that are inconsistent with our, and our service providers’, existing data management practices or the features of our hosted services. If so, in addition to the possibility of fines, lawsuits and other claims and contractual requirements, we and our service providers could be required or compelled to fundamentally change our business activities and practices or modify our hosted services, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies and industry standards, could result in additional costs and other burdens imposed by, the privacy laws, regulations and policies that are applicable to the businesses of our customers may limit the use or adoptions of, and reduce the overall demand for, our hosted services. Privacy and security concerns, whether valid or not valid, may inhibit market adoption of our hosted services particularly in certain foreign countries that perceive the United States as having lesser privacy protections.
If our security measures are breached or unauthorized access to data on our cloud-based networks is otherwise obtained, we may incur significant liabilities under U.S. and foreign laws and our hosted services may be perceived as being vulnerable causing customers to reduce their use of, or stop using, our hosted services.
Our cloud-based services are offered to our customers from hosting facilities located both in the U.S. and in certain countries outside the U.S., and involve the storage and transmission of a large amount of data, and may include personally identifiable data, and security breaches could result in the loss of unauthorized disclosure of this information, degradation of our services or denial of ability of users to access our products and service. If our security measures are breached even as a result of third-party action, employee error, malfeasance or otherwise, such breaches could result in negative publicity that causes our reputation and brand to be damaged, our business may suffer, and we could incur significant legal fines and other financial exposure.
Perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by a court or third party. We devote significant resources to addressing security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, educating our employees on cyber-security and how to mitigate risk posed by potential attacks, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches.
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
The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products including via new deployment models such as cloud-based service offerings, evolving industry standards and recurring or unanticipated changes in customer requirements and deployment model preferences. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify, gain access to or develop new technologies or service models. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources toward product technologies or business models for which market demand is lower than anticipated and, as a result, are abandoned. For example, we have devoted considerable resources to UC-One, which offers service providers the capabilities of BroadWorks and BroadCloud enabled-Unified Communications. We cannot guarantee our investment in UC-One will be successful or generate additional revenue from existing or new customers.
Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2014, 2013 and 2012, our research and development expenses were $49.5 million, or 23% of our total revenue, $49.7 million, or 28% of our total revenue, and $36.2 million, or 22% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We have experienced significant growth in sales and operations in recent years. We expect to continue to expand our research and development, sales, marketing and support activities. Our historical growth has placed, and planned further growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	increase our sales and marketing efforts and add additional sales and marketing personnel in various regions worldwide;

•	recruit, hire and train additional qualified staff;

•	control expenses;

•	manage operations in multiple global locations and time zones;

•	broaden our customer support capabilities;

•	integrate acquisitions, retain customers and grow the operations of such acquired businesses;

•	implement appropriate operational, administrative and financial systems to support our growth; and

•	maintain effective financial disclosure controls and procedures.
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
As a company with significant global sales, we are subject to the risks arising from global economic and market conditions. The worldwide economy underwent significant turmoil in the past several years. While the United States economy has strengthened, economic indicators in Europe and Asia are mixed and negative economic and market conditions persist, and the rate and pace of recovery in individual economies is uncertain. The continuing uncertainty about future global economic conditions could negatively impact our current and prospective customers by affecting their buying decisions or ability to obtain financing for significant purchases and operations. Specific economic trends, such as declines in the demand for infrastructure spending by service providers, or softness in corporate telecommunications software spending, could have an even more direct, and harmful, impact on our business. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies by our customers and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition.
We have made a number of acquisitions, and we may undertake additional strategic transactions to further expand our business, which may pose risks to our business and dilute the ownership of our stockholders.
Acquisitions have been, and are expected to continue to be, an important part of our strategy to grow our business and augment our product offerings. Whether we realize the anticipated benefits from these and prior transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.
We have evaluated, and expect to continue to evaluate, other potential strategic transactions. We may in the future acquire businesses, products, technologies or services to expand our product offerings, capabilities and customer base, enter new markets or increase our market share. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results. Because of our size, any of these transactions could be material to our financial condition and results of operations. While we have some experience with such transactions, the anticipated benefits of acquisitions may never materialize. Some of the areas where we may face acquisition-related risks include:

•	diverting management time and potentially disrupting business;

•	difficulties entering into new markets or vertical segments in which we are not experienced or where competitors may have stronger positions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	reducing our cash available for operations and other uses;

•	retaining and integrating employees from any businesses we acquire;

•	integrating and supporting acquired businesses, products or technologies;

•	integrating various accounting, management, information, human resources and other systems to permit effective management;

•	additional regulatory compliance obligations resulting from an acquired business;

•	the issuance of dilutive equity securities or the incurrence or assumption of debt to finance the acquisition;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisitions;

•	opportunity costs associated with committing time and capital to such acquisitions; and

•	acquisition-related litigation, including intellectual property infringement claims.
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
The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we test our internal control over financial reporting and disclosure controls and procedures. Compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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

Our revenue is largely derived from our service provider customers’ end-users accessing telecommunications services through service provider networks. The emergence of over-the-top services that provide telecommunications services directly to customers over third-party network connections, such as those offered by 8x8, Inc. and RingCentral, Inc., may cause end-users of our service provider customers to reduce their demand for telecommunications through carrier-branded services or to demand carrier-branded services for free or at reduced pricing. Service providers may fail to offer branded services that can compete with these over-the-top services. If end-users do not find service provider-branded services compelling or cost-effective, or demand that our service provider customers provide such communications services for free, or if we are unable to expand or modify our service offerings to compete with, or sell to, potential customers in this market, demand for our services may be reduced, which would harm our business.
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
In general, the telecommunications industry is highly regulated. However, to date Congress and the Federal Communications Commission, or the FCC, have imposed less regulation on IP- based services and networks. We could be adversely affected by regulation of IP-based services or networks in any country where we do business, including the United States. Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to service providers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our customers and resellers to comply with these laws and regulations could reduce our revenue and profitability. As we expand our BroadCloud offerings and operations internationally, we expect to become subject to additional government regulations. Such regulations could include matters such as using or providing VoIP services or protocols, encryption technology and access charges for service providers. The adoption of such regulations could prohibit entry into a target market or force us to withdraw products in one or more jurisdictions. As a result, overall demand for our products could decrease and, at the same time, the cost of selling our products could increase, either of which, or the combination of both, could have a material adverse effect on our business, operating results and financial condition.

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
Our acquisition in 2012 of the assets of Adaption Technologies Ventures, Ltd., a provider of hosted business VoIP solutions, subjects us to additional regulation. Such providers are subject to certain FCC rules and regulations, including with respect to the provision of enhanced 911 services, or E911 services, disability access requirements, communications assistance for law enforcement requirements, customer proprietary network information requirements, and other requirements. If we become subject to the rules and regulations applicable to such providers in individual states, or such existing state rules and regulations are amended or modified to apply to such services, we may incur significant increased costs, and we may have to restructure our hosted VoIP services business, exit certain markets, or raise the price of these services, any of which could cause these services to be less attractive to our customers. We are unable to predict the impact, if any, that future legislation, judicial decisions or FCC or other regulations concerning hosted VoIP service providers generally may have on our business, financial condition, and results of operations, and if we fail to comply with applicable state or federal rules associated with such services, including the provision of E911 services, we may be exposed to significant liability.
Risks Related to Our International Operations
We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
We market, license and service our products globally and have a number of offices around the world. For the years ended December 31, 2014, 2013 and 2012, 51%, 43% and 43% of our revenue, respectively, was attributable to our international customers. As of December 31, 2014, approximately 48% of our employees were located abroad. We expect that our international activities will continue to be dynamic over the foreseeable future as we pursue additional opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
As a substantial portion of our revenues is, and we expect will continue to be, from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit us and other business entities with whom we do business from making improper payments or offers of payment to governments and their officials and political parties for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or resellers will not violate our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties that could have a material and adverse effect on our business, operating results and financial condition.
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
In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. From January 1, 2013 until December 31, 2014, our common stock has traded at prices ranging from $18.88 to $39.35. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
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
Our principal offices occupy approximately 35,000 square feet of leased office space in Gaithersburg, Maryland which we lease pursuant to a sublease with a sublessor. We also maintain sales, development or technical assistance offices in Phoenix, Arizona; San Jose, California; Richardson and Houston, Texas; Tulsa, Oklahoma; Cedar Rapids, Iowa; Boca Raton, Florida; Belfast, Northern Ireland; Crawley, United Kingdom; Chennai, India; Madrid, Spain; Montreal, Canada; Paris, France; Seoul, South Korea; Sydney, Australia; Warsaw, Poland; London, England; Tokyo, Japan; Sophia, Bulgaria; Cologne, Germany; Frankfurt, Germany; Amsterdam, Netherlands; Rome, Italy; and Helsinki, Finland.

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
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “BSFT."
The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$31.93	$28.23	$26.79	$30.81
Low	25.24	18.88	21.00	19.12

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$39.35	$30.84	$37.93	$37.87
Low	20.45	23.32	27.48	23.01
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
Stockholders
As of February 23, 2015, there were 23 registered stockholders of record of our common stock.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 16, 2010 (the date of our IPO) and December 31, 2014, with the comparative cumulative total return of such amount on (i) the NASDAQ Telecommunications Index and (ii) the NASDAQ Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The graph assumes our closing sales price on June 16, 2010 of $8.30 per share as the initial value of our common stock.
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
We derived the consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 from audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future periods.

Statements of Operations Data:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations:
Revenue:
License software	$103,311	$94,408	$89,750	$77,289	$53,302
Subscription and maintenance support	92,492	69,357	58,249	42,462	33,743
Professional services and other	21,054	14,728	16,843	18,313	8,578
Total revenue	216,857	178,493	164,842	138,064	95,623
Cost of revenue:
License software	9,667	9,241	8,643	6,077	5,341
Subscription and maintenance support	33,232	21,368	14,831	10,419	7,691
Professional services and other	14,814	10,771	9,012	8,478	7,010
Total cost of revenue	57,713	41,380	32,486	24,974	20,042
Gross profit	159,144	137,113	132,356	113,090	75,581
Operating expenses:
Sales and marketing	69,681	62,174	47,911	38,376	31,818
Research and development	49,515	49,696	36,178	27,744	19,616
General and administrative	32,729	32,728	22,853	19,534	14,103
Total operating expenses	151,925	144,598	106,942	85,654	65,537
Income (loss) from operations	7,219	(7,485)	25,414	27,436	10,044
Other expense, net	8,477	6,798	6,480	3,314	879
Income (loss) before income taxes	(1,258)	(14,283)	18,934	24,122	9,165
Provision for (benefit from) income taxes	(2,270)	(5,409)	6,858	(8,175)	1,169
Net income (loss)	1,012	(8,874)	12,076	32,297	7,996
Net income attributable to noncontrolling interest	—	—	—	—	4
Net income (loss) attributable to BroadSoft, Inc.	$1,012	$(8,874)	$12,076	$32,297	$7,992
Net income (loss) per common share:
Basic	0.04	(0.32)	0.44	1.21	0.49
Diluted	0.03	(0.32)	0.43	1.15	0.32
Weighted average common shares outstanding:
Basic	28,654	28,116	27,581	26,603	16,263
Diluted	29,917	28,116	28,353	27,987	24,721
Stock based compensation expense included above:
Cost of revenue	$3,881	$4,861	$1,831	$916	$210
Sales and marketing	10,066	14,336	5,609	1,984	882
Research and development	9,554	13,225	4,498	1,901	638
General and administrative	6,127	9,262	3,084	2,400	1,278

Balance Sheet Data:

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$101,543	$69,866	$90,545	$94,072	$47,254
Working capital	170,595	161,066	161,519	180,010	35,268
Total assets	445,295	391,497	326,906	290,956	127,356
Convertible senior notes, notes payable and bank loans, less current portion	97,049	91,549	86,865	82,198	800
Total liabilities	225,046	190,986	165,671	157,713	74,811
Total stockholders’ equity	220,249	200,511	161,235	133,243	52,545

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
We are the leading global provider of software and services that enable mobile, fixed-line and cable service providers to deliver hosted, cloud-based Unified Communications, or UC, over their internet protocol, or IP, based networks.
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
We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Over 700 service providers in more than 80 countries are delivering services utilizing our software. We believe service providers have deployed over 10 million UC subscriber lines worldwide using our software.
Executive Summary
Our management team monitors and analyzes a number of key industry trends and performance indicators to manage our business and evaluate our financial and operating performance.
We believe the trend towards adoption of cloud-based unified communications by enterprises will continue and even accelerate over the next several years as such enterprises further seek enhanced speed and flexibility for their communications services. We also believe that service providers using our products and services are strongly positioned to take advantage of this demand. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, in 2015, we will continue our strategic investments in research and development of existing and new products, including products acquired in connection with our acquisitions, client software, mobility and cloud-based services, as well as in headcount to support our product offerings and increase our go-to-market efforts. In addition, we expect our research and development and professional services expenses to increase in 2015 to support several large customer projects we expect to deliver in 2015 and 2016.
In 2015, we expect revenues from our UC solutions to continue to experience strong growth. We believe our UC solutions growth is largely driven by increased market acceptance of hosted UC offerings. We believe converged and mobile operators desire to deliver UC solutions to their enterprise customer base to grow revenue, reduce subscriber turnover, or churn, and raise average revenue per user. Our UC-One solutions, which are either delivered through our hosted UC offering, BroadCloud, or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access.
BroadCloud continues to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose BroadCloud to speed their time to market and reduce their capital and implementation costs. In 2015, we expect that we will continue to invest in our BroadCloud offering, and expand its availability to other geographic locations. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market more quickly and drive our revenue growth.
We also believe that transformation from circuit switched networks to IP networks by our largest service provider customers, including the movement of wireless networks to VoLTE, could drive significant growth for us over the next several years. We believe that we are well-positioned to meet carrier demand for VoLTE-based UC and consumer solutions, especially with regard to our UC offerings for VoLTE. We announced several VoLTE customer wins in 2013 and 2014. While we expect that the revenue impact from these opportunities will accelerate in 2015, such revenue will likely be less than 10% of our aggregate revenue. Much of the initial VoLTE based revenue will be generated from professional services we perform for our carrier customers, with software revenue largely following in subsequent years. We believe that many of the largest carriers in the world are, with their investment in VoLTE, embarking on transforming their entire legacy networks to IP-based telephony. We believe we will be the application server for business applications for several of these service providers and, accordingly, expect to increase our investment in research and development and professional services resources.

Key Financial Highlights
Some of our key GAAP financial highlights for the year ended December 31, 2014 include:

•	Total revenue increased by 21%, or $38.4 million, to $216.9 million, compared to $178.5 million for 2013;

•	Gross profit increased to $159.1 million, or 73% of revenue, compared to $137.1 million, or 77% of revenue for 2013;

•	Income from operations was $7.2 million, compared to a loss from operations of $7.5 million for 2013;

•	Net income was $1.0 million, compared to a net loss of $8.9 million for 2013;

•	Net income per diluted share was $0.03 per share compared to a net loss per diluted share of $0.32 per share for 2013;

•	Revenue plus net change in deferred revenue increased by 23% to $240.7 million, compared to $195.0 million for 2013;

•	Deferred revenue increased $23.8 million, compared to an increase of $16.5 million for 2013; and

•	Cash provided by operating activities was $54.8 million, compared to $31.9 million for 2013.
Some of our key non-GAAP financial highlights for the year ended December 31, 2014 include:

•	Non-GAAP gross profit increased to $168.4 million, or 78% of revenue, compared to $145.9 million, or 82% of revenue in 2013;

•	Non-GAAP income from operations was $42.2 million, or 19% of total revenue, compared to $38.1 million, or 21% of total revenue, in 2013;

•	Non-GAAP net income was $40.1 million, compared to $35.9 million in 2013; and

•	Non-GAAP net income per diluted share was $1.34 per common share, compared to $1.24 per common share in 2013.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of December 31, 2014, our deferred license software revenue balance was $26.5 million, the current portion of which was $20.7 million.
Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and, to a lesser extent, from subscriptions related to our delivery of BroadCloud services. Rates for maintenance support, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the arrangement with the customer. Maintenance support revenue is recognized ratably over the maintenance support period, assuming all other revenue recognition criteria have been met.

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
Our deferred subscription and maintenance support revenue balance consists of subscription and maintenance support orders that do not meet all the criteria for revenue recognition. As of December 31, 2014, our deferred subscription and maintenance support revenue balance was $52.8 million, the current portion of which was $47.2 million.
Professional services and other. Professional services and other revenue primarily includes revenue from contracts consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of December 31, 2014, our deferred professional services and other revenue balance was $22.2 million, the current portion of which was $19.5 million.
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

•
Cost of subscription and maintenance support revenue. Cost of subscription and maintenance support revenue consists primarily of personnel-related expenses and other direct costs associated with the support and maintenance of our software licenses and BroadCloud services, including maintenance and support expenses due to our use of third party software, amortization of acquired technology and operating expenses associated with the delivery of BroadCloud services.

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

•
Impact of deferred revenue. If any revenue recognition criteria have not been met, the applicable revenue derived from the arrangement is deferred, including license software, subscription and maintenance support, and professional services and other revenue, until all elements of revenue recognition criteria have been met. However, the cost of revenue, including the costs of license software, subscription and maintenance support and professional services and other, is typically expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on orders depends largely on the terms of the sale arrangement and we are not able to predict the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.

•
Intangible amortization related to mergers and acquisitions. Over the last several years, our business combinations resulted in a number of intangibles assets. These intangible assets are amortized over their useful lives, resulting in additional expense impacting gross profit over the applicable period. We may undertake additional strategic transactions in the future that would result in additional intangible amortization expense.

Revenue Plus Net Change in Deferred Revenue
We believe revenue recognized in a particular period plus the net change in our deferred revenue balance is a key measure of our sales activity for that period.
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Beginning of period deferred revenue balance	$77,662	$61,149	$57,136
End of period deferred revenue balance	101,456	77,662	61,149
Increase in deferred revenue	23,794	16,513	4,013
Revenue	216,857	178,493	164,842
Revenue plus net change in deferred revenue	$240,651	$195,006	$168,855
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. Our total headcount grew to 867 employees at December 31, 2014 from 725 employees at December 31, 2013, and we expect to continue to hire new employees to support our anticipated growth.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions, benefits and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in 2015 as we further increase the number of our sales and marketing professionals and expand our marketing and sell-through activities.
Research and development expenses. Research and development expenses consist primarily of salaries and personnel costs for development employees, including stock-based compensation, benefits and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead. We engage third-party international and domestic consulting firms for various research and development efforts, such as software development, documentation, quality assurance and software support. We intend to continue to invest in our research and development efforts, including by hiring additional development personnel and by using third-party consulting firms for various research and development efforts. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in 2015.
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation, benefits and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. We expect general and administrative expenses to increase in 2015.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation expense of $29.6 million, $41.7 million and $15.0 million, respectively.

Historically, stock-based compensation has been the fastest growing component of our employee-related expenses, although for the year ended December 31, 2014, stock-based compensation expense decreased compared to 2013, primarily due to the vesting during the first quarter of 2014 of a tranche of the RSU's granted in 2013.
Based on stock options and other equity awards outstanding as of December 31, 2014, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $20.0 million over a weighted average period of approximately 1.24 years.
Other Expense, Net
Other expense, net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or Notes, the five installment loans with Tekes that were paid in full in September 2013 and an installment bank loan with Bank of America Leasing and Capital, LLC, or Bank of America, that was paid in full in March 2012.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. At December 31, 2014 and 2013, we had net operating loss carryforwards to utilize in the U.S of approximately $39.2 million and $63.6 million, respectively. As of December 31, 2014 and 2013, we had a remaining valuation allowance of approximately $0.3 million and $3.3 million, respectively, which primarily relate to certain foreign NOLs and tax credits that more likely than not will not be realized.
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
Subscription and Maintenance Support Revenue
We typically sell software in combination with maintenance support. Maintenance support is generally renewable annually at the option of the customer. Rates for maintenance support, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the arrangement with the customer. Maintenance support revenue is recognized ratably over the maintenance support period, assuming all other revenue recognition criteria have been met.
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
We enter into arrangements with multiple-elements that generally include subscription and professional services. To treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors; the nature of the professional services; the timing of when the professional services contract was signed in comparison to the subscription service start date; and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work.
Per the accounting guidance, when multiple-elements included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for each element based on its VSOE, if available, or our best estimate of selling price, or BESP, if VSOE is not available. We have determined that third-party evidence is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

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
Professional Services Revenue
Professional services are generally either daily-rate or fixed-fee arrangements. Revenue from daily-rate arrangements is typically recognized as services are performed. Revenue related to fixed-fee arrangements is typically recognized upon completion of all of the deliverables. Services are generally not considered essential to the functionality of the licensed software.
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
We have determined that we have one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on our qualitative assessment, there was no indication of impairment as of December 31, 2014, 2013 or 2012. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible Assets
We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of cash flows attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets during the years ended December 31, 2014, 2013 or 2012.
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
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. There were no triggering events to cause us to record an impairment charge during the years ended December 31, 2014, 2013 or 2012.
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
Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013
Revenue

	Year ended December 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$103,311	47%	$94,408	53%	$8,903	9%
Subscription and maintenance support	92,492	43	69,357	39	23,135	33
Professional services and other	21,054	10	14,728	8	6,326	43
Total revenue	$216,857	100%	$178,493	100%	$38,364	21%
Revenue by Geography:
Americas	$120,719	56%	$113,268	63%	$7,451	7%
EMEA	54,950	25	44,235	25	10,715	24
APAC	41,188	19	20,990	12	20,198	96
Total revenue	$216,857	100%	$178,493	100%	$38,364	21%
Total revenue for 2014 increased by 21%, or $38.4 million, to $216.9 million, compared to 2013. This growth was driven by a 9% increase in license software revenue, a 33% increase in subscription and maintenance support revenue and a 43% increase in professional services and other revenue. Deferred revenue increased by $23.8 million for 2014, compared to an increase of $16.5 million in 2013.
Americas revenue for 2014 increased by 7%, or $7.5 million, to $120.7 million compared to 2013. The increase in Americas revenue for 2014 was primarily due to growth in subscription revenue associated with our BroadCloud offering and to growth in maintenance support revenue and professional service and other revenue. License software revenue remained relatively unchanged from 2013.

Europe, Middle East and Africa, or EMEA, revenue for 2014 increased by 24%, or $10.7 million, to $55.0 million compared to 2013. The increase in EMEA revenue in 2014 was primarily due to growth in subscription and maintenance support revenue due to an increase in software sales and subscription revenue from recent acquisitions. The increase was partially offset by a decrease in license software revenue due to the deferral of a large order that did not meet the criteria for revenue recognition, with revenue recognition from such order anticipated in 2016.
Asia Pacific, or APAC, total revenue for 2014 increased by 96%, or $20.2 million, to $41.2 million compared to 2013. The increase in APAC revenue was primarily due to the recognition of $18.3 million of revenue related to a multi-year project for an APAC service provider customer, including revenue from license software, subscription and maintenance support and professional services and other.
License Software
License software revenue for 2014 increased by 9%, or $8.9 million, to $103.3 million. The increase in revenue for 2014 reflects an increase in license software revenue in APAC partially offset by a decrease in software license revenue in EMEA. Deferred license software revenue increased by $6.3 million in 2014, compared to an increase of $1.8 million in 2013.
Subscription and Maintenance Support
Subscription and maintenance support revenue for 2014 increased by 33%, or $23.1 million, to $92.5 million, compared to 2013. The increase in subscription and maintenance support revenue was the result of growth in our subscription revenue associated with our BroadCloud offering, driven by growth in the number of subscriber lines deployed and which included contributions from recent acquisitions. Our BroadCloud subscription revenue for 2014 increased by $13.2 million to $25.7 million, compared to 2013. Our maintenance support revenue grew as a result of growth in the installed base of our customers who purchase maintenance support. Deferred subscription and maintenance support revenue increased by $5.8 million in 2014, compared to an increase of $11.3 million in 2013.
Professional Services and Other
Professional services and other revenue for 2014 increased by 43%, or $6.3 million, to $21.1 million, compared to 2013. The increase in professional services and other revenue for 2014 was primarily due to the timing of revenue recognition, including revenue related to a multi-year project for an APAC service provider customer that had been deferred in prior periods. Deferred professional services and other revenue increased by $11.7 million in 2014, compared to an increase of $3.5 million in 2013.
Cost of Revenue and Gross Profit

	Year ended December 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$9,667	9%	$9,241	10%	$426	5%
Subscription and maintenance support	33,232	36	21,368	31	11,864	56
Professional services and other	14,814	70	10,771	73	4,043	38
Total cost of revenue	$57,713	27%	$41,380	23%	$16,333	39%
Gross Profit:
License software	$93,644	91%	$85,167	90%	$8,477	10%
Subscription and maintenance support	59,260	64	47,989	69	11,271	23
Professional services and other	6,240	30	3,957	27	2,283	58
Total gross profit	$159,144	73%	$137,113	77%	$22,031	16%
For 2014, our gross margin decreased to 73% as compared to 77% in 2013 and our gross profit increased by 16%, or $22.0 million, to $159.1 million. We experienced an increase in gross profit across all of our revenue streams for 2014. The total gross profit growth is primarily due to higher revenue growth relative to the respective cost of revenue.

For 2014, license software gross margin increased to 91% compared to 90% in 2013 and license software gross profit increased by 10% to $93.6 million. License software cost of revenue increased by 5%, or $0.4 million, to $9.7 million for 2014. This increase was primarily due to a $0.3 million increase in personnel-related costs. The increase in license software gross profit was driven by higher revenue growth relative to the growth in license software cost of revenue.
For 2014, subscription and maintenance services gross margin decreased to 64% as compared to 69% in 2013 and subscription and maintenance services gross profit increased by 23% to $59.3 million. Subscription and maintenance services cost of revenue increased by 56%, or $11.9 million, to $33.2 million in 2014 as compared to 2013. The increase in subscription and maintenance services cost of revenue was related to our continued investment in our product offerings, primarily investment in our BroadCloud offering. The increase was primarily due to a $4.4 million increase in personnel-related costs, a $5.1 million increase in operations costs associated with hosting our BroadCloud services, a $1.5 million increase in amortization of acquired intangibles and a $0.4 million increase in direct third-party telephony expenses. The increase in subscription and maintenance services gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For 2014, professional services and other gross margin increased to 30% as compared to 27% in 2013 and professional services and other gross profit increased by 58% to $6.2 million. Professional services and other cost of revenue increased 38%, or $4.0 million, to $14.8 million for 2014. The increase in professional services and other cost of revenue was primarily due to a $1.9 million increase in hardware costs delivered under an order related to a multi-year project for an APAC service provider customer, a $1.0 million increase in outside consulting expenses and a $0.7 million increase in personnel-related costs. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Year ended December 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$69,681	32%	$62,174	35%	$7,507	12%
Research and development	49,515	23	49,696	28	(181)	*
General and administrative	32,729	15	32,728	18	1	*
Total operating expenses	$151,925	70%	$144,598	81%	$7,327	5%

*	Less than 1%
Sales and Marketing. Sales and marketing expense increased by 12%, or $7.5 million, to $69.7 million for 2014. The increase was primarily due to a $4.1 million increase in personnel-related costs driven by an increase in headcount and compensation costs. The increase was also due to a $1.1 million increase in travel expenses, a $0.8 million increase in outside consulting expenses and a $0.6 million in training and marketing expenses.
Research and Development. Research and development expense remained approximately unchanged for 2014.
General and Administrative. General and administrative expense remained approximately unchanged for 2014.
Income (Loss) from Operations
We had income from operations of $7.2 million for 2014, compared to loss from operations of $7.5 million in 2013.

Other Expense

	Year ended December 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$7,177	3%	$6,946	4%	$231	3%
Other, net	1,300	1%	(148)	*	1,448	(978)%
Total other expense, net	$8,477	4%	$6,798	4%	$1,679	25%

*	Less than 1%
Other expense, net increased by $1.7 million for 2014, primarily related to the increase of $1.4 million in foreign currency transaction losses related to the revaluation of foreign currency denominated trade receivables.
Benefit from Income Taxes
Benefit from income taxes was $2.3 million for the year ended December 31, 2014, compared to $5.4 million for the year ended December 31, 2013. For the year ended December 31, 2014, in addition to the tax impact of the net loss for the year, the tax provision was primarily impacted by the release of the valuation allowance on certain deferred tax assets in foreign jurisdictions and the increase in research credits claimed in 2014. The decrease in the valuation allowance by approximately $3.0 million is related to the expected realization of our deferred tax assets in certain foreign jurisdiction.
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
Revenue from the Americas for 2013 increased by 5%, or $5.8 million, to $113.3 million, compared to 2012. The increase in the Americas revenue for 2013 was due to growth in subscription revenue associated with our BroadCloud offerings and maintenance support revenue. EMEA revenue for 2013 increased by 12%, or $4.9 million, to $44.2 million, compared to 2012. The increase in EMEA revenue in 2013 was primarily due to growth in maintenance support revenue due to an increase in software sales and subscription revenue from recent acquisitions, partially offset by a decrease in professional service revenue.

APAC revenue for 2013 increased by 17%, or $3.0 million, to $21.0 million, compared to 2012. The increase in APAC revenue was primarily due to the growth in software license revenue, partially offset by a decrease in professional services revenue.
License Software
License software revenue for 2013 increased by 5%, or $4.7 million, to $94.4 million, compared to 2012. The increase in revenue for 2013 was primarily related to growth in hosted UC software license revenue, as well as growth in SIP Trunking software license revenue, partially offset by a decrease in consumer applications software license revenue. Deferred license software revenue increased by $1.8 million in 2013, compared to a decrease of $2.2 million in 2012.
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
For 2013, gross margin decreased to 77% as compared to 80% in 2012 and our gross profit increased by 4%, or $4.8 million, to $137.1 million. We experienced an increase in both license software revenue gross profit and subscription and maintenance support gross profit, offset by a decrease in professional services and other gross profit for 2013. The total gross profit growth is primarily due to growth in license software and subscription and maintenance support revenue relative to the respective cost of revenue.
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

For 2013, subscription and maintenance services gross margin remained approximately unchanged at 69%, compared to 2012, and subscription and maintenance services gross profit increased by 11% to $48.0 million. Subscription and maintenance services cost of revenue increased by 44%, or $6.5 million, to $21.4 million in 2013, compared to 2012. The increase in subscription and maintenance services cost of revenue was primarily due to an increase of $4.0 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $1.8 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, primarily investment in our BroadCloud offering, which includes the impact of the acquisitions we made during 2012 and 2013. The increase was also due to a $1.3 million increase in amortization of acquired intangibles and a $0.8 million increase in direct third-party telephony expenses. The increase in subscription and maintenance services gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.
For 2013, professional services and other gross margin decreased to 27%, compared to 46% in 2012, and professional services and other gross profit decreased by 49% to $4.0 million. Professional services and other cost of revenue increased 20%, or $1.8 million, to $10.8 million for 2013. The increase in professional services cost of revenue was primarily due to an increase of $1.5 million in personnel-related costs driven by an increase in headcount and compensation increases, of which $0.7 million related to stock-based compensation expense. The decrease in professional services and other gross profit was driven by an increase in professional services and other cost of revenue and a decrease in professional services and other revenue. The decrease in professional services and other revenue was primarily due to the timing of revenue recognition on orders.
Operating Expenses

	Year ended December 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$62,174	35%	$47,911	29%	$14,263	30%
Research and development	49,696	28	36,178	22	13,518	37
General and administrative	32,728	18	22,853	14	9,875	43
Total operating expenses	$144,598	81%	$106,942	65%	$37,656	35%
Sales and Marketing. Sales and marketing expense increased by 30%, or $14.3 million, to $62.2 million for 2013, compared to 2012. This increase was primarily due to a $12.5 million increase in personnel-related costs driven by an increase in headcount and compensation costs, of which $8.7 million related to stock-based compensation expense. The increase was also due to a $1.1 million increase in travel expenses.
Research and Development. Research and development expense increased by 37%, or $13.5 million, to $49.7 million for 2013, compared to 2012. This increase was primarily due to an $12.5 million increase in personnel-related costs driven by an increase in headcount and compensation costs, of which $8.7 million related to stock-based compensation expense. The increase in headcount was reflective of our continued investment in our product offerings, which includes the impact of the acquisitions we made during 2012 and 2013.
General and Administrative. General and administrative expense increased by 43%, or $9.9 million, to $32.7 million for 2013, compared to 2012. This increase was primarily due to a $7.9 million increase in personnel-related costs driven by an increase in headcount and compensation costs, of which $6.2 million related to stock-based compensation expense. The increase was also due to a $1.1 million increase in third-party costs related to acquisitions in 2013.
Income (Loss) from Operations
We had loss from operations of $7.5 million for 2013, compared to income from operations of $25.4 million in 2012.

Other Expense

	Year ended December 31,				Period-to-Period Change
	2013		2012
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$6,946	4%	$6,470	4%	$476	7%
Other, net	(148)	*	10	*	(158)	(1,580)%
Total other expense, net	$6,798	4%	$6,480	4%	$318	5%

*	Less than 1%
Interest expense, net increased by $0.5 million for 2013.
Provision for (Benefit from) Income Taxes
Benefit from income taxes was $5.4 million for 2013, compared to provision for income taxes of $6.9 million for 2012. For 2013, in addition to the tax impact of the net loss for the year, the tax provision was primarily impacted by the release of the valuation allowance on a foreign jurisdiction.

Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities, which has resulted primarily from growth in net income and deferred revenue. Cash flow from operations was $54.8 million, $31.9 million and $30.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. In June 2011, we completed an offering of our Notes with net proceeds from the offering of approximately $115.7 million.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands).

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$101,543	$69,866
Accounts receivable, net	81,794	66,595
Working capital	170,595	161,066

	Year ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$54,759	$31,934	$30,019
Investing activities	(17,558)	(57,406)	(34,153)
Financing activities	(4,135)	4,831	458
Our cash and cash equivalents at December 31, 2014 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which was immaterial at December 31, 2014, is not included in cash and cash equivalents.

Operating Activities
For the year ended December 31, 2014, net cash provided by operating activities was $54.8 million, compared to $31.9 million for 2013. The increase was primarily due to an increase in net income of $9.9 million, a $1.4 million increase from the aggregate changes in non-cash items and a $11.5 million increase from the net change in other current and long-term assets and liabilities. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, non-cash interest on convertible debt, amortization of software licenses, tax windfall benefits from stock option exercises and change in deferred income taxes.
For the year ended December 31, 2013, net cash provided by operating activities was $31.9 million, compared to $30.0 million for 2012. The increase was primarily due to a $9.6 million increase from the aggregate changes in non-cash items and a $13.3 million increase from the net change in other current and long-term asset and liabilities, partially offset by a decrease in net income of $21.0 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, non-cash interest on convertible debt, amortization of software licenses and change in deferred income taxes.
For the year ended December 31, 2012, net cash provided by operating activities was $30.0 million, compared to $28.5 million in 2011. The increase was primarily due to a $28.3 million increase from the aggregate changes in non-cash items, partially offset by a decrease in net income of $20.2 million and a $6.6 million decrease from the net change in other current and long-term asset and liabilities. Non-cash items primarily consist of stock-based compensation expense, release of tax valuation allowances, depreciation and amortization, non-cash interest on convertible debt, amortization of software licenses and change in deferred income taxes.
Investing Activities
Our investing activities have consisted primarily of purchases of marketable securities and property and equipment and the acquisitions of businesses.
For the year ended December 31, 2014, net cash used in investing activities was $17.6 million, compared to $57.4 million for 2013. This decrease was primarily attributable to a $34.1 million decrease in cash used for acquisitions and a $9.9 million decrease in net purchases of marketable securities, partially offset by a $4.7 million increase in purchases of property and equipment.
For the year ended December 31, 2013, net cash used in investing activities was $57.4 million, compared to $34.2 million for 2012. This increase was primarily attributable to a $12.6 million increase in cash used for acquisitions, a $8.4 million increase in net purchases of marketable securities and a $1.9 million increase in purchases of property and equipment.
For the year ended December 31, 2012, net cash used in investing activities was $34.2 million, compared to $99.1 million for 2011. This decrease was primarily attributable to a $73.6 million decrease in net marketable securities, partially offset by a $8.4 million increase in cash used for acquisitions.
Financing Activities
For the year ended December 31, 2014, net cash used in financing activities was $4.1 million, compared to net cash provided by financing activities of $4.8 million for 2013. Net cash used in financing activities in 2014 consisted of taxes paid on the vesting of restricted stock units of $7.8 million partially offset by our tax windfall benefits from stock option exercises of $3.0 million and proceeds from the exercise of stock options of $0.7 million.
For the year ended December 31, 2013, net cash provided by financing activities was $4.8 million, compared to $0.5 million for 2012. Net cash provided by financing activities in 2013 consisted of our tax windfall benefits from stock option exercises of $7.5 million and proceeds from the exercise of stock options of $1.3 million, partially offset by taxes paid on the vesting of restricted stock units of $3.0 million and payments of notes payable of $1.0 million.
For the year ended December 31, 2012, net cash provided by financing activities was $0.5 million, compared to $117.5 million in 2011. Net cash provided by financing activities in 2012 consisted of taxes paid on the vesting of restricted stock units of $2.2 million and payments of notes payable of $0.4 million, offset by proceeds from the exercise of stock options of $2.5 million.
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

Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of December 31, 2014 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	2015	2016 - 2017	2018 - 2019	After 2019
Convertible Senior Notes, including interest *	$126,300	$1,800	$3,600	$120,900	$—
Operating lease obligations	18,590	3,790	7,107	4,540	3,153
Total	$144,890	$5,590	$10,707	$125,440	$3,153

*
Contractual interest obligations related to our Notes totaled $7.2 million at December 31, 2014, including $1.8 million, $3.6 million, and $0.9 million due in years 2015, 2016-2017, 2018-2019, respectively.

As of December 31, 2014, we had unrecognized tax benefits of $4.6 million. We do not expect to recognize any of these benefits in 2015. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Non-GAAP Financial Measures
In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our Notes and non-cash tax benefit or expense included in our tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for other GAAP metrics. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.
The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating expenses and other non-GAAP financial measures in this Annual Report on Form 10-K is not meant to be a substitute for “net income,” “net income per share,” "cost of revenue," "gross profit," "income from operations," "operating expenses" or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations,” "non-GAAP operating expense" and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify "non-GAAP net income," "non-GAAP net income per share," "non-GAAP cost of revenue," "non-GAAP gross profit," "non-GAAP income from operations," "non-GAAP operating expenses" and such other non-GAAP measures by excluding these expenses and gains.
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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$9,667	$9,241	$8,643
(percent of related revenue)	9%	10%	10%
Less:
Stock-based compensation expense	649	1,098	553
Amortization of acquired intangible assets	871	856	938
Non-GAAP license cost of revenue	$8,147	$7,287	$7,152
(percent of related revenue)	8%	8%	8%

GAAP subscription and maintenance support cost of revenue	$33,232	$21,368	$14,831
(percent of related revenue)	36%	31%	25%
Less:
Stock-based compensation expense	2,535	2,663	839
Amortization of acquired intangible assets	4,520	3,023	1,722
Non-GAAP subscription and maintenance support cost of revenue	$26,177	$15,682	$12,270
(percent of related revenue)	28%	23%	21%

GAAP professional services and other cost of revenue	$14,814	$10,771	$9,012
(percent of related revenue)	70%	73%	54%
Less:
Stock-based compensation expense	697	1,100	439
Non-GAAP professional services and other cost of revenue	$14,117	$9,671	$8,573
(percent of related revenue)	67%	66%	51%

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Non-GAAP gross profit:
GAAP gross profit	$159,144	$137,113	$132,356
(percent of total revenue)	73%	77%	80%
Plus:
Stock-based compensation expense	3,881	4,861	1,831
Amortization of acquired intangible assets	5,391	3,879	2,660
Non-GAAP gross profit	$168,416	$145,853	$136,847
(percent of total revenue)	78%	82%	83%

GAAP license gross profit	$93,644	$85,167	$81,107
(percent of related revenue)	91%	90%	90%
Plus:
Stock-based compensation expense	649	1,098	553
Amortization of acquired intangible assets	871	856	938
Non-GAAP license gross profit	$95,164	$87,121	$82,598
(percent of related revenue)	92%	92%	92%

GAAP subscription and maintenance support gross profit	$59,260	$47,989	$43,418
(percent of related revenue)	64%	69%	75%
Plus:
Stock-based compensation expense	2,535	2,663	839
Amortization of acquired intangible assets	4,520	3,023	1,722
Non-GAAP subscription and maintenance support gross profit	$66,315	$53,675	$45,979
(percent of related revenue)	72%	77%	79%

GAAP professional services and other gross profit	$6,240	$3,957	$7,831
(percent of related revenue)	30%	27%	46%
Plus:
Stock-based compensation expense	697	1,100	439
Non-GAAP professional services and other gross profit	$6,937	$5,057	$8,270
(percent of related revenue)	33%	34%	49%

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Non-GAAP income from operations:
GAAP income from operations	$7,219	$(7,485)	$25,414
(percent of total revenue)	3%	(4)%	15%
Plus:
Stock-based compensation expense	29,628	41,684	15,022
Amortization of acquired intangible assets	5,391	3,879	2,660
Non-GAAP income from operations	$42,238	$38,078	$43,096
(percent of total revenue)	19%	21%	26%

GAAP operating expense	$151,925	$144,598	$106,942
(percent of total revenue)	70%	81%	65%
Less:
Stock-based compensation expense	25,747	36,823	13,191
Non-GAAP operating expense	$126,178	$107,775	$93,751
(percent of total revenue)	58%	60%	57%

GAAP sales and marketing expense	$69,681	$62,174	$47,911
(percent of total revenue)	32%	35%	29%
Less:
Stock-based compensation expense	10,066	14,336	5,609
Non-GAAP sales and marketing expense	$59,615	$47,838	$42,302
(percent of total revenue)	27%	27%	26%

GAAP research and development expense	$49,515	$49,696	$36,178
(percent of total revenue)	23%	28%	22%
Less:
Stock-based compensation expense	9,554	13,225	4,498
Non-GAAP research and development expense	$39,961	$36,471	$31,680
(percent of total revenue)	18%	20%	19%

GAAP general and administrative expense	$32,729	$32,728	$22,853
(percent of total revenue)	15%	18%	14%
Less:
Stock-based compensation expense	6,127	9,262	3,084
Non-GAAP general and administrative expense	$26,602	$23,466	$19,769
(percent of total revenue)	12%	13%	12%

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net income	$1,012	$(8,874)	$12,076
(percent of total revenue)	*	(5)%	7%
Adjusted for:
Stock-based compensation expense	29,628	41,684	15,022
Amortization of acquired intangible assets	5,391	3,879	2,660
Non-cash interest expense on our notes	5,906	5,504	5,120
Foreign currency transaction losses (gains)	1,300	(148)	10
Non-cash tax provision (benefit)	(3,089)	(6,142)	6,023
Non-GAAP net income	$40,148	$35,903	$40,901
(percent of total revenue)	19%	20%	25%

GAAP net income per basic common share	$0.04	$(0.32)	$0.44
Adjusted for:
Stock-based compensation expense	1.03	1.48	0.54
Amortization of acquired intangible assets	0.19	0.14	0.10
Non-cash interest expense on our notes	0.21	0.20	0.18
Foreign currency transaction losses (gains)	0.05	(0.01)	—
Non-cash tax provision (benefit)	(0.11)	(0.22)	0.22
Non-GAAP net income per basic common share	$1.40	$1.28	$1.48

GAAP net income per diluted common share	$0.03	$(0.32)	$0.43
Adjusted for:
Stock-based compensation expense	0.99	1.44	0.53
Amortization of acquired intangible assets	0.18	0.14	0.09
Non-cash interest expense on our notes	0.20	0.19	0.18
Foreign currency transaction losses (gains)	0.04	(0.01)	—
Non-cash tax provision (benefit)	(0.10)	(0.21)	0.21
Non-GAAP net income per diluted common share	$1.34	$1.24	$1.44

*	Less than 1%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all of our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. We do not enter into investments for trading or speculative purposes. At December 31, 2014, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however; we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany and Canada. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at December 31, 2014, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $1.9 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of BroadSoft, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BroadSoft, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 25, 2015

BroadSoft, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$101,543	$69,866
Short-term investments	68,923	93,664
Accounts receivable, net of allowance for doubtful accounts of $286 and $128 at December 31, 2014 and December 31, 2013, respectively	81,794	66,595
Deferred tax assets, current	14,302	4,559
Other current assets	12,678	12,597
Total current assets	279,240	247,281
Long-term assets:
Property and equipment, net	14,363	10,110
Long-term investments	52,030	23,340
Restricted cash	17	581
Intangible assets, net	15,568	20,390
Goodwill	65,303	65,192
Deferred tax assets	10,495	16,482
Other long-term assets	8,279	8,121
Total long-term assets	166,055	144,216
Total assets	$445,295	$391,497
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$21,222	$14,957
Deferred revenue, current portion	87,423	71,258
Total current liabilities	108,645	86,215
Convertible senior notes	97,049	91,549
Deferred revenue	14,033	6,404
Deferred tax liabilities	1,289	3,506
Other long-term liabilities	4,030	3,312
Total liabilities	225,046	190,986
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at December 31, 2014 and December 31, 2013; no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at December 31, 2014 and December 31, 2013; 28,943,336 and 28,305,143 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	290	283
Additional paid-in capital	279,642	254,736
Accumulated other comprehensive loss	(7,712)	(1,525)
Accumulated deficit	(51,971)	(52,983)
Total stockholders’ equity	220,249	200,511
Total liabilities and stockholders’ equity	$445,295	$391,497
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue:
License software	$103,311	$94,408	$89,750
Subscription and maintenance support	92,492	69,357	58,249
Professional services and other	21,054	14,728	16,843
Total revenue	216,857	178,493	164,842
Cost of revenue:
License software	9,667	9,241	8,643
Subscription and maintenance support	33,232	21,368	14,831
Professional services and other	14,814	10,771	9,012
Total cost of revenue	57,713	41,380	32,486
Gross profit	159,144	137,113	132,356
Operating expenses:
Sales and marketing	69,681	62,174	47,911
Research and development	49,515	49,696	36,178
General and administrative	32,729	32,728	22,853
Total operating expenses	151,925	144,598	106,942
Income (loss) from operations	7,219	(7,485)	25,414
Other expense:
Interest expense, net	7,177	6,946	6,470
Other, net	1,300	(148)	10
Total other expense, net	8,477	6,798	6,480
Income (loss) before income taxes	(1,258)	(14,283)	18,934
Provision for (benefit from) income taxes	(2,270)	(5,409)	6,858
Net income (loss)	$1,012	$(8,874)	$12,076
Net income (loss) per common share:
Basic	$0.04	$(0.32)	$0.44
Diluted	$0.03	$(0.32)	$0.43
Weighted average common shares outstanding:
Basic	28,654	28,116	27,581
Diluted	29,917	28,116	28,353
Stock-based compensation expense included above:
Cost of revenue	$3,881	$4,861	$1,831
Sales and marketing	10,066	14,336	5,609
Research and development	9,554	13,225	4,498
General and administrative	6,127	9,262	3,084
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$1,012	$(8,874)	$12,076
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,061)	1,478	(495)
Unrealized gain (loss) on investments	(126)	5	44
Total other comprehensive income (loss), net of tax	(6,187)	1,483	(451)
Comprehensive income (loss)	$(5,175)	$(7,391)	$11,625
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Total Stockholders' Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2011	$133,243	27,106	$271	$191,714	$(2,557)	$(56,185)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercise of stock options and withholding tax	827	807	8	819	—	—
Stock-based compensation expense	15,022	—	—	15,022	—	—
Equity component of convertible senior notes issuance	579	—	—	579	—	—
Tax shortfall on exercises of stock options	(61)	—	—	(61)	—	—
Foreign currency translation adjustment	(495)	—	—	—	(495)	—
Unrealized gain on investments	44	—	—	—	44	—
Net income	12,076	—	—	—	—	12,076
Balance December 31, 2012	$161,235	27,913	279	208,073	(3,008)	(44,109)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(1,692)	392	4	(1,696)	—	—
Stock-based compensation expense	41,684	—	—	41,684	—	—
Tax windfall benefits on exercises of stock options	6,675	—	—	6,675	—	—
Foreign currency translation adjustment	1,478	—	—	—	1,478	—
Unrealized gain on investments	5	—	—	—	5	—
Net loss	(8,874)	—	—	—	—	(8,874)
Balance December 31, 2013	$200,511	28,305	283	254,736	(1,525)	(52,983)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(7,085)	638	7	(7,092)
Stock-based compensation expense	29,145			29,145
Tax windfall benefits on exercises of stock options	2,853			2,853
Foreign currency translation adjustment	(6,061)				(6,061)
Unrealized loss on investments	(126)				(126)
Net income	1,012	—	—	—	—	1,012
Balance December 31, 2014	$220,249	28,943	290	279,642	(7,712)	(51,971)
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,012	$(8,874)	$12,076
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,391	7,822	5,242
Amortization of software licenses	3,342	2,987	2,910
Stock-based compensation expense	29,628	41,684	15,022
Provision for doubtful accounts	274	149	644
Provision for (benefit from) deferred income taxes	(3,548)	(7,058)	5,667
Excess tax benefit related to stock-based compensation	(2,950)	(7,492)	(579)
Non-cash interest expense on convertible senior notes	5,906	5,504	5,120
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,806)	(16,334)	(2,557)
Other current and long-term assets	(4,056)	(1,128)	(16,414)
Accounts payable, accrued expenses and other long-term liabilities	4,655	(1,799)	(1,125)
Current and long-term deferred revenue	22,911	16,473	4,013
Net cash provided by operating activities	54,759	31,934	30,019
Cash flows from investing activities:
Purchases of property and equipment	(10,523)	(5,789)	(3,923)
Payments for acquisitions, net of cash acquired	(3,650)	(37,793)	(25,177)
Purchases of marketable securities	(122,991)	(117,067)	(179,886)
Proceeds from sale of marketable securities	10,000	—	3,000
Proceeds from maturities of marketable securities	109,042	103,240	171,458
Change in restricted cash	564	3	375
Net cash used in investing activities	(17,558)	(57,406)	(34,153)
Cash flows from financing activities:
Proceeds from the exercise of stock options	710	1,285	2,459
Taxes paid on vesting of RSUs	(7,795)	(2,977)	(2,198)
Excess tax benefit related to stock-based compensation	2,950	7,492	579
Notes payable and bank loans—payments	—	(969)	(382)
Net cash provided by (used in) financing activities	(4,135)	4,831	458
Effect of exchange rate changes on cash and cash equivalents	(1,389)	(38)	149
Net increase (decrease) in cash and cash equivalents	31,677	(20,679)	(3,527)
Cash and cash equivalents, beginning of period	69,866	90,545	94,072
Cash and cash equivalents, end of period	$101,543	$69,866	$90,545
Supplemental disclosures:
Cash paid for interest	$1,801	$1,895	$905
Cash paid for income taxes	$1,678	$422	$1,363
Change in accounts payable and accrued expenses for purchase of property and equipment	$688	$528	$1,800

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
Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are held in money market accounts. Restricted cash consists primarily of certificates of deposit that are securing letters of credit related to operating leases for office space. The Company had an immaterial amount of long-term restricted cash at December 31, 2014 and $0.6 million at December 31, 2013.
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

	December 31, 2014		December 31, 2013
	Contracted Maturity	Carrying Value	Contracted Maturity	Carrying Value
		(in thousands)		(in thousands)
Money market funds	demand	$56,847	demand	$48,256
Total cash equivalents		56,847		48,256
U.S. agency notes	77 - 240 days	14,078	2 - 329 days	35,534
Commercial paper		—	7 - 31 days	4,999
Corporate bonds	42 - 357 days	54,845	10 - 325 days	53,131
Total short-term investments		68,923		93,664
U.S. agency notes	415 - 868 days	37,178	386 - 605 days	15,006
Corporate bonds	377 - 502 days	14,852	407 - 472 days	8,334
Total long-term investments		$52,030		$23,340

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Company's investments at December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$51,270	$13	$(26)	$51,257
Corporate bonds	69,786	4	(94)	69,696
Total investments	$121,056	$17	$(120)	$120,953

The following table summarizes the Company's investments at December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$50,533	$18	$(11)	$50,540
Commercial paper	4,999	—	—	4,999
Corporate bonds	61,448	41	(24)	61,465
Total investments	$116,980	$59	$(35)	$117,004
Fair Value Measurements
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit *	$56,864	$56,864	$48,837	$48,837
Short and long-term investments	120,953	120,953	117,004	117,004
Total assets	$177,817	$177,817	$165,841	$165,841

*
Includes an immaterial amount of restricted cash at December 31, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $44.7 million and $21.6 million of operating cash balances as of December 31, 2014 and 2013, respectively.

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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	December 31, 2014	Level 1	Level 2	Level 3
Money market funds	$56,847	$56,847	$—	$—
Certificates of deposit	17	17	—	—
Total cash equivalents and certificates of deposit *	56,864	56,864	—	—
U.S. agency notes	51,257	—	51,257	—
Corporate bonds	69,696	—	69,696	—
Total investments	120,953	—	120,953	—
Total cash equivalents, certificates of deposit and investments	$177,817	$56,864	$120,953	$—

	December 31, 2013	Level 1	Level 2	Level 3
Money market funds	$48,256	$48,256	$—	$—
Certificates of deposit	581	581	—	—
Total cash equivalents and certificates of deposit *	48,837	48,837	—	—
U.S. agency notes	50,540	—	50,540	—
Commercial paper	4,999	—	4,999	—
Corporate bonds	61,465	—	61,465	—
Total investments	117,004	—	117,004	—
Total cash equivalents, certificates of deposit and investments	$165,841	$48,837	$117,004	$—

*
Includes an immaterial amount of restricted cash as of December 31, 2014 and $0.6 million of restricted cash as of December 31, 2013 and excludes $44.7 million and $21.6 million of operating cash balances as of December 31, 2014 and 2013, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the years ended December 31, 2014, 2013 and 2012, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
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

The following customer represented 10% or more of revenue or accounts receivable for the periods presented:

	Year Ended December 31,			December 31,
	2014	2013	2012	2014	2013
	Revenue			Accounts Receivable
Company A	13%	*	*	*	13%

*	Represented less than 10%
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are derived from sales to customers. Each customer is evaluated for creditworthiness through a credit review process at the time of each order. Accounts receivable are stated at realizable value, net of an allowance for doubtful

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The Company has determined that it has one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the Company’s completion of the first step of the two-step goodwill impairment test, there was no indication of impairment as of December 31, 2014, 2013 or 2012. (See Note 4 Goodwill and Intangibles.)

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Identifiable Intangible Assets
The Company acquired intangible assets in connection with certain of its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on the Company’s historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. In those cases where the Company determines that the useful life of an intangible asset should be shortened, the Company amortizes the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company did not revise the useful life estimates attributed to any of the Company’s intangible assets during the years ended December 31, 2014, 2013 or 2012. (See Note 4 Goodwill and Intangibles.)
The estimated useful lives used in computing amortization are as follows:

Customer relationships	3 - 8 years
Developed technology	2 - 6 years
Tradenames	1 - 7 years
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which the Company would compute using a discounted cash flow approach. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets during the years ended December 31, 2014, 2013 or 2012.
Deferred Financing Costs
The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense.
Revenue Recognition
The Company’s revenue is generated from the sales of software licenses and related maintenance for those licenses, subscription and usage fees related to the cloud offering and professional services. The Company’s software licenses, subscription and maintenance contracts and professional services are sold directly through its own sales force and indirectly through distribution partners.
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The Company delivers its licensed software primarily by utilizing electronic media. Revenue includes amounts billed for shipping and handling and such amounts represent an immaterial amount of revenue. Cost of license software revenue includes shipping and handling costs.
Subscription and Maintenance Support
The Company typically sells annual maintenance support contracts in combination with license software sales. Maintenance support enables the customer to continue receiving software maintenance and support after the warranty period has expired. Maintenance support is renewable at the option of the customer. When customers prepay for annual maintenance support, the related revenue is deferred and recognized ratably over the term of the maintenance period. Generally, rates for maintenance support, including subsequent renewal rates, are established based upon a specific percentage of net license fees as set forth in the arrangement. Maintenance support typically includes the right to unspecified product upgrades on an if-and-when available basis.
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
Professional Services and Other
Revenue from professional services includes implementation, training and consulting fees. Professional services are generally either daily-rate or fixed-fee arrangements. Revenue from daily-rate arrangements is typically recognized as services are performed. Revenue related to fixed-fee arrangements are typically recognized upon completion of all of the deliverables. Services are generally not considered essential to the functionality of the licensed software.
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
For the Company's cloud offering, multiple element arrangements that include subscription and professional services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables (a) vendor-specific objective evidence of fair value, (b) third-party evidence of selling price and (c) best estimate of the selling price. Best estimate of selling price reflects the Company’s estimates of what the selling prices of elements would be if they were sold on a stand-

BroadSoft, Inc.
Notes to Consolidated Financial Statements

alone basis. Factors considered by the Company in developing relative selling prices for products and services include the discounting practices, price lists, go-to-market strategy, historical standalone sales and contract prices.
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
Internal-Use Software Development Costs
The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include costs directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point the project is substantially complete and is ready for its intended purpose. Internal-use software is amortized on a straight-line basis over the estimated useful life. Costs incurred during the preliminary development stage, as well as maintenance and training costs, are expensed as incurred.
The Company capitalized $1.9 million and $1.1 million in internal-use software during the years ended December 31, 2014 and 2013, respectively. Capitalized internal-use software is included in property and equipment.
The Company recorded amortization expense related to these assets of approximately $0.7 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively. The Company did not record any amortization expense related to these assets during the years ended December 31, 2012.
Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date.
Deferred revenue consists of the following (in thousands):

	December 31, 2014	December 31, 2013
License software	$26,495	$20,149
Subscription and maintenance support	52,764	46,975
Professional services and other	22,197	10,538
Total	$101,456	$77,662

Current portion	$87,423	$71,258
Non-current portion	14,033	6,404
Total	$101,456	$77,662
Cost of Revenue
Cost of revenue includes (a) royalties and other fees paid to third parties whose technology or products are sold as part of the Company’s products, (b) direct costs to manufacture and distribute product, (c) direct costs to provide product support and

BroadSoft, Inc.
Notes to Consolidated Financial Statements

professional support services, (d) direct costs associated with delivery of the Company's cloud offering and (e) amortization expense related to acquired intangible assets.
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
The Company currently has significant deferred tax assets, primarily resulting from net operating loss carryforwards, deferred revenue and stock-based compensation expense. The Company has a valuation allowance of approximately $0.3 million against its net deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.
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
Stock-Based Compensation
The Company applies the fair value method for determining the cost of stock-based compensation for employees, directors and consultants. Under this method, the total cost of a stock option grant is measured based on the estimated fair value of the stock option award at the date of the grant, using a binomial options pricing model, or binomial lattice model. The fair value of a restricted stock unit, or RSU, is based on the market value of the Company’s common stock on the date of grant. The fair value of a performance stock unit, or PSU, is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests. The fair value of a performance stock unit with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock in relation to the target index of companies over each performance period. Compensation cost on performance shares with a market condition is not adjusted for subsequent changes regardless of the level of ultimate vesting. For all grants, the total cost related to the portion of awards granted that is ultimately expected to vest is recognized as stock-based compensation expense on a graded basis over the requisite service period of the grant.
Estimated Fair Value of Share-Based Payments
The binomial lattice model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Stock-based awards are combined into one grouping for purposes of valuation assumptions. Fair value of the stock options was estimated at the grant date, using the following weighted average assumptions:

	Year ended December 31,
	2014	2013	2012
Average assumptions:
Risk-free interest rate	1.7%	1.5%	1.0%
Expected dividend yield	—%	—%	—%
Expected volatility	53%	56%	57%
Expected term (years)	7.6 years	7.5 years	7.5 years
The Company has assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate assumption is based upon observed

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represents the denominator:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income (loss)	$1,012	$(8,874)	$12,076
Weighted average basic common shares outstanding	28,654	28,116	27,581
Dilutive effect of stock-based awards	1,263	—	772
Weighted average diluted common shares outstanding	29,917	28,116	28,353
Earnings (loss) per share:
Basic	$0.04	$(0.32)	$0.44
Diluted	$0.03	$(0.32)	$0.43
Due to the cash settlement feature of the principal amount of the convertible senior notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur during the years ended December 31, 2014, 2013 or 2012.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 944,499 shares for the year ended December 31, 2013, as the effect would have been anti-dilutive given the Company's loss for the year.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of stock-based awards convertible into 1,334,465, 1,927,664 and 575,327 shares for the years ended December 31, 2014, 2013 and 2012, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these years.
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
Pro Forma Financial Information for Acquisitions of finocom, HIPCOM and Adaption (unaudited)
The businesses acquired in 2013 contributed aggregate revenue of $2.8 million and net losses of $0.3 million for the period from the relevant acquisition date to December 31, 2013. The businesses acquired in 2012 contributed aggregate revenue of $1.5 million and net losses of $0.2 million for the period from the acquisition date to December 31, 2012. The acquisitions in 2014 were not considered to be material, individually or in the aggregate.
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

	Year ended December 31,
	2013	2012
	(In thousands except per share data)
Revenue	$184,383	$173,576
Net income (loss)	(9,347)	7,776
Net income (loss) per common share, basic	$(0.33)	$0.28
Net income (loss) per common share, diluted	$(0.33)	$0.27

4.    Goodwill and Intangibles
The Company has concluded it has a single reporting unit. Accordingly, on an annual basis management performs the impairment assessment required under FASB guidelines at the consolidated enterprise level. The Company performed an

BroadSoft, Inc.
Notes to Consolidated Financial Statements

impairment test of the Company’s goodwill and determined that no impairment of goodwill existed at December 31, 2014, 2013 or 2012.
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2012	$37,529
Increase in goodwill related to acquisitions	26,106
Foreign currency translations	1,557
Balance as of December 31, 2013	65,192
Increase in goodwill related to acquisitions	2,974
Foreign currency translations	(2,863)
Balance as of December 31, 2014	$65,303

For the year ended December 31, 2014, the increase in "goodwill related to acquisitions" consists of $3.0 million of goodwill related to the acquisition of a software and services provider to the hospitality industry in August 2014. For the year ended December 31, 2013, the increase in "goodwill related to acquisitions" consists of $18.3 million of goodwill related to the acquisition of HIPCOM, $5.7 million of goodwill related to the acquisition of finocom and $2.1 million of goodwill related to the acquisition of a development services company in September 2013.
The Company’s acquired intangible assets are subject to amortization. The following is a summary of intangible assets (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$14,532	$5,281	$9,251	$14,698	$3,362	$11,336
Developed technology	13,072	7,031	6,041	12,948	4,433	8,515
Trade name	323	47	276	874	335	539
Total	$27,927	$12,359	$15,568	$28,520	$8,130	$20,390
Amortization expense on intangible assets was approximately $5.4 million, $3.9 million and $2.7 million in 2014, 2013 and 2012, respectively. In addition, in 2014 and 2013, the Company retired $1.3 million and $1.1 million of fully amortized intangible assets, respectively, impacting both the gross carrying amount and accumulated amortization by this amount. As of December 31, 2014, future amortization expense on intangible assets is expected to be as follows (in thousands):

2015	$4,801
2016	3,543
2017	2,448
2018	1,848
2019	1,531
2020 and thereafter	1,397
Total amortization expense	$15,568

BroadSoft, Inc.
Notes to Consolidated Financial Statements

5.    Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Equipment	$18,754	$13,421
Software	7,580	5,256
Furniture and fixtures	1,213	1,098
Leasehold improvements	4,437	3,383
	31,984	23,158
Less accumulated depreciation and amortization	(17,621)	(13,048)
Property and equipment, net	$14,363	$10,110
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 was approximately $7.0 million, $3.9 million and $2.6 million, respectively.
6.    Accounts payable and other current liabilities
Accounts payable and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable and accrued expenses	$8,473	$5,744
Accrued compensation	9,428	6,651
Other	3,321	2,562
	$21,222	$14,957
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
Amortization expense related to these agreements was approximately $2.6 million, $2.6 million and $2.8 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.
8.    Income Taxes
The following table presents the components of the income before income taxes and the provision for (benefit from) income taxes (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2014	2013	2012
Income (loss) before income taxes:
United States	$(4,124)	$(15,226)	$23,429
Foreign	2,866	943	(4,495)
Income (loss) before income taxes	$(1,258)	$(14,283)	$18,934

Provision for (benefit from) income taxes:
Current:
Federal and state	$4,718	$7,718	$407
Foreign	1,726	1,423	(1,355)
Total current	$6,444	$9,141	$(948)
Deferred:
Federal and state	$(5,363)	$(15,240)	$8,068
Foreign	(3,351)	690	(262)
Total deferred	$(8,714)	$(14,550)	$7,806
Provision for (benefit from) income taxes	$(2,270)	$(5,409)	$6,858
The following table presents the components of net deferred tax assets (liabilities) and the related valuation allowance (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forward	$4,004	$5,993
Deferred revenue	10,149	5,694
Depreciation and amortization	1,847	986
Research tax credit carry-forward	417	1,291
Accrued expenses	2,720	2,009
Stock based compensation	13,832	16,129
Other	4,077	4,110
Total deferred tax assets	$37,046	$36,212
Valuation allowance	(264)	(3,297)
Net deferred tax assets	$36,782	$32,915
Deferred tax liabilities
Acquired intangibles	$(4,448)	$(4,381)
Convertible debt discount	(8,717)	(10,913)
Other	(69)	(71)
Total deferred tax liabilities	$(13,234)	$(15,365)
Net deferred tax assets	$23,548	$17,550
At December 31, 2014, the Company had U.S. net operating loss carryforwards of approximately $39.2 million and research and experimentation tax credit carryforwards of $3.5 million and foreign tax credits of $2.0 million, which are scheduled to begin to expire in 2019. Utilization of net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations as provided by the Internal Revenue Code of 1986, as amended. The Company has not recorded a deferred tax liability for undistributed earnings of $6.4 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2014, the Company has a remaining valuation allowance of approximately $0.3 million, which primarily relates to certain foreign NOLs and tax credits that are not more likely than not to be realized. The Company will continue to evaluate the need for a valuation allowance in foreign jurisdictions and may remove the valuation allowance in 2014, which may have an impact on the results of operations.
The following table presents the provisions for income taxes compared with income taxes based on the federal statutory tax rate of 35% (in thousands):

	Year ended December 31,
	2014	2013	2012
Tax provision (benefit) based on federal statutory rate	$(432)	$(4,999)	$6,437
State taxes	430	617	723
Impact of foreign operations	(508)	(157)	104
Other permanent items	193	697	(415)
IRC 162(m) add back	456	—	—
Stock based compensation	697	(147)	938
Change in income tax valuation allowance	(2,804)	333	1,756
Business tax credits	(2,314)	(1,829)	(3,258)
Finland intellectual property transfer	(81)	—	—
Meals and entertainment	198	168	142
Acquisition costs	128	188	—
Change in tax rates	1,767	(280)	431
Provision for (benefit from) income taxes	$(2,270)	$(5,409)	$6,858
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
During the year ended December 31, 2013, the Company's unrecognized income tax benefits increased primarily due to tax exposures in certain foreign jurisdictions. Such exposures, if realized, would be offset by foreign tax credits in the U.S. During the years ended December 31, 2014 and December 31, 2012, there was no material adjustment in the liability for unrecognized income tax benefits and no new tax positions for which the tax benefit was not recognized.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Unrecognized tax benefits balance at January 1,	$4,875	$821	$625
Additions for tax positions of prior years	243	4,054	196
Settlements of tax positions of prior years	(499)	—	—
Unrecognized tax benefits balance at December 31,	$4,619	$4,875	$821
The Company records interest and penalties as a component of its income tax provision. The Company recorded interest and penalties of $0.1 million for the year ended December 31, 2013. The Company recorded no interest and penalties during the years ended December 31, 2014 or 2012. The Company had not accrued interest with respect to uncertain tax positions in the prior years because unfavorable resolution of those positions would not result in cash tax due for those prior years.
The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2010, with the exception that operating loss or tax credit carryforwards generated prior to 2009 may be subject to tax audit adjustment. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years prior to 2008.
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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of the common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of December 31, 2014, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

“make-whole premium” payment. The Company must make the make-whole premium payments on all Notes called for redemption prior to the maturity date, including Notes converted after the date the Company delivered the notice of redemption.
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the Notes over the initial amount allocated to the liability component of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the effective interest method, through July 2018, the maturity date of the Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. The remaining $1.4 million of offering costs were allocated to the equity component.
The fair value of the Notes as of December 31, 2014 and 2013 was $125.1 million and $123.2 million, respectively. The carrying amount of the equity component of the Notes was $23.0 million at December 31, 2014. The unamortized offering costs at December 31, 2014 were $1.4 million which is being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	December 31, 2014	December 31, 2013
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(22,951)	(28,451)
Net carrying amount of convertible debt	$97,049	$91,549

The following table presents the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2014	2013
Contractual interest expense	$1,800	$1,800
Amortization of debt issuance costs	406	406
Accretion of debt discount	5,500	5,098
Net interest expense	$7,706	$7,304
The net proceeds from the Note offering were approximately $115.7 million, after deducting discounts to the initial purchasers and offering expenses payable by the Company.
Fair Value of Borrowings
Fair value for the Company’s borrowings is estimated using quoted market price of the Notes at December 31, 2014, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of December 31, 2014 were as follows (in thousands):

2015 - 2017	$—
2018, and thereafter	120,000
$120,000

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
10.  Stockholders’ Equity
Preferred Stock
Pursuant to the Company’s amended and restated certificate of incorporation filed on June 21, 2010, the Company is authorized to issue 5,000,000 shares of preferred stock. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation and could have the effect of delaying, preventing or deterring a change in control. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and no shares of preferred stock have been issued.
11.  Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (“RSUs”) and stock appreciation rights. In June 2010, the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”).
The term of stock-based grants is up to 10 years, except that certain stock-based grants made after 2005 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically four years. On both January 1, 2013 and January 1, 2014, 1,250,000 shares were added to the 2009 Plan. At December 31, 2014, the Company had 1,390,743 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Stock options	$6,639	$8,644	$6,512
Restricted stock units	19,116	28,020	8,388
Performance stock units	3,873	5,020	122
Total recognized stock-based compensation expense	$29,628	$41,684	$15,022

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Stock Options
The following table presents a summary related to stock options for the following periods:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2013	1,746,069	$28.10
Granted	332,700	24.27
Exercised	(84,708)	8.35
Forfeited	(203,038)	35.83
Expired	(112,027)	38.02
Balance, December 31, 2014	1,678,996	$26.73	7.43	$10,740
Vested and Exercisable at December 31, 2014	914,261	$23.93	6.40	$8,902
In 2014, 2013 and 2012, the Company granted stock options with a weighted-average grant date fair value of $12.91, $18.09 and $20.14, respectively. The intrinsic value of stock options exercised in 2014, 2013 and 2012 was $1.6 million, $5.0 million and $22.3 million, respectively, and cash received from stock options exercised was $0.7 million, $1.3 million and $2.5 million, respectively.
At December 31, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, relating to unvested stock options was $5.5 million which amount is scheduled to be recognized as stock-based compensation expense over a weighted average period of 1.3 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2014, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	1,791,833	$33.16
Granted	145,489	24.09
Vested	(831,492)	32.88
Forfeited	(76,043)	33.92
Balance, December 31, 2014	1,029,787	$32.06
The RSUs generally vest over four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At December 31, 2014, unrecognized stock-based compensation expense related to unvested RSUs was $10.4 million, which is scheduled to be recognized over a weighted average period of 1.15 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2014, stock-based compensation expense will be different from expectations.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	382,500	$28.72
Granted	205,088	23.72
Vested	—	—
Forfeited	(30,000)	28.75
Balance, December 31, 2014	557,588	$26.88
During 2013, the Company granted an aggregate of 382,500 PSUs to certain officers, which vest over four years, subject to the satisfaction of performance conditions based upon the trading price of the Company's common stock. To date, the trading price of the Company's common stock has not met any of the thresholds necessary to satisfy any of the performance conditions of these awards.
During 2014, the Company granted an aggregate of 205,088 PSUs to certain employees hired in connection with an acquisition. These PSUs vest over a period of three years, subject to the satisfaction of certain financial performance conditions related to the business acquired by the Company.
At December 31, 2014, unrecognized stock-based compensation expense related to unvested PSUs was $4.1 million, which is scheduled to be recognized over a weighted average period of 1.40 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2014, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of December 31, 2014, the Company’s APIC pool balance was $10.2 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets for the years ended December 31, 2014 and 2013 are $49.9 million and $63.6 million, respectively.
12.  Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2024. Rent expense was approximately $3.6 million, $3.2 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents future minimum lease payments under the non-cancelable operating leases (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Operating Leases
Years Ending December 31:
2015	$3,790
2016	3,663
2017	3,444
2018	2,966
2019 and thereafter	4,727
Total future minimum lease payments	$18,590
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
Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$106,008	$100,857	$94,781
EMEA	54,950	44,235	39,334
APAC	41,188	20,990	17,994
Other	14,711	12,411	12,733
Total Revenue	$216,857	$178,493	$164,842

	December 31, 2014	December 31, 2013
Long-Lived Assets, net
United States	$19,049	$33,234
EMEA	2,206	1,412
APAC	379	497
Other	397	488
Total Long-Lived Assets, net	$22,031	$35,631
14.    401(k) Defined Contribution Plan
The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. The Company has a 401(k) plan covering all eligible employees. Beginning January 1, 2012, the Company matches a portion of the employees’ eligible contributions according to the 401(k) plan document. Matching contributions to the plan during the years ended December 31, 2014, 2013 and 2012 were $2.0 million, $1.8 million and $1.2 million, respectively.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

15.  Quarterly Financial Data (Unaudited) (in thousands, except per share data):

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenue	$43,918	$52,484	$54,629	$65,826
Gross profit	30,861	37,623	39,618	51,042
Income (loss) from operations	(9,225)	473	3,215	12,756
Net income (loss)	(7,452)	1,665	(2,292)	9,091
Net income (loss) per share:
Basic	(0.26)	0.06	(0.08)	0.32
Diluted	(0.26)	0.06	(0.08)	0.30

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenue	$39,625	$44,009	$42,900	$51,959
Gross profit	29,859	34,238	32,365	40,651
Income (loss) from operations	(3,675)	(2,337)	(3,122)	1,649
Net income (loss)	(2,317)	(3,015)	(4,054)	512
Net income (loss) per share:
Basic	(0.08)	(0.11)	(0.14)	0.02
Diluted	(0.08)	(0.11)	(0.14)	0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears on page 59 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
The information required to be disclosed by Item 201(d) of Regulation S-K regarding equity securities authorized for issuance under our equity incentive plans is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 66.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Amounts Charged to Operations (1)	Deductions (2)	Additions Acquired from Business Combinations	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2012	54	718	(633)	—	139
Year Ended December 31, 2013	139	149	(160)	—	128
Year Ended December 31, 2014	128	274	(116)	—	286
Allowance for deferred tax assets:
Year Ended December 31, 2012	3,705	1,853	—	—	5,558
Year Ended December 31, 2013	5,558	—	(2,261)	—	3,297
Year Ended December 31, 2014	3,297	(3,033)	—	—	264
_______________________

(1)	Amount represents charges to bad debt and increase to or (release of) our valuation allowance.

(2)	Amount represents recoveries of accounts receivable previously charged to the allowance and utilization of NOL’s against the valuation allowance.
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
February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ MICHAEL TESSLER	President, Chief Executive	February 25, 2015
Michael Tessler	Officer and Director (Principal Executive Officer)

/S/ JAMES A. THOLEN	Chief Financial Officer	February 25, 2015
James A. Tholen	(Principal Financial and Accounting Officer)

/S/ JOHN D. MARKLEY, JR	Director and Chairman of the	February 25, 2015
John D. Markley, Jr.	Board

/S/ DAVID BERNARDI	Director	February 25, 2015
David Bernardi

/S/ JOHN J. GAVIN, JR	Director	February 25, 2015
John J. Gavin, Jr.

/S/ ANDREW M. GEISSE	Director	February 25, 2015
Andrew M. Geisse

/S/ PAUL J. MAGELLI	Director	February 25, 2015
Paul J. Magelli

/S/ DOUGLAS L. MAINE	Director	February 25, 2015
Douglas L. Maine

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of common stock.

4.2(4)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3(5)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4(6)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5(7)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6(8)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

4.7(9)	Indenture, dated as of June 20, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.

4.8(10)	Form of Note representing the Registrant’s 1.50% Convertible Senior Notes due 2018.

10.1*(11)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2*(12)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3*(13)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.4*(14)	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.5*(15)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6*(16)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7* (17)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

10.8(18)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.9*(19)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.10(20)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.11	BroadSoft, Inc. Non-Employee Director Compensation Policy.

10.12*(21)	BroadSoft, Inc. 2014 Executive Bonus Plan

10.13*	Form of Performance Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

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

(5)
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

(9)	Filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(10)	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

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

(14)	Filed as exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2011 and incorporated by reference herein.

(15)
Filed as exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-165484) filed with the Securities and Exchange Commission on June 1, 2010 and incorporated herein by reference.

(16)
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

(21)
Previously filed, with certain portions redacted pursuant to a confidential treatment request, as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2014.

*	Denotes management compensation plan or arrangement.
^	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.