Form 10-Q
period 2015-03-31
BROADSOFT, INC.
filed 2015-05-04
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on April 29, 2015, was 29,140,020.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$97,031	$101,543
Short-term investments	70,342	68,923
Accounts receivable, net of allowance for doubtful accounts of $274 and $286 at March 31, 2015 and December 31, 2014, respectively	72,544	81,794
Deferred tax assets, current	29,224	14,302
Other current assets	14,572	12,678
Total current assets	283,713	279,240
Long-term assets:
Property and equipment, net	15,877	14,363
Long-term investments	57,586	52,030
Intangible assets, net	17,520	15,568
Goodwill	66,791	65,303
Deferred tax assets	7,136	10,495
Other long-term assets	9,467	8,296
Total long-term assets	174,377	166,055
Total assets	$458,090	$445,295
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$24,504	$21,222
Deferred revenue, current	83,549	87,423
Total current liabilities	108,053	108,645
Convertible senior notes	98,487	97,049
Deferred revenue	17,818	14,033
Deferred tax liabilities	1,189	1,289
Other long-term liabilities	4,217	4,030
Total liabilities	229,764	225,046
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 29,071,592 and 28,943,336 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	291	290
Additional paid-in capital	293,923	279,642
Accumulated other comprehensive loss	(11,911)	(7,712)
Accumulated deficit	(53,977)	(51,971)
Total stockholders’ equity	228,326	220,249
Total liabilities and stockholders’ equity	$458,090	$445,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenue:
License software	$22,936	$17,142
Subscription and maintenance support	25,409	21,126
Professional services and other	7,326	5,650
Total revenue	55,671	43,918
Cost of revenue:
License software	2,622	2,122
Subscription and maintenance support	8,787	7,446
Professional services and other	4,403	3,489
Total cost of revenue	15,812	13,057
Gross profit	39,859	30,861
Operating expenses:
Sales and marketing	17,268	17,856
Research and development	13,668	13,325
General and administrative	8,804	8,905
Total operating expenses	39,740	40,086
Income (loss) from operations	119	(9,225)
Other expense:
Interest expense, net	1,775	1,772
Other, net	1,707	37
Total other expense, net	3,482	1,809
Loss before income taxes	(3,363)	(11,034)
Benefit from income taxes	(1,357)	(3,582)
Net loss	$(2,006)	$(7,452)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	28,991	28,419
Stock-based compensation expense included above:
Cost of revenue	$841	$1,191
Sales and marketing	2,138	3,414
Research and development	1,823	3,206
General and administrative	1,241	2,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net loss	$(2,006)	$(7,452)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,373)	280
Unrealized gain on investments	174	14
Total other comprehensive income (loss), net of tax	(4,199)	294
Comprehensive loss	$(6,205)	$(7,158)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2014	$220,249	28,943	$290	$279,642	$(7,712)	$(51,971)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(464)	129	1	(465)	—	—
Stock-based compensation expense	5,988	—	—	5,988	—	—
Tax windfall benefits on exercises of stock options	8,758	—	—	8,758	—	—
Foreign currency translation adjustment	(4,373)	—	—	—	(4,373)	—
Unrealized gain on investments	174	—	—	—	174	—
Net loss	(2,006)	—	—	—	—	(2,006)
Balance March 31, 2015	$228,326	29,072	$291	$293,923	$(11,911)	$(53,977)
Balance December 31, 2013	$200,511	28,305	$283	$254,736	$(1,525)	$(52,983)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(4,079)	266	3	(4,082)	—	—
Stock-based compensation expense	10,082	—	—	10,082	—	—
Tax windfall benefits on exercises of stock options	7,707	—	—	7,707	—	—
Foreign currency translation adjustment	280	—	—	—	280	—
Unrealized gain on investments	14	—	—	—	14	—
Net loss	(7,452)	—	—	—	—	(7,452)
Balance March 31, 2014	$207,063	28,571	$286	$268,443	$(1,231)	$(60,435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,006)	$(7,452)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,614	2,727
Amortization of software licenses	871	747
Stock-based compensation expense	5,992	10,382
Provision for doubtful accounts	(12)	(6)
Provision for (benefit from) deferred income taxes	(4,269)	18,782
Excess tax benefit related to share-based compensation	(8,832)	(8,048)
Non-cash interest expense on convertible senior notes	1,540	1,432
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,576	13,168
Other current and long-term assets	(3,864)	(23,874)
Accounts payable, accrued expenses and other long-term liabilities	2,107	2,526
Current and long-term deferred revenue	(588)	(3,584)
Net cash provided by operating activities	4,129	6,800
Cash flows from investing activities:
Additions to property and equipment	(2,793)	(2,099)
Payments for acquisitions, net of cash acquired	(5,695)	—
Purchases of marketable securities	(43,000)	(26,021)
Proceeds from sale of marketable securities	22,525	—
Proceeds from maturities of marketable securities	13,500	27,534
Change in restricted cash	—	561
Net cash used in investing activities	(15,463)	(25)
Cash flows from financing activities:
Proceeds from the exercise of stock options	802	150
Taxes paid on vesting of RSUs	(1,266)	(4,229)
Excess tax benefit related to share-based compensation	8,832	8,048
Net cash provided by financing activities	8,368	3,969
Effect of exchange rate changes on cash and cash equivalents	(1,546)	55
Net increase (decrease) in cash and cash equivalents	(4,512)	10,799
Cash and cash equivalents, beginning of period	101,543	69,866
Cash and cash equivalents, end of period	$97,031	$80,665

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016 including interim periods within that reporting period, and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new standard on its financial statements.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2015
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$50,100
Total cash equivalents		$50,100

U.S. agency notes	93 - 325 days	$16,578
Corporate bonds	17 - 339 days	53,764
Total short-term investments		$70,342

U.S. agency notes	419 - 987 days	$42,761
Corporate bonds	395 - 1052 days	14,825
Total long-term investments		$57,586

The following table summarizes the Company's investments at March 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$59,254	$85	$—	$59,339
Corporate bonds	68,602	20	(33)	68,589
Total investments	$127,856	$105	$(33)	$127,928

The following table summarizes the Company's investments at December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$51,270	$13	$(26)	$51,257
Corporate bonds	69,786	4	(94)	69,696
Total investments	$121,056	$17	$(120)	$120,953
Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$50,116	$50,116	$56,864	$56,864
Short and long-term investments	127,928	127,928	120,953	120,953
Total assets	$178,044	$178,044	$177,817	$177,817
* Includes an immaterial amount of restricted cash as of March 31, 2015 and December 31, 2014 and excludes $46.9 million and $44.7 million of operating cash balances as of March 31, 2015 and December 31, 2014, respectively.
The carrying amounts of the Company’s other financial instruments, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. (See Note 7 Borrowings for additional information on the fair value of debt.)

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

	March 31, 2015	Level 1	Level 2	Level 3
Money market funds	$50,100	$50,100	$—	$—
Certificates of deposit	16	16	—	—
Total cash equivalents and certificates of deposit*	50,116	50,116	—	—
U.S. agency notes	59,339	—	59,339	—
Commercial paper	—	—	—	—
Corporate bonds	68,589	—	68,589	—
Total investments	127,928	—	127,928	—
Total cash equivalents, certificates of deposit and investments	$178,044	$50,116	$127,928	$—

	December 31, 2014	Level 1	Level 2	Level 3
Money market funds	$56,847	$56,847	$—	$—
Certificates of deposit	17	17	—	—
Total cash equivalents and certificates of deposit*	56,864	56,864	—	—
U.S. agency notes	51,257	—	51,257	—
Commercial paper	—	—	—	—
Corporate bonds	69,696	—	69,696	—
Total investments	120,953	—	120,953	—
Total cash equivalents, certificates of deposit and investments	$177,817	$56,864	$120,953	$—
* Includes an immaterial amount of restricted cash as of March 31, 2015 and December 31, 2014 and excludes $46.9 million and $44.7 million of operating cash balances as of March 31, 2015 and December 31, 2014, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the three months ended March 31, 2015 and 2014, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2014	$65,303
Increase in goodwill related to acquisitions	3,709
Other	(2,221)
Balance as of March 31, 2015	$66,791
The increase in “goodwill related to acquisitions” consists of $3.7 million of goodwill related to the acquisition of a hosted voice over IP (VoIP) OSS provider in January 2015. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.

5. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
License software	$30,771	$26,495
Subscription and maintenance support	51,204	52,764
Professional services and other	19,392	22,197
Total	$101,367	$101,456

Current portion	$83,549	$87,423
Non-current portion	17,818	14,033
Total	$101,367	$101,456
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
Amortization expense related to this agreement was approximately $0.6 million for each of the three months ended March 31, 2015 and 2014.
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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of March 31, 2015, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.

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
The fair value of the Notes as of March 31, 2015 and December 31, 2014 was $126.2 million and $125.1 million, respectively. The carrying amount of the equity component of the Notes was $21.5 million at March 31, 2015. The unamortized offering costs at March 31, 2015 were $1.3 million which is being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	March 31, 2015	December 31, 2014
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(21,513)	(22,951)
Net carrying amount of convertible debt	$98,487	$97,049

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual interest expense	$450	$450
Amortization of debt issuance costs	101	101
Accretion of debt discount	1,438	1,331
Net interest expense	$1,989	$1,882
Fair Value of Borrowings
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at March 31, 2015, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of March 31, 2015 were as follows (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2015 - 2017	$—
2018	120,000
$120,000
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
The term of stock-based grants is up to ten years, except that certain stock-based grants during fiscal years 2006 through 2009 have a term of five years. The requisite vesting period for grants made under the 2009 Plan is typically three or four years. On each of January 1, 2014 and 2015, 1,250,000 shares were added to the 2009 Plan. At March 31, 2015, the Company had 2,412,826 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$1,300	$1,996
Restricted stock units	3,839	7,117
Performance stock units	904	1,269
Total recognized stock-based compensation expense	$6,043	$10,382

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	1,678,996	$26.73
Granted	133,500	27.73
Exercised	(45,666)	17.57
Forfeited	(25,056)	30.75
Expired	(6,560)	32.81
Balance, March 31, 2015	1,735,214	$26.97	7.32	$14,641

Vested and Exercisable at March 31, 2015	950,023	$24.99	6.23	$10,498
During the three months ended March 31, 2015 and 2014, the Company granted stock options with a weighted-average grant date fair value of $13.56 and $15.35, respectively. For three months ended March 31, 2015 and 2014, the intrinsic value of stock options exercised was $0.7 million and $0.4 million, respectively, and cash received from stock options exercised was $0.8 million and $0.1 million, respectively.
At March 31, 2015, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $5.4 million, which is scheduled to be recognized over a weighted average period of 1.24 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at March 31, 2015, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	1,029,787	$32.06
Granted	175,512	28.42
Vested	(125,199)	33.75
Forfeited	(6,870)	31.36
Balance, March 31, 2015	1,073,230	$31.29

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At March 31, 2015, unrecognized stock-based compensation expense related to unvested RSUs was $11.2 million, which is scheduled to be recognized over a weighted average period of 1.09 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at March 31, 2015, stock-based compensation expense will be different from expectations.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	557,588	$26.88
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2015	557,588	$26.88

The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
At March 31, 2015, unrecognized stock-based compensation expense related to unvested PSUs was $3.3 million, which is scheduled to be recognized over a weighted average period of 1.23 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at March 31, 2015, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of March 31, 2015, the Company’s APIC pool balance was $18.9 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $25.9 million and $49.9 million at March 31, 2015 and December 31, 2014, respectively.
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
The effective tax rate was 40.4% and 32.5% for the three months ended March 31, 2015 and 2014, respectively. Our provision for income taxes is greater than the computed U.S. statutory rate due primarily to state taxes, valuation allowances in certain foreign jurisdictions and certain non-deductible share-based and other compensation items. For the three months ended March 31, 2015 and 2014, the Company had a benefit from income taxes of $1.4 million and $3.6 million, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of $6.8 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net loss	$(2,006)	$(7,452)
Weighted average common shares outstanding, basic and diluted	28,991	28,419
Net loss per share, basic and diluted	$(0.07)	$(0.26)
Due to the cash settlement feature of the principal amount of the Notes, we only include the impact of the premium feature in our diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three months ended March 31, 2015 and 2014.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 1,090,556 and 1,328,579 shares for the three months ended March 31, 2015 and 2014, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards convertible into 1,031,210 and 1,227,744 shares for the three months ended March 31, 2015 and 2014, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$29,705	$19,005
EMEA	15,604	13,267
APAC	5,965	8,989
Other	4,397	2,657
Total Revenue	$55,671	$43,918

	March 31, 2015	December 31, 2014
Long-Lived Assets, net
United States	$19,237	$19,049
EMEA	2,556	2,206
APAC	435	379
Other	346	397
Total Long-Lived Assets, net	$22,574	$22,031

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or SEC, on February 25, 2015.
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.
Overview
We are the leading global provider of software and services that enable mobile, converged (mobile and fixed-line) and cable telecommunications service providers to deliver hosted, cloud-based Unified Communications, or UC, over their internet protocol, or IP, based networks, including over carrier's emerging voice over LTE, or VoLTE, networks.
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own IP-based networks, as well as over the public internet (also known as "over the top" or OTT). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.

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
UC-One
UC-One, our UC solution, is a communications and collaboration offering that enables telecommunications service providers to offer businesses and other enterprises UC features and functionalities on a hosted basis without the need for traditional premise-based PBX equipment. Our technology is designed to meet service providers’ stringent requirements for service availability, network integration and scale and to address the needs of various business segments, such as micro, small, medium and large enterprises, and vertical market segments such as hospitality, government, education and healthcare.
Our UC-One services include HD voice and video calling, audio conferencing, IM&P, desktop sharing and collaboration and call center capabilities. Because these capabilities can be accessed through desk phones, smartphones, tablets, laptops and PCs, UC-One provides full support for today’s distributed workforce and mobile employees. Our solution can also be deployed across multiple access networks and technologies, including fixed line/fiber, traditional mobile 3G networks as well as VoLTE networks and voice over wifi, or VoWiFi.
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

•
Lower Total Cost of Ownership. We believe that enterprises will experience a lower total cost of ownership compared to legacy premise-based solutions. Because it is cloud-based, there are significantly lower capital investment requirements, fewer highly trained personnel required and reduced costs given the inherent flexibility of per-user based costs.

We offer service providers, software and software-as-a-service, or SaaS, deployment options to enable them to offer UC services to their enterprise customers:
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
BroadSoft Consumer Applications. Our consumer IP applications allow service providers to offer consumers voice and multimedia telephony services with voice calling, video calling, enhanced messaging and content sharing over broadband and VoLTE networks.
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
We believe the trend towards adoption of cloud-based unified communications by enterprises will continue and even accelerate over the next several years as enterprises further seek enhanced speed and flexibility for their communications services. We also believe that service providers using our products and services are strongly positioned to take advantage of this demand. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, during the remainder of 2015, we will continue our strategic investments in research and development of existing and new products, such as client and portal software, mobility and cloud-based services, including products acquired in connection with our acquisitions. We will continue to invest in our sales and our go-to-market efforts. In addition, we expect our research and development and professional services expenses to increase during the remainder of 2015 compared to 2014 to support several large customer projects we expect to deliver in 2015 and 2016.
We expect revenues from our UC solutions to continue to experience strong growth during the remainder of 2015. We believe our UC solutions growth is largely driven by increased market acceptance of hosted UC offerings. We believe converged and mobile operators desire to deliver UC solutions to their enterprise customer base to grow revenue, reduce subscriber turnover, or churn, and raise average revenue per user. Our UC-One solutions, which are either delivered through our hosted UC offering, BroadCloud, or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access.

BroadCloud continues to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose BroadCloud to speed their time to market and reduce their capital and implementation costs. During the remainder of 2015, we expect to continue to invest in our BroadCloud offering, and to expand its availability to other geographic locations. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market more quickly and drive our revenue growth.
We also believe that transformation from circuit switched networks to IP networks by our largest service provider customers, including the movement of wireless networks to VoLTE, could drive significant growth for us over the next several years. We believe that we are well-positioned to meet carrier demand for VoLTE-based UC and consumer solutions, especially with regard to our UC offerings for VoLTE. We announced several VoLTE customer wins in 2013 and 2014. While we still expect that the revenue impact from these opportunities will accelerate in 2015, such revenue will likely be less than 10% of our aggregate revenue this year. Much of the initial VoLTE based revenue will be generated from professional services we perform for our carrier customers, with software revenue often following in subsequent years. We believe that many of the largest carriers in the world are, with their investment in VoLTE, embarking on transforming their entire legacy networks to IP-based telephony. We believe we will be the application server for business applications for several of these service providers and, accordingly, expect to increase our investment in research and development and professional services resources.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended March 31, 2015 include:

•	Total revenue increased by $11.8 million or 27%, to $55.7 million, compared to $43.9 million for the quarter ended March 31, 2014;

•	Gross profit was $39.9 million, or 72% of revenue, compared to $30.9 million, or 70% of revenue, for the quarter ended March 31, 2014;

•	Income from operations was $0.1 million, compared to a loss from operations of $9.2 million for the quarter ended March 31, 2014;

•	Net loss was $2.0 million, compared to $7.5 million for the quarter ended March 31, 2014;

•	Net loss per diluted share was $0.07 per share compared to $0.26 per share for the quarter ended March 31, 2014;

•	Revenue plus net change in deferred revenue increased by 38% to $55.6 million, compared to $40.3 million for the quarter ended March 31, 2014;

•	Deferred revenue decreased by $0.1 million, compared to a decrease of $3.6 million for the quarter ended March 31, 2014; and

•	Cash provided by operating activities was $4.1 million, compared to $6.8 million for the quarter ended March 31, 2014.
Some of our key non-GAAP financial highlights for the quarter ended March 31, 2015 include:

•	Non-GAAP gross profit increased to $42.2 million, or 76% of revenue, compared to $33.5 million, or 76% of revenue, for the quarter ended March 31, 2014;

•	Non-GAAP operating income increased to $7.7 million, or 14% of revenue, compared to $2.6 million, or 6% of revenue, for the quarter ended March 31, 2014;

•	Non-GAAP net income increased to $7.3 million, or 13% of revenue, compared to $2.2 million, or 5% of revenue, for the quarter ended March 31, 2014; and

•	Non-GAAP net income per diluted share increased to $0.24 per common share, compared to $0.07 per common share for the quarter ended March 31, 2014.
For a discussion of these non-GAAP financial measures and a reconciliation of GAAP and non-GAAP financial results, please refer to “Non-GAAP Financial Measures” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Components of Operating Results
Revenue
We derive our revenue primarily from the sale of license software, subscription and maintenance support and professional services. We recognize revenue when all revenue recognition criteria have been met in accordance with revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the types of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, we cannot forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of March 31, 2015, our deferred license software revenue balance was $30.8 million, the current portion of which was $21.4 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of March 31, 2015, our deferred subscription and maintenance support revenue balance was $51.2 million, the current portion of which was $45.6 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training and consulting services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of March 31, 2015, our deferred professional services and other revenue balance was $19.4 million, the current portion of which was $16.5 million.
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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning of period deferred revenue balance	$101,456	$77,662
End of period deferred revenue balance	101,367	74,078
Decrease in deferred revenue	(89)	(3,584)
Revenue	55,671	43,918
Revenue plus net change in deferred revenue	$55,582	$40,334
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew our total headcount to 927 employees at March 31, 2015 from 867 employees at December 31, 2014, and we expect to continue hiring new employees to support our anticipated growth. We expect our operating expenses to increase in 2015 primarily due to increases in headcount and stock-based compensation expense due to an equity grant in April 2015.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense on a graded basis over the requisite service period, which is the vesting period, of the award. For the three months ended March 31, 2015 and 2014, we recorded stock-based compensation expense of $6.0 million and $10.4 million, respectively.
Based on stock options and other equity awards outstanding as of March 31, 2015, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $19.9 million over a weighted average period of approximately 1.15 years.
Other Expense, Net
Other expense, net consists primarily of interest income, interest expense and foreign currency translation losses. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or Notes. Foreign currency translation losses relate to the revaluation of foreign currency denominated trade receivables.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended March 31, 2015, we have net operating loss carryforwards to utilize in the U.S.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016 including interim periods within that reporting period, and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$22,936	41%	$17,142	39%	$5,794	34%
Subscription and maintenance support	25,409	46	21,126	48	4,283	20
Professional services and other	7,326	13	5,650	13	1,676	30
Total revenue	$55,671	100%	$43,918	100%	$11,753	27%

Revenue by Geography:
Americas	$34,102	61%	$21,662	49%	$12,440	57%
EMEA	15,604	27	13,267	31	2,337	18
APAC	5,965	11	8,989	20	(3,024)	(34)
Total revenue	$55,671	100%	$43,918	100%	$11,753	27%
Total revenue for the three months ended March 31, 2015 increased by 27%, or $11.8 million, to $55.7 million as compared to the same period in 2014. This growth was driven by a 34% increase in license software revenue, a 20% increase in subscription and maintenance support revenue and a 30% increase in professional services and other revenue. Deferred revenue decreased by $0.1 million for the three months ended March 31, 2015, compared to a decrease of $3.6 million for the same period in 2014.
Americas revenue for the three months ended March 31, 2015 increased by 57%, or $12.4 million, to $34.1 million as compared to the same period in 2014. The increase in Americas revenue for the three months ended March 31, 2015 was due to an increase in license software, subscription and maintenance support revenue and professional services and other revenue.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended March 31, 2015 increased 18%, or $2.3 million, to $15.6 million as compared to the same period in 2014. The increase in EMEA revenue for the three months ended March 31, 2015 was primarily due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
Asia Pacific, or APAC, revenue for the three months ended March 31, 2015 decreased by 34%, or $3.0 million, to $6.0 million compared to the same period in 2014. The decrease in APAC revenue for the three months ended March 31, 2015 was primarily due to the recognition of revenue in the prior year related to a multi-year project for an APAC service provider customer.
License Software
License software revenue for the three months ended March 31, 2015 increased by 34%, or $5.8 million, to $22.9 million, compared to the same period in 2014. The increase in license software revenue for the three months ended March 31, 2015 reflects an increase in software license revenue in the Americas and EMEA, partially offset by a decrease in license software revenue in APAC. Deferred license software revenue increased by $4.3 million for the three months ended March 31, 2015, compared to a decrease of $1.4 million for the same period in 2014.

Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended March 31, 2015 increased by 20%, or $4.3 million, to $25.4 million, compared to the same period in 2014. The increase in subscription and maintenance support revenue for the three months ended March 31, 2015 was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue decreased by $1.6 million for the three months ended March 31, 2015, compared to remaining relatively unchanged for the same period in 2014.
Professional Services and Other
Professional services and other revenue for the three months ended March 31, 2015 increased by 30%, or $1.7 million, to $7.3 million, compared to the same period in 2014. The increase in professional services and other revenue for the three months ended March 31, 2015 was primarily due to the timing of revenue recognition related to projects that had been deferred in prior quarters. Deferred professional services and other revenue decreased by $2.8 million for the three months ended March 31, 2015, compared to a decrease of $2.2 million for the same period in 2014.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,622	11%	$2,122	12%	$500	24%
Subscription and maintenance support	8,787	35	7,446	35	1,341	18
Professional services and other	4,403	60	3,489	62	914	26
Total cost of revenue	$15,812	28%	$13,057	30%	$2,755	21%
Gross Profit:
License software	$20,314	89%	$15,020	88%	$5,294	35%
Subscription and maintenance support	16,622	65	13,680	65	2,942	22
Professional services and other	2,923	40	2,161	38	762	35
Total gross profit	$39,859	72%	$30,861	70%	$8,998	29%
For the three months ended March 31, 2015, our gross margin increased to 72% of revenue as compared to 70% for the same period in 2014, and our gross profit increased by 29%, or $9.0 million, to $39.9 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the three months ended March 31, 2015, license software gross margin increased to 89% as compared to 88% for the same period in 2014 and license software gross profit increased by 35% to $20.3 million. License software cost of revenue increased by 24%, or $0.5 million, to $2.6 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to a $0.2 million increase in amortization of acquired intangibles. The increase in license software gross profit was driven by revenue growth relative to lower growth in license software cost of revenue.
For the three months ended March 31, 2015, subscription and maintenance support gross margin remained approximately unchanged at 65% as compared to the same period in 2014 and subscription and maintenance support gross profit increased by 22% to $16.6 million. Subscription and maintenance support cost of revenue increased by 18%, or $1.3 million, to $8.8 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase in subscription and maintenance services cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offerings. The increase was due to an increase of $0.3 million in personnel-related costs, a $0.9 million increase in operational costs associated with hosting the BroadCloud services and $0.2 million in consulting expenses. The increase in subscription and maintenance support gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.

For the three months ended March 31, 2015, professional services and other gross margin increased to 40% as compared to 38% for the same period in 2014 and professional services and other gross profit increased by 35% to $2.9 million. Professional services and other cost of revenue increased by 26%, or $0.9 million to $4.4 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase in professional services and other cost of revenue was primarily due to a $0.7 million increase in personnel-related cost and a $0.5 million increase in consulting expenses, partially offset by a $0.5 million decrease in hardware cost delivered under an order related to a multi-year project for an APAC customer. The increase in professional services and other gross profit was driven by revenue growth relative to lower growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$17,268	31%	$17,856	41%	$(588)	(3)%
Research and development	13,668	25	13,325	30	343	3
General and administrative	8,804	16	8,905	20	(101)	(1)
Total operating expenses	$39,740	71%	$40,086	91%	$(346)	*
Sales and Marketing. Sales and marketing expense decreased by 3%, or $0.6 million, to $17.3 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to a $0.9 million decrease in personnel-related costs driven by a decrease in stock-based compensation expense, partially offset by a $0.2 million increase in equipment and software expenses.
Research and Development. Research and development expense increased by 3%, or $0.3 million, to $13.7 million for the three months ended March 31, 2015, compared to the same period in 2014. This increase was primarily due to a $0.2 million increase in consulting expenses and a $0.2 million increase in equipment and software expenses.
General and Administrative. General and administrative expense decreased by 1%, or $0.1 million, to $8.8 million for the three months ended March 31, 2015, compared to the same period in 2014. This decrease was primarily due to a $1.0 million decrease in personnel-related costs driven by a decrease in stock-based compensation expense, partially offset by a $0.9 million increase in consulting expenses.
Income (loss) from Operations
We had income from operations of $0.1 million for the three months ended March 31, 2015, as compared to a loss from operations of $9.2 million for the same period in 2014.
Other Expense

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$1,775	3%	$1,772	4%	$3	*
Other, net	1,707	3%	37	*	1,670	4,514%
Total other expense, net	$3,482	6%	$1,809	4%	$1,673	92%

*	Less than 1%
Other expense, net for the three months ended March 31, 2015 increased by $1.7 million compared to the same period in 2014, primarily due to the increase in foreign currency translation losses related to the revaluation of foreign currency denominated trade receivables.

Benefit From Income Taxes
Benefit from income tax was $1.4 million for the three months ended March 31, 2015, compared $3.6 million for the same period in 2014. The decrease in our benefit from income taxes is primarily due to results from operations and changes in the projected mix of earnings among jurisdictions.
Liquidity and Capital Resources
Resources
Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$97,031	$101,543
Accounts receivable, net	72,544	81,794
Working capital	175,660	170,595

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$4,129	$6,800
Investing activities	(15,463)	(25)
Financing activities	8,368	3,969
Our cash and cash equivalents at March 31, 2015 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which was immaterial at March 31, 2015, is not included in cash and cash equivalents.
Operating Activities
For the three months ended March 31, 2015, net cash provided by operating activities was $4.1 million, compared to $6.8 million for the same period in 2014. The decrease was primarily due to a $27.1 million decrease from the aggregate changes in non-cash items, partially offset by a $19.0 million increase from the net change in other current and long-term assets and liabilities and by a decrease in net loss of $5.4 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the three months ended March 31, 2015, net cash used in investing activities was $15.5 million, compared to $0.0 million for the same period in 2014. This increase was attributable to an $8.5 million increase in net purchases of marketable securities, a $0.7 million increase in capital expenditures for property and equipment and a $5.7 million increase in payments for acquisitions compared to the same period in 2014.

Financing Activities
For the three months ended March 31, 2015, net cash provided by financing activities was $8.4 million, compared to $4.0 million for the same period in 2014. Net cash provided by financing activities primarily consisted of the tax windfall benefits from stock options exercised of $8.8 million and proceeds from the exercise of stock options of $0.8 million, partially offset by taxes paid on the vesting of restricted stock units of $1.3 million.
Borrowings and Credit Facilities
Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of our Notes, with net proceeds of approximately $116 million. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. See Note 7, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the Notes.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of March 31, 2015 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2015	2016 - 2017	2018 - 2019	After 2019
Convertible Senior Notes, including interest *	$126,300	$1,800	$3,600	$120,900	$—
Operating lease obligations	17,357	2,740	6,973	4,483	3,161
Total	$143,657	$4,540	$10,573	$125,383	$3,161

*
Contractual interest obligations related to our Notes totaled $6.3 million at March 31, 2015, including $1.8 million, $3.6 million and $0.9 million due in the remainder of 2015 and years 2016-2017 and 2018-2019, respectively.

As of March 31, 2015, we had unrecognized tax benefits of $4.6 million, including interest and penalties of $0.3 million. We do not expect to recognize any of these benefits in 2015. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

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
The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating expenses and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” "cost of revenue," "gross profit," "income from operations," "operating expenses" or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations,” "non-GAAP operating expense" and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify "non-GAAP net income," "non-GAAP net income per share," "non-GAAP cost of revenue," "non-GAAP gross profit," "non-GAAP income from operations," "non-GAAP operating expenses" and such other non-GAAP measures by excluding these expenses and gains.
Non-GAAP cost of revenue, license software cost of revenue, subscription and maintenance cost of revenue and professional services and other cost of revenue. We define non-GAAP cost of revenue as cost of revenue less stock-based compensation expense and amortization expense for acquired intangible assets. We consider non-GAAP cost of revenue to be a useful metric for management and our investors because it excludes the effect of certain non-cash expenses so management and investors can compare our cost of revenue over multiple periods.
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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$2,622	$2,122
(percent of related revenue)	11%	12%
Less:
Stock-based compensation expense	114	256
Amortization of acquired intangible assets	449	226
Non-GAAP license cost of revenue	$2,059	$1,640
(percent of related revenue)	9%	10%

GAAP subscription and maintenance support cost of revenue	$8,787	$7,446
(percent of related revenue)	35%	35%
Less:
Stock-based compensation expense	450	690
Amortization of acquired intangible assets	1,055	1,184
Non-GAAP subscription and maintenance support cost of revenue	$7,282	$5,572
(percent of related revenue)	29%	26%

GAAP professional services and other cost of revenue	$4,403	$3,489
(percent of related revenue)	60%	62%
Less:
Stock-based compensation expense	277	245
Non-GAAP professional services and other cost of revenue	$4,126	$3,244
(percent of related revenue)	56%	57%

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$39,859	$30,861
(percent of total revenue)	72%	70%
Plus:
Stock-based compensation expense	841	1,191
Amortization of acquired intangible assets	1,504	1,410
Non-GAAP gross profit	$42,204	$33,462
(percent of total revenue)	76%	76%

GAAP license gross profit	$20,314	$15,020
(percent of related revenue)	89%	88%
Plus:
Stock-based compensation expense	114	256
Amortization of acquired intangible assets	449	226
Non-GAAP license gross profit	$20,877	$15,502
(percent of related revenue)	91%	90%

GAAP subscription and maintenance support gross profit	$16,622	$13,680
(percent of related revenue)	65%	65%
Plus:
Stock-based compensation expense	450	690
Amortization of acquired intangible assets	1,055	1,184
Non-GAAP subscription and maintenance support gross profit	$18,127	$15,554
(percent of related revenue)	71%	74%

GAAP professional services and other gross profit	$2,923	$2,161
(percent of related revenue)	40%	38%
Plus:
Stock-based compensation expense	277	245
Non-GAAP professional services and other gross profit	$3,200	$2,406
(percent of related revenue)	44%	43%

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$119	$(9,225)
(percent of total revenue)	—%	(21)%
Plus:
Stock-based compensation expense	6,043	10,382
Amortization of acquired intangible assets	1,504	1,410
Non-GAAP income from operations	$7,666	$2,567
(percent of total revenue)	14%	6%

GAAP operating expense	$39,740	$40,086
(percent of total revenue)	71%	91%
Less:
Stock-based compensation expense	5,202	9,191
Non-GAAP operating expense	$34,538	$30,895
(percent of total revenue)	62%	70%

GAAP sales and marketing expense	$17,268	$17,856
(percent of total revenue)	31%	41%
Less:
Stock-based compensation expense	2,138	3,414
Non-GAAP sales and marketing expense	$15,130	$14,442
(percent of total revenue)	27%	33%

GAAP research and development expense	$13,668	$13,325
(percent of total revenue)	25%	30%
Less:
Stock-based compensation expense	1,823	3,206
Non-GAAP research and development expense	$11,845	$10,119
(percent of total revenue)	21%	23%

GAAP general and administrative expense	$8,804	$8,905
(percent of total revenue)	16%	20%
Less:
Stock-based compensation expense	1,241	2,571
Non-GAAP general and administrative expense	$7,563	$6,334
(percent of total revenue)	14%	14%

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(2,006)	$(7,452)
(percent of total revenue)	(4)%	(17)%
Adjusted for:
Stock-based compensation expense	6,043	10,382
Amortization of acquired intangible assets	1,504	1,410
Non-cash interest expense on our notes	1,540	1,432
Foreign currency transaction losses	1,707	37
Non-cash tax benefit	(1,506)	(3,626)
Non-GAAP net income	$7,282	$2,183
(percent of total revenue)	13%	5%

GAAP net loss per basic common share	$(0.07)	$(0.26)
Adjusted for:
Stock-based compensation expense	0.21	0.37
Amortization of acquired intangible assets	0.05	0.05
Non-cash interest expense on our notes	0.05	0.05
Foreign currency transaction losses	0.06	—
Non-cash tax benefit	(0.05)	(0.13)
Non-GAAP net income per basic common share	$0.25	$0.08

GAAP net loss per diluted common share	$(0.07)	$(0.26)
Adjusted for:
Stock-based compensation expense	0.20	0.35
Amortization of acquired intangible assets	0.05	0.05
Non-cash interest expense on our notes	0.05	0.05
Foreign currency transaction losses	0.06	—
Non-cash tax benefit	(0.05)	(0.12)
Non-GAAP net income per diluted common share	$0.24	$0.07

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At March 31, 2015, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however, we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany and Canada. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk will likely become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at March 31, 2015, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $2.3 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

10.1 †	BroadSoft, Inc. 2015 Executive Officer Annual Bonus Plan.

10.2 †	BroadSoft, Inc. 2015 Executive Officer Cloud-Revenue Bonus Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
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
James A. Tholen Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)
Date: May 4, 2015