Form 10-Q
period 2015-06-30
BROADSOFT, INC.
filed 2015-08-03
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on July 29, 2015, was 29,406,794.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$78,675	$101,543
Short-term investments	71,830	68,923
Accounts receivable, net of allowance for doubtful accounts of $85 and $286 at June 30, 2015 and December 31, 2014, respectively	91,295	81,794
Deferred tax assets, current	17,759	14,302
Other current assets	14,212	12,678
Total current assets	273,771	279,240
Long-term assets:
Property and equipment, net	18,085	14,363
Long-term investments	56,642	52,030
Intangible assets, net	21,961	15,568
Goodwill	70,113	65,303
Deferred tax assets	15,250	10,495
Other long-term assets	15,774	8,296
Total long-term assets	197,825	166,055
Total assets	$471,596	$445,295
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$27,858	$21,222
Deferred revenue, current	86,319	87,423
Total current liabilities	114,177	108,645
Convertible senior notes	99,962	97,049
Deferred revenue	21,407	14,033
Other long-term liabilities	5,451	5,319
Total liabilities	240,997	225,046
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 29,390,362 and 28,943,336 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	294	290
Additional paid-in capital	302,069	279,642
Accumulated other comprehensive loss	(9,662)	(7,712)
Accumulated deficit	(62,102)	(51,971)
Total stockholders’ equity	230,599	220,249
Total liabilities and stockholders’ equity	$471,596	$445,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue:
License software	$30,091	$25,649	$53,027	$42,791
Subscription and maintenance support	27,026	21,958	52,435	43,084
Professional services and other	7,367	4,877	14,693	10,527
Total revenue	64,484	52,484	120,155	96,402
Cost of revenue:
License software	3,020	2,529	5,642	4,651
Subscription and maintenance support	10,533	8,606	19,320	16,052
Professional services and other	7,643	3,726	12,046	7,215
Total cost of revenue	21,196	14,861	37,008	27,918
Gross profit	43,288	37,623	83,147	68,484
Operating expenses:
Sales and marketing	23,415	17,146	40,683	35,002
Research and development	17,267	12,227	30,935	25,552
General and administrative	11,875	7,777	20,679	16,682
Total operating expenses	52,557	37,150	92,297	77,236
Income (loss) from operations	(9,269)	473	(9,150)	(8,752)
Other expense:
Interest expense, net	1,745	1,796	3,520	3,568
Other, net	(484)	(206)	1,223	(169)
Total other expense, net	1,261	1,590	4,743	3,399
Loss before income taxes	(10,530)	(1,117)	(13,893)	(12,151)
Benefit from income taxes	(2,405)	(2,782)	(3,762)	(6,364)
Net income (loss)	$(8,125)	$1,665	$(10,131)	$(5,787)
Net income (loss) per common share:
Basic	$(0.28)	$0.06	$(0.35)	$(0.20)
Diluted	$(0.28)	$0.06	$(0.35)	$(0.20)
Weighted average common shares outstanding:
Basic	29,230	28,617	29,111	28,518
Diluted	29,230	29,725	29,111	28,518
Stock-based compensation expense included above:
Cost of revenue	$3,322	$851	$4,163	$2,042
Sales and marketing	6,666	2,565	8,804	5,979
Research and development	5,068	2,304	6,891	5,510
General and administrative	3,131	1,662	4,372	4,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(8,125)	$1,665	$(10,131)	$(5,787)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,380	148	(1,993)	428
Unrealized gain (loss) on investments	(131)	(37)	43	(23)
Total other comprehensive income (loss), net of tax	2,249	111	(1,950)	405
Comprehensive income (loss)	$(5,876)	$1,776	$(12,081)	$(5,382)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2014	$220,249	28,943	$290	$279,642	$(7,712)	$(51,971)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(2,244)	447	4	(2,248)	—	—
Stock-based compensation expense	24,609	—	—	24,609	—	—
Tax windfall benefits on exercises of stock options	66	—	—	66	—	—
Foreign currency translation adjustment	(1,993)	—	—	—	(1,993)	—
Unrealized gain on investments	43	—	—	—	43	—
Net loss	(10,131)	—	—	—	—	(10,131)
Balance June 30, 2015	$230,599	29,390	$294	$302,069	$(9,662)	$(62,102)
Balance December 31, 2013	$200,511	28,305	$283	$254,736	$(1,525)	$(52,983)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(5,094)	367	4	(5,098)	—	—
Stock-based compensation expense	17,169	—	—	17,169	—	—
Tax windfall benefits on exercises of stock options	8,924	—	—	8,924	—	—
Foreign currency translation adjustment	428	—	—	—	428	—
Unrealized loss on investments	(23)	—	—	—	(23)	—
Net loss	(5,787)	—	—	—	—	(5,787)
Balance June 30, 2014	$216,128	28,672	$287	$275,731	$(1,120)	$(58,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,131)	$(5,787)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,581	5,818
Amortization of software licenses	1,743	1,599
Stock-based compensation expense	24,230	17,764
Provision for doubtful accounts	7	(3)
Provision for (benefit from) deferred income taxes	(6,253)	25,658
Excess tax benefit related to share-based compensation	(355)	(9,636)
Non-cash interest expense on convertible senior notes	3,116	2,900
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,296)	7,137
Other current and long-term assets	(10,622)	(39,891)
Accounts payable, accrued expenses and other long-term liabilities	5,901	3,850
Current and long-term deferred revenue	5,771	3,130
Net cash provided by operating activities	13,692	12,539
Cash flows from investing activities:
Additions to property and equipment	(8,570)	(6,039)
Payments for acquisitions, net of cash acquired	(17,733)	—
Purchases of marketable securities	(87,828)	(52,659)
Proceeds from sale of marketable securities	43,672	—
Proceeds from maturities of marketable securities	36,637	41,584
Change in restricted cash	—	561
Net cash used in investing activities	(33,822)	(16,553)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,523	232
Taxes paid on vesting of RSUs	(4,767)	(5,326)
Excess tax benefit related to share-based compensation	355	9,636
Net cash provided by (used in) financing activities	(1,889)	4,542
Effect of exchange rate changes on cash and cash equivalents	(849)	213
Net increase (decrease) in cash and cash equivalents	(22,868)	741
Cash and cash equivalents, beginning of period	101,543	69,866
Cash and cash equivalents, end of period	$78,675	$70,607

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2009-14"), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for the Company in first quarter of fiscal 2018, with early adoption to fiscal year 2017 permitted. The standard allows entities to apply either of two adoption methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.
In April 2015, the FASB issued Accounting Standards Updated 2015-03, Interest-Imputation of Interest ("ASU 2015-03"), which provides updated guidance for accounting for debt issuance costs. The update is intended to simplify and standardize the presentation of debt issuance costs. The guidance requires that the Company present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The Company will adopt this accounting guidance in the first quarter of fiscal year 2016, applied on a retrospective basis. The adoption will result in a corresponding reduction to the deferred interest asset balances and the convertible senior notes liability balance on the balance sheet for all period presented.

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

	June 30, 2015
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$59,752
Total cash equivalents		$59,752

U.S. agency notes	58 - 338 days	$27,512
Corporate bonds	31 - 321 days	44,318
Total short-term investments		$71,830

U.S. agency notes	366 - 1020 days	$27,711
Corporate bonds	371 - 846 days	28,931
Total long-term investments		$56,642

The following table summarizes the Company's investments at June 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$55,194	$36	$(7)	$55,223
Corporate bonds	73,337	6	(94)	73,249
Total investments	$128,531	$42	$(101)	$128,472

The following table summarizes the Company's investments at December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$51,270	$13	$(26)	$51,257
Corporate bonds	69,786	4	(94)	69,696
Total investments	$121,056	$17	$(120)	$120,953

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$59,768	$59,768	$56,864	$56,864
Short and long-term investments	128,472	128,472	120,953	120,953
Total assets	$188,240	$188,240	$177,817	$177,817
* Includes an immaterial amount of restricted cash as of June 30, 2015 and December 31, 2014 and excludes $18.9 million and $44.7 million of operating cash balances as of June 30, 2015 and December 31, 2014, respectively.
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

	June 30, 2015	Level 1	Level 2	Level 3
Money market funds	$59,752	$59,752	$—	$—
Certificates of deposit	16	16	—	—
Total cash equivalents and certificates of deposit*	59,768	59,768	—	—
U.S. agency notes	55,223	—	55,223	—
Corporate bonds	73,249	—	73,249	—
Total investments	128,472	—	128,472	—
Total cash equivalents, certificates of deposit and investments	$188,240	$59,768	$128,472	$—

	December 31, 2014	Level 1	Level 2	Level 3
Money market funds	$56,847	$56,847	$—	$—
Certificates of deposit	17	17	—	—
Total cash equivalents and certificates of deposit*	56,864	56,864	—	—
U.S. agency notes	51,257	—	51,257	—
Corporate bonds	69,696	—	69,696	—
Total investments	120,953	—	120,953	—
Total cash equivalents, certificates of deposit and investments	$177,817	$56,864	$120,953	$—
* Includes an immaterial amount of restricted cash as of June 30, 2015 and December 31, 2014 and excludes $18.9 million and $44.7 million of operating cash balances as of June 30, 2015 and December 31, 2014, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended June 30, 2015 and 2014, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4.    Acquisitions
mPortal, Inc.
On June 3, 2015, the Company completed its acquisition of all of the stock of mPortal, Inc. ("mPortal"), a professional services company. The acquisition enables the Company to offer its customers the ability to deliver customizable UC experiences to a wide range of business end users. The total consideration paid for mPortal was $14.8 million. The Company funded the acquisition with $14.3 million of cash on hand and $0.5 million of restricted stock units. The Company incurred $0.7 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2015.
The condensed consolidated financial statements include the results of mPortal from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of June 3, 2015 (in thousands):

Cash and cash equivalents	$2,748
Accounts receivable	1,920
Other current assets	293
Deferred tax asset	2,503
Property and equipment	15
Customer relationships	5,600
Goodwill	2,398
Accounts payable and accrued expenses	(677)
Total consideration	$14,800
Customer relationships represent the fair value of the underlying relationships and agreements with mPortal customers. The customer relationships intangible is being amortized on a straight-line basis over a period of eight years, which in general reflects the cash flows generated.
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $2.4 million was recorded as goodwill. The goodwill balance is attributable to the assembled workforce and the synergies expected as a result of the acquisition. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Pro Forma Financial Information for Acquisition of mPortal (unaudited)
mPortal contributed revenue of $0.7 million and a net loss of $0.4 million for the period from the date of acquisition to June 30, 2015.
The unaudited pro forma statement of operations data below gives effect to the acquisition of mPortal as if it had occurred on January 1, 2014. The following data includes adjustments for amortization of intangible assets and acquisition costs. This pro forma data is presented for information purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue	$66,713	$55,966	$125,602	$102,619
Net income (loss)	(7,241)	1,595	(9,189)	(6,279)
Net income (loss) per share:
Basic	$(0.25)	$0.06	$(0.32)	$(0.22)
Diluted	$(0.25)	$0.05	$(0.32)	$(0.22)
5. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2014	$65,303
Increase in goodwill related to acquisitions	5,721
Other	(911)
Balance as of June 30, 2015	$70,113
The increase in “goodwill related to acquisitions” consists of $3.3 million of goodwill related to the acquisition of a hosted voice over IP (VoIP) OSS provider in January 2015 and $2.4 million of goodwill related to the acquisition of mPortal in June

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2015. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.
6. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
License software	$32,582	$26,495
Subscription and maintenance support	53,951	52,764
Professional services and other	21,193	22,197
Total	$107,726	$101,456

Current portion	$86,319	$87,423
Non-current portion	21,407	14,033
Total	$107,726	$101,456
7. Software Licenses
The Company has entered into an agreement with a third-party that provides the Company the right to distribute its software on an unlimited basis through May 2016. In June 2015, the Company amended this agreement to extend the term of the agreement from May 2016 to December 2020.
For the period from June 2012 to May 2016, the Company has a fixed cost of $10.2 million, which is being amortized to cost of revenue over the four-year period beginning in June 2012, based on the straight line method.
For the period from June 2016 to December 2020, the Company will have a fixed cost of $17.3 million, and to the extent billed license software revenue over the extended term exceeds $850 million, the Company would be required to pay additional fees. The $17.3 million will be amortized to cost of revenue over the extended term beginning June 2016 (the expiration date of the previous agreement), based on the straight line method.
Amortization expense related to this agreement was approximately $0.6 million for each of the three months ended June 30, 2015 and 2014 and $1.3 million for each of the six months ended June 30, 2015 and 2014.
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
The initial conversion rate for the Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

change, as defined in the indenture governing the Notes (the “Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. While the Notes were not convertible as of June 30, 2015, if the Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
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
The fair value of the Notes as of June 30, 2015 and December 31, 2014 was $127.6 million and $125.1 million, respectively. The carrying amount of the equity component of the Notes was $20.0 million at June 30, 2015. The unamortized offering costs classified as debt issuance costs at June 30, 2015 were $1.2 million which is being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the Notes (in thousands):

	June 30, 2015	December 31, 2014
Convertible debt principal	$120,000	$120,000
Unamortized debt discount	(20,038)	(22,951)
Net carrying amount of convertible debt	$99,962	$97,049

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest expense	$450	$450	$900	$900
Amortization of debt issuance costs	101	101	203	203
Accretion of debt discount	1,475	1,366	2,913	2,697
Net interest expense	$2,026	$1,917	$4,016	$3,800

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at June 30, 2015, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of June 30, 2015 were as follows (in thousands):

2015 - 2017	$—
2018 and thereafter	120,000
$120,000
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
The term of stock-based grants is up to ten years, except that certain stock-based grants during fiscal years 2006 through 2009 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period was typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2014 and 2015, 1,250,000 shares were added to the 2009 Plan. At June 30, 2015, the Company had 1,192,194 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$1,841	$1,882	$3,141	$3,878
Restricted stock units	15,360	4,764	19,199	11,881
Performance stock units	986	736	1,890	2,005
Total recognized stock-based compensation expense	$18,187	$7,382	$24,230	$17,764
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	1,678,996	$26.73
Granted	304,000	31.04
Exercised	(169,643)	14.87
Forfeited	(62,519)	30.77
Expired	(23,629)	32.49
Balance, June 30, 2015	1,727,205	$28.37	7.44	$13,267

Vested at June 30, 2015	900,480	$27.05	6.21	$8,789

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended June 30, 2015 and 2014, the Company granted stock options with a weighted-average grant date fair value of $15.24 and $14.18, respectively. For the six months ended June 30, 2015 and 2014, the intrinsic value of stock options exercised was $3.5 million and $0.6 million, respectively, and cash received from stock options exercised was $2.5 million and $0.2 million, respectively.
At June 30, 2015, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $6.1 million, which is scheduled to be recognized over a weighted average period of 1.19 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2015, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	1,029,787	$32.06
Granted	1,415,992	34.03
Vested	(420,545)	33.87
Forfeited	(34,633)	33.21
Balance, June 30, 2015	1,990,601	$33.07

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At June 30, 2015, unrecognized stock-based compensation expense related to unvested RSUs was $34.7 million, which is scheduled to be recognized over a weighted average period of 1.24 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2015, stock-based compensation expense will be different from expectations.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	557,588	$26.88
Granted	—	—
Vested	—	—
Forfeited	(7,500)	27.19
Balance, June 30, 2015	550,088	$26.87

The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
At June 30, 2015, unrecognized stock-based compensation expense related to unvested PSUs was $2.6 million, which is scheduled to be recognized over a weighted average period of 1.05 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2015, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of June 30, 2015, the balance of the Company’s APIC pool related to tax windfall benefits from stock option exercises was $10.2 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $52.5 million and $49.9 million at June 30, 2015 and December 31, 2014, respectively.
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
The effective tax rate was 27.6% and 52.4% for the six months ended June 30, 2015 and 2014, respectively. For the period ended June 30, 2015 the provision for income taxes differs from the computed U.S. statutory rate primarily due to the increase in nondeductible expenses related to stock compensation, and losses from certain foreign jurisdictions that are not benefited due to a full valuation allowance. For the six months ended June 30, 2014, the provision for income taxes differs from the computed U.S. statutory rate due primarily to the discrete release of the valuation allowance related to certain foreign operations and the discrete benefit of a prior period true-up to the U.S. research and development tax credit, partially offset by a discrete expense related to the restructuring of the Company's UK operations. The Company had a benefit from income taxes of $2.4 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively, and a benefit from income taxes of $3.8 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively.
The Company has not recorded a deferred tax liability for undistributed earnings of $8.8 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in each relevant jurisdiction. The Company provides a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we do not believe it is “more-likely-than-not” that some or all of the deferred tax assets will be realized. Realization of deferred tax assets in any jurisdictions depends on various factors, including the expectation of future profitability in that jurisdiction.
The Company has recognized a deferred tax asset of $23.0 million in the United States as of December 31, 2014, which included $1.4 million of research and development tax credit carryforwards.  In addition, the Company excluded $18.9 million on a tax effected basis of U.S. tax carryforwards from the calculation and presentation of the deferred tax asset presented above, as these represent excess stock option deductions and other tax attributes that do not reduce taxes payable in the U.S. These attributes are scheduled to expire between 2019 and 2034.
Realization of the US deferred tax asset is dependent on generating sufficient taxable income prior to expiration of these US loss carryforwards.  During 2013 and 2014, the Company experienced losses in its US jurisdiction, driven largely by significant stock option expense recorded in those years. This trend in the US, however, is not expected to continue in the near term, and, although realization is not assured, management believes it is more-likely-than-not that the results of US operations will generate sufficient taxable income to support the realization of the existing deferred tax asset and any excess stock option deduction carryforwards prior to the expiration of those losses. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
12. Income (loss) per share data
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income (loss) represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss)	$(8,125)	$1,665	$(10,131)	$(5,787)
Weighted average basic common shares outstanding	29,230	28,617	29,111	28,518
Dilutive effect of stock-based awards	N/A	1,108	N/A	N/A
Weighted average diluted common shares outstanding	29,230	29,725	29,111	28,518
Net income (loss) per share:
Basic	$(0.28)	$0.06	$(0.35)	$(0.20)
Diluted	$(0.28)	$0.06	$(0.35)	$(0.20)
N/A - Not applicable because the effect was anti-dilutive given the Company's losses during the period.
Due to the cash settlement feature of the principal amount of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three and six months ended June 30, 2015 and 2014.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 1,268,212 shares for the three months ended June 30, 2015 and into 1,175,613 and 1,284,598 shares for the six months ended June 30, 2015 and 2014, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards convertible into 810,329 and 1,333,772 shares for the three months ended June 30, 2015 and 2014, respectively, and into 911,029 and 1,298,513 shares for the six months ended June 30, 2015 and 2014, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$41,183	$25,064	$70,888	$44,068
EMEA	15,965	12,159	31,569	25,426
APAC	3,701	11,518	9,666	20,508
Other	3,635	3,743	8,032	6,400
Total Revenue	$64,484	$52,484	$120,155	$96,402

	June 30, 2015	December 31, 2014
Long-Lived Assets, net
United States	$27,906	$19,049
EMEA	4,485	2,206
APAC	643	379
Other	377	397
Total Long-Lived Assets, net	$33,411	$22,031

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our dependence on the success of BroadWorks;

•	our ability to successfully deploy our BroadCloud offering, expand this offering geographically and increase the associated recurring service revenue;

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe the intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand our product offerings;

•	our international operations;

•	our significant reliance on distribution partners in international markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.
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
Industry
Traditionally, many enterprises have used premise-based PBX’s to connect their offices and people to the public telephone network. These PBX offerings were primarily voice communications based. We believe several trends are driving enterprises of all sizes to embrace the change from premise-based to cloud-based delivery of PBX functionality:

•	The increasing demand by enterprises to move business applications to the cloud for operational savings, flexibility and expanded services;

•	The demand by enterprises to offer broader communications services such as HD voice and video calling and conferencing and collaboration across their organizations;

•	The increasingly distributed nature of enterprises’ operations and workforces and the desire to provide fully integrated UC to them;

•	The proliferation of mobile devices used by employees and other workers; and

•	The rapid expansion of high quality IP bandwidth, particularly the expansion of wireless bandwidth such as Wi-Fi and VoLTE.
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
We believe the trend towards adoption of cloud-based unified communications by enterprises will continue and even accelerate over the next several years as enterprises further seek enhanced speed and flexibility for their communications services. We also believe that service providers using our products and services are strongly positioned to take advantage of this demand. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, during the remainder of 2015, we will continue our strategic investments in research and development of existing and new products, such as client and portal software, mobility and cloud-based services, including products acquired in connection with our acquisitions. We continue to invest in our service providers ability to differentiate their UC offerings, as evidenced by our acquisition of mPortal, which increases our ability to help our service provider customers to customize the UC experience. We also expect to continue to invest in our sales and our go-to-market efforts to take advantage of these market opportunities.
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
We also believe that many of the largest carriers in the world are embarking on projects to ultimately transform most, if not all, of their legacy circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. We believe transformation projects by certain of our largest service provider customers could drive significant growth for us over the next several years. We think that we are well-positioned to meet such carrier demand for these transformation projects, especially with regard to our UC and UC for VoLTE offerings. We expect that the revenue impact from these market opportunities will accelerate in 2015, although much of the initial transformational-based revenue will be generated from professional services we perform for our carrier customers, with software revenue often following in subsequent years. We accordingly expect to increase our investment in research and development and professional services resources.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended June 30, 2015 include:

•	Total revenue increased by $12.0 million or 23%, to $64.5 million, compared to $52.5 million for the quarter ended June 30, 2014;

•	Gross profit was $43.3 million, or 67% of revenue, compared to $37.6 million, or 72% of revenue, for the quarter ended June 30, 2014;

•	Loss from operations was $9.3 million, compared to income from operations of $0.5 million for the quarter ended June 30, 2014;

•	Net loss was $8.1 million, compared to net income of $1.7 million for the quarter ended June 30, 2014;

•	Net loss per diluted share was $0.28 per common share compared to net income per diluted share of $0.06 for the quarter ended June 30, 2014;

•	Revenue plus net change in deferred revenue increased by 20% to $70.8 million, compared to $59.2 million for the quarter ended June 30, 2014;

•	Deferred revenue increased by $6.4 million, compared to an increase of $6.7 million for the quarter ended June 30, 2014; and

•	Cash provided by operating activities was $9.6 million, compared to $5.7 million for the quarter ended June 30, 2014.
Some of our key non-GAAP financial highlights for the quarter ended June 30, 2015 include:

•	Non-GAAP gross profit increased to $48.1 million, or 75% of revenue, compared to $39.9 million, or 76% of revenue, for the quarter ended June 30, 2014;

•	Non-GAAP income from operations increased to $10.5 million, or 16% of revenue, compared to $9.2 million, or 18% of revenue, for the quarter ended June 30, 2014;

•	Non-GAAP net income increased to $9.7 million, or 15% of revenue, compared to $8.7 million, or 17% of revenue, for the quarter ended June 30, 2014; and

•	Non-GAAP net income per diluted share increased to $0.32 per common share, compared to $0.28 per common share for the quarter ended June 30, 2014.
For a discussion of these non-GAAP financial measures and a reconciliation of GAAP and non-GAAP financial results, please refer to “Non-GAAP Financial Measures” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Components of Operating Results
Revenue
We derive our revenue primarily from software licenses, subscription and maintenance support and professional services and other. We recognize revenue when all revenue recognition criteria have been met in accordance with revenue recognition guidance. This guidance provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.
Our total revenue consists of the following:

License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of June 30, 2015, our deferred license software revenue balance was $32.6 million, the current portion of which was $22.8 million.
Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and from subscriptions related to our delivery of BroadCloud services.
Rates for maintenance support, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the arrangement with the customer. Maintenance support revenue is recognized ratably over the maintenance support period, assuming all other revenue recognition criteria have been met. Our annual maintenance support contracts provide for software updates, upgrades and technical support. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of a maintenance contract. After the expiration of the warranty period, our customers must purchase maintenance support services to continue receiving such support.
Under our BroadCloud subscriptions, we are paid a recurring fee typically calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly or annually in advance based on the terms of the arrangement and the usage fee is billed one month in arrears.
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of June 30, 2015, our deferred subscription and maintenance support revenue balance was $54.0 million, the current portion of which was $47.7 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of June 30, 2015, our deferred professional services and other revenue balance was $21.2 million, the current portion of which was $15.8 million.
Cost of Revenue
Our total cost of revenue consists of the following:

•
Cost of license software revenue. A majority of the cost of license software revenue consists of amortization of acquired intangibles, personnel-related expenses and royalties paid to third parties whose technology or products are sold as part of BroadWorks. A significant amount of the royalty fees are for the underlying embedded data base technology within BroadWorks for which we currently incur a fixed expense per quarter. Personnel-related expenses include salaries, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

•
Cost of subscription and maintenance support revenue. Cost of subscription and maintenance support revenue consists primarily of personnel-related expenses and other direct costs associated with support and maintenance obligations to our customers who have licensed our software and BroadCloud services, including maintenance and support expenses due to our use of third party software, amortization of acquired intangibles and operating and depreciation expenses associated with the delivery of BroadCloud services.

•
Cost of professional services and other revenue. Cost of professional services and other revenue consists primarily of personnel-related expenses and other direct costs associated with the delivery of our professional services, including amortization of acquired intangibles.

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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning of period deferred revenue balance	$101,367	$74,078	$101,456	$77,662
End of period deferred revenue balance	107,726	80,792	107,726	80,792
Increase in deferred revenue	6,359	6,714	6,270	3,130
Revenue	64,484	52,484	120,155	96,402
Revenue plus net change in deferred revenue	$70,843	$59,198	$126,425	$99,532
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We grew our total headcount to 1,162 employees at June 30, 2015 from 867 employees at December 31, 2014, and we expect to continue hiring additional employees to support our anticipated growth. We expect our operating expenses to increase in 2015 primarily due to increases in headcount and stock-based compensation expense due to an equity grant in April 2015.
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
General and administrative expenses. General and administrative expenses consist primarily of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation, benefits and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other administrative expenses.
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense on a graded basis over the requisite service period, which is the vesting period, of the award. For the three months ended June 30, 2015 and 2014, we recorded stock-based compensation expense of $18.2 million and $7.4 million, respectively and for the six months ended June 30, 2015 and 2014, we recorded stock-based compensation expense of $24.2 million and $17.8 million, respectively.
Based on stock-based awards outstanding as of June 30, 2015, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $43.4 million over a weighted average period of approximately 1.22 years.
Other Expense, Net
Other expense, net, consists primarily of interest income, interest expense and foreign currency translation gains and losses. Interest income represents interest received on our cash and cash equivalents and restricted cash. Interest expense consists primarily of the interest related to our 1.50% convertible senior notes due in 2018, or the Notes. Foreign currency translation gains and losses relate to the revaluation of foreign currency denominated trade receivables.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended June 30, 2015, we have net operating loss carryforwards to utilize in the U.S.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for the us in first quarter of fiscal 2018, with early adoption to fiscal year 2017 permitted. The standard allows entities to apply either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are evaluating the impact of adopting this new standard on our financial statements and our method of adoption.
In April 2015, the FASB issued Accounting Standards Updated 2015-03, Interest-Imputation of Interest ("ASU 2015-03"), which provides updated guidance for accounting for debt issuance costs. The update is intended to simplify and standardize the presentation of debt issuance costs. The guidance requires that the we present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. We will adopt this accounting guidance in the first quarter of fiscal year 2016, applied on a retrospective basis. The adoption will result in a corresponding reduction to the deferred interest asset balances and the Notes liability balance on the balance sheet for all period presented.
Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$30,091	47%	$25,649	49%	$4,442	17%
Subscription and maintenance support	27,026	42	21,958	42	5,068	23
Professional services and other	7,367	11	4,877	9	2,490	51
Total revenue	$64,484	100%	$52,484	100%	$12,000	23%

Revenue by Geography:
Americas	$44,818	70%	$28,807	55%	$16,011	56%
EMEA	15,965	24	12,159	23	3,806	31
APAC	3,701	6	11,518	22	(7,817)	(68)
Total revenue	$64,484	100%	$52,484	100%	$12,000	23%
Total revenue for the three months ended June 30, 2015 increased by 23%, or $12.0 million, to $64.5 million as compared to the same period in 2014. This growth was driven by a 17% increase in license software revenue, a 23% increase in subscription and maintenance support revenue and a 51% increase in professional services and other revenue. Deferred revenue increased by $6.4 million for the three months ended June 30, 2015, compared to an increase of $6.7 million for the same period in 2014.
Americas revenue for the three months ended June 30, 2015 increased by 56%, or $16.0 million, to $44.8 million as compared to the same period in 2014. The increase in Americas revenue for the three months ended June 30, 2015 was due to increases in license software revenue, subscription and maintenance support revenue and professional services and other revenues.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended June 30, 2015 increased 31%, or $3.8 million, to $16.0 million as compared to the same period in 2014. The increase in EMEA revenue for the three months ended June 30, 2015 was primarily due to an increase in license software revenue and an increase in subscription revenue related to our BroadCloud offering.
Asia Pacific, or APAC, revenue for the three months ended June 30, 2015 decreased by 68%, or $7.8 million, to $3.7 million compared to the same period in 2014. The decrease in APAC revenue for the three months ended June 30, 2015 was primarily due to the recognition of revenue in the prior year related to a multi-year project for an APAC service provider customer.
License Software
License software revenue for the three months ended June 30, 2015 increased by 17%, or $4.4 million, to $30.1 million, compared to the same period in 2014. The increase in license software revenue for the three months ended June 30, 2015 reflects an increase in license software revenue in the Americas and EMEA, partially offset by a decrease in license software revenue in APAC. Deferred license software revenue increased by $1.8 million for the three months ended June 30, 2015, compared to an increase of $3.6 million for the same period in 2014.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended June 30, 2015 increased by 23%, or $5.1 million, to $27.0 million, compared to the same period in 2014. The increase in subscription and maintenance support revenue for the three months ended June 30, 2015 was primarily the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions. Our BroadCloud subscription revenue for the three months ended June 30, 2015 increased by $2.8 million to $8.5 million, compared to the same period in 2014. Our maintenance support revenue grew as a result of growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue increased by $2.7 million for the three months ended June 30, 2015, compared to a decrease of $1.1 million for the same period in 2014.
Professional Services and Other
Professional services and other revenue for the three months ended June 30, 2015 increased by 51%, or $2.5 million, to $7.4 million, compared to the same period in 2014. The increase in professional services and other revenue for the three months ended June 30, 2015 was primarily due to increased professional services activity, including contributions from recent acquisitions, and the timing of revenue recognition. Deferred professional services and other revenue increased by $1.8 million for the three months ended June 30, 2015, compared to an increase of $4.2 million for the same period in 2014.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$3,020	10%	$2,529	10%	$491	19%
Subscription and maintenance support	10,533	39	8,606	39	1,927	22
Professional services and other	7,643	104	3,726	76	3,917	105
Total cost of revenue	$21,196	33%	$14,861	28%	$6,335	43%
Gross Profit:
License software	$27,071	90%	$23,120	90%	$3,951	17%
Subscription and maintenance support	16,493	61	13,352	61	3,141	24
Professional services and other	(276)	(4)	1,151	24	(1,427)	(124)
Total gross profit	$43,288	67%	$37,623	72%	$5,665	15%
For the three months ended June 30, 2015, our gross margin decreased to 67% of revenue as compared to 72% for the same period in 2014, and our gross profit increased by 15%, or $5.7 million, to $43.3 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the three months ended June 30, 2015, license software gross margin remained approximately unchanged at 90% as compared to the same period in 2014 and license software gross profit increased by 17% to $27.1 million. License software cost of revenue increased by 19%, or $0.5 million, to $3.0 million for the three months ended June 30, 2015, compared to the same period in 2014. The increase in license software cost of revenue was primarily due to a $0.2 million increase in amortization of acquired intangibles and a $0.4 million increase in personnel-related costs, of which $0.4 million related to stock-based compensation expense, partially offset by a $0.2 million decrease in software expenses. The increase in license software gross profit was driven by higher revenue growth relative to growth in license software cost of revenue.
For the three months ended June 30, 2015, subscription and maintenance support gross margin remained approximately unchanged at 61% as compared to the same period in 2014 and subscription and maintenance support gross profit increased by 24% to $16.5 million. Subscription and maintenance support cost of revenue increased by 22%, or $1.9 million, to $10.5 million for the three months ended June 30, 2015, compared to the same period in 2014. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our BroadCloud offerings. The increase was primarily due to a $1.3 million increase in personnel-related costs, of which $0.9 million related to stock-based compensation expense, and a $0.7 million increase in operational costs associated with hosting the BroadCloud services. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the three months ended June 30, 2015, professional services and other gross margin decreased to (4)% as compared to 24% for the same period in 2014 and professional services and other gross profit decreased by 124% to a gross loss of $0.3 million. Professional services and other cost of revenue increased by 105%, or $3.9 million to $7.6 million for the three months ended June 30, 2015, compared to the same period in 2014. The increase in professional services and other cost of revenue was primarily due to a $2.6 million increase in personnel-related costs, of which $1.2 million related to stock-based compensation expense, a $0.5 million increase in hardware expenses, a $0.2 million increase in consulting expenses and a $0.4 million increase in travel expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$23,415	36%	$17,146	33%	$6,269	37%
Research and development	17,267	27	12,227	23	5,040	41
General and administrative	11,875	18	7,777	15	4,098	53
Total operating expenses	$52,557	82%	$37,150	71%	$15,407	41%
Sales and Marketing. Sales and marketing expense increased by 37%, or $6.3 million, to $23.4 million for the three months ended June 30, 2015, compared to the same period in 2014. This increase was primarily due to a $5.5 million increase in personnel-related costs, of which $4.1 million related to stock-based compensation expense, a $0.2 million increase in consulting expense and a $0.3 million increase in recruiting and training expenses.
Research and Development. Research and development expense increased by 41%, or $5.0 million, to $17.3 million for the three months ended June 30, 2015, compared to the same period in 2014. This increase was primarily due to a $4.5 million increase in personnel-related costs, of which $2.9 million related to stock-based compensation expense, and a $0.2 million increase in depreciation expense.
General and Administrative. General and administrative expense increased by 53%, or $4.1 million, to $11.9 million for the three months ended June 30, 2015, compared to the same period in 2014. This increase was primarily due to a $2.1 million increase in personnel-related costs, of which $1.4 million related to stock-based compensation expense, and a $1.5 million increase in third-party legal and consulting expenses.
Income (Loss) from Operations
We had loss from operations of $9.3 million for the three months ended June 30, 2015, as compared to income from operations of $0.5 million for the same period in 2014.
Other Expense

	Three Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$1,745	3%	$1,796	3%	$(51)	(3)%
Other, net	(484)	*	(206)	*	(278)	135%
Total other expense, net	$1,261	2%	$1,590	3%	$(329)	(21)%

*	Less than 1%
Other expense, net for the three months ended June 30, 2015 decreased by $0.3 million compared to the same period in 2014, primarily due to the increase in foreign currency translation gains related to the revaluation of foreign currency denominated trade receivables.
Benefit from Income Taxes
Benefit from income taxes was $2.4 million for the three months ended June 30, 2015, compared to $2.8 million for the same period in 2014. The decrease in our tax benefit is due primarily to an increase in the estimated nondeductible expenses related to stock-based compensation expense and changes in the mix of earnings by jurisdiction. In addition, our results for the three months ended June 30, 2015 do not include benefits from U.S. research and development tax credits, due to the expiration of the statute as of December 31, 2014, or from the one-time benefit resulting from a discrete release of a valuation allowance in certain foreign jurisdictions, which were included in the same period in 2014.
Comparison of the Six Months Ended June 30, 2015 and 2014
Revenue

	Six Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$53,027	44%	$42,791	44%	$10,236	24%
Subscription and maintenance support	52,435	44	43,084	45	9,351	22
Professional services and other	14,693	12	10,527	11	4,166	40
Total revenue	$120,155	100%	$96,402	100%	$23,753	25%

Revenue by Geography:
Americas	$78,920	66%	$50,468	52%	$28,452	56%
EMEA	31,569	26	25,426	27	6,143	24
APAC	9,666	8	20,508	21	(10,842)	(53)
Total revenue	$120,155	100%	$96,402	100%	$23,753	25%
Total revenue for the six months ended June 30, 2015 increased by 25% or $23.8 million to $120.2 million as compared to the same period in 2014. This growth was driven by a 24% increase in license software revenue, a 22% increase in subscription and maintenance support revenue and a 40% increase in professional services and other revenue. Deferred revenue increased by $6.3 million for the six months ended June 30, 2015, compared to an increase of $3.1 million for the same period in 2014.
Americas revenue for the six months ended June 30, 2015 increased by 56%, or $28.5 million, to $78.9 million as compared to the same period in 2014. The increase in Americas revenue for the six months ended June 30, 2015 was primarily due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenues.
EMEA revenue for the six months ended June 30, 2015 increased 24%, or $6.1 million, to $31.6 million as compared to the same period in 2014. The increase in EMEA revenue for the six months ended June 30, 2015 was primarily due to an increase in license software revenue and an increase in subscription revenue related to our BroadCloud offering, partially offset by a decrease in professional services and other revenues.
APAC revenue for the six months ended June 30, 2015 decreased by 53%, or $10.8 million, to $9.7 million compared to the same period in 2014. The decrease in APAC revenue for the six months ended June 30, 2015 was primarily due to the recognition of revenue in the prior year related to a multi-year project for an APAC service provider customer.
License Software
License software revenue for the six months ended June 30, 2015 increased by 24%, or $10.2 million, to $53.0 million, compared to the same period in 2014. The increase in license software revenue for the six months ended June 30, 2015 reflects an increase in license software revenue in the Americas and EMEA, partially offset by a decrease in license software revenue in APAC. Deferred license software revenue increased by $6.1 million for the six months ended June 30, 2015, compared to an increase of $2.2 million for the same period in 2014.
Subscription and Maintenance Support

Subscription and maintenance support revenue for the six months ended June 30, 2015 increased by 22%, or $9.4 million, to $52.4 million, compared to the same period in 2014. The increase in subscription and maintenance support revenue for the six months ended June 30, 2015 was primarily the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions. Our BroadCloud subscription revenue for the six months ended June 30, 2015 increased by $5.4 million to $16.7 million, compared to the same period in 2014. Our maintenance support revenue grew as a result of growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue increased by $1.2 million for the six months ended June 30, 2015, compared to a decrease of $1.1 million for the same period in 2014.
Professional Services and Other
Professional services and other revenue for the six months ended June 30, 2015 increased by 40%, or $4.2 million, to $14.7 million, compared to the same period in 2014. The increase in professional services and other revenue for the six months ended June 30, 2015 was primarily due to increased professional services activity, including contributions from recent acquisitions, and the timing of revenue recognition. Deferred professional services and other revenue decreased by $1.0 million for the six months ended June 30, 2015, compared to an increase of $2.0 million for the same period in 2014.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$5,642	11%	$4,651	11%	$991	21%
Subscription and maintenance support	19,320	37	16,052	37	3,268	20
Professional services and other	12,046	82	7,215	69	4,831	67
Total cost of revenue	$37,008	31%	$27,918	29%	$9,090	33%
Gross Profit:
License software	$47,385	89%	$38,140	89%	$9,245	24%
Subscription and maintenance support	33,115	63	27,032	63	6,083	23
Professional services and other	2,647	18	3,312	31	(665)	(20)
Total gross profit	$83,147	69%	$68,484	71%	$14,663	21%
For the six months ended June 30, 2015, our gross margin decreased to 69% of revenue as compared to 71% for the same period in 2014, and our gross profit increased by 21%, or $14.7 million, to $83.1 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the six months ended June 30, 2015, license software gross margin remained approximately unchanged at 89% as compared to the same period in 2014 and license software gross profit increased by 24% to $47.4 million. License software cost of revenue increased by 21%, or $1.0 million, to $5.6 million for the six months ended June 30, 2015, compared to the same period in 2014. The increase in license software cost of revenue was primarily due to a $0.4 million increase in amortization of acquired intangibles and a $0.4 million increase in personnel-related costs, of which $0.2 million related to stock-based compensation expense. The increase in license software gross profit was driven by higher revenue growth relative to growth in license software cost of revenue.
For the six months ended June 30, 2015, subscription and maintenance support gross margin remained approximately unchanged at 63% as compared to the same period in 2014 and subscription and maintenance support gross profit increased by 23% to $33.1 million. Subscription and maintenance support cost of revenue increased by 20%, or $3.3 million, to $19.3 million for the six months ended June 30, 2015, compared to the same period in 2014. The increase in subscription and maintenance support cost of revenue was primarily related to our continued investment in our product offerings, primarily our BroadCloud offerings. The increase was primarily due to a $1.6 million increase in personnel-related costs, of which $0.7 million related to stock-based compensation expense, and a $1.6 million increase in operational costs associated with hosting the BroadCloud services. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the six months ended June 30, 2015, professional services and other gross margin decreased to 18% as compared to 31% for the same period in 2014 and professional services and other gross profit decreased by 20% to $2.6 million. Professional services and other cost of revenue increased by 67%, or $4.8 million to $12.0 million for the six months ended June 30, 2015, compared to the same period in 2014. The increase in professional services and other cost of revenue was primarily due to a $3.3 million increase in personnel-related costs, of which $1.2 million related to stock-based compensation expense, a $0.7 million increase in outside consulting expenses and a $0.5 million increase in travel expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Six Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$40,683	34%	$35,002	36%	$5,681	16%
Research and development	30,935	26	25,552	27	5,383	21
General and administrative	20,679	17	16,682	17	3,997	24
Total operating expenses	$92,297	77%	$77,236	80%	$15,061	19%
Sales and Marketing. Sales and marketing expense increased by 16%, or $5.7 million to $40.7 million for the six months ended June 30, 2015, compared to the same period in 2014. The increase was primarily due to a $4.5 million increase in personnel-related costs, of which $2.8 million of stock-based compensation expense, a $0.2 million increase in depreciation expense, a $0.3 million increase in software expenses and a $0.2 million increase in recruiting expenses.
Research and Development. Research and development expense increased by 21%, or $5.4 million to $30.9 million for the six months ended June 30, 2015, compared to the same period in 2014. This increase was primarily due to a $4.0 million increase in personnel-related costs, of which $1.6 million related to stock-based compensation expense, a $0.4 million increase in depreciation expense, a $0.3 million increase in equipment and software expenses and a $0.2 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 24%, or $4.0 million, to $20.7 million for the six months ended June 30, 2015, compared to the same period in 2014. This increase was primarily due to a $1.1 million increase in personnel-related costs, of which $0.1 million related to stock-based compensation expense, a $2.3 million increase in third party legal and consulting expenses and a $0.2 million increase depreciation expense.
Loss from Operations
We had a loss from operations of $9.2 million for the six months ended June 30, 2015, as compared to $8.8 million for the same period in 2014.
Other Expense

	Six Months Ended June 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$3,520	3%	$3,568	4%	$(48)	(1)%
Other, net	1,223	1%	(169)	*	1,392	(824)%
Total other expense, net	$4,743	4%	$3,399	4%	$1,344	40%

*	Less than 1%
Other expense, net for the six months ended June 30, 2015 increased by approximately $1.3 million compared to the same period in 2014, primarily due to foreign currency translation losses related to the revaluation of foreign currency denominated trade receivables.
Benefit From Income Taxes
Benefit from income tax was $3.8 million for the six months ended June 30, 2015, compared to $6.4 million for the same period in 2014. The decrease in our tax benefit is due primarily to an increase in the estimated nondeductible expenses related to stock-based compensation expense and changes in the mix of earnings by jurisdiction. In addition, our results for the six months ended June 30, 2015 do not include benefits from U.S. research and development tax credits, due to the expiration of the statute as of December 31, 2014, or from the one-time benefit resulting from a discrete release of a valuation allowance in certain foreign jurisdictions, which were included in the same period in 2014.
Liquidity and Capital Resources
Resources
Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$78,675	$101,543
Accounts receivable, net	91,295	81,794
Working capital	159,594	170,595

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$13,692	$12,539
Investing activities	(33,822)	(16,553)
Financing activities	(1,889)	4,542
Our cash and cash equivalents at June 30, 2015 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash is not included in cash and cash equivalents.
Operating Activities
For the six months ended June 30, 2015, net cash provided by operating activities was $13.7 million, compared to $12.5 million for the same period in 2014. The increase was primarily due to the $19.5 million increase from the net change in other current and long-term assets and liabilities, partially offset by the $14.0 million decrease due to the aggregate change in non-cash items and an increase in net loss of $4.3 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the six months ended June 30, 2015, net cash used in investing activities was

$33.8 million, compared to $16.6 million for the same period in 2014. This increase was attributable to a $17.7 million increase in payments for acquisitions and a $2.5 million increase in capital expenditures for property and equipment, partially offset by a $3.6 million decrease in net purchases of marketable securities, compared to the same period in 2014.
Financing Activities
For the six months ended June 30, 2015, net cash used in financing activities was $1.9 million, compared to net cash provided by financing activities of $4.5 million for the same period in 2014. Net cash used in financing activities primarily consisted of taxes paid on the vesting of restricted stock units of $4.8 million, partially offset by proceeds from the exercise of stock options of $2.5 million and the tax windfall benefits from stock options exercised of $0.4 million.
Borrowings and Credit Facilities
Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of the Notes, with net proceeds of approximately $116 million. The Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the Notes is approximately $41.99 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. See Note 8, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the Notes.
Operating and Capital Expenditure Requirements
We believe that the cash generated from operations, our current cash, cash equivalents and short-term and long-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow, through organic growth and acquisitions, as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology and enterprise resource planning system. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of June 30, 2015 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2015	2016 - 2017	2018 - 2019	After 2019
Convertible Senior Notes, including interest *	$125,400	$900	$3,600	$120,900	$—
Operating lease obligations	23,453	2,441	9,071	6,451	5,490
Total	$148,853	$3,341	$12,671	$127,351	$5,490

*
Contractual interest obligations related to the Notes totaled $5.4 million at June 30, 2015, including $0.9 million, $3.6 million and $0.9 million due in the years 2015, 2016-2017 and 2018-2019, respectively.

As of June 30, 2015, we had unrecognized tax benefits of $2.5 million. We do not expect to recognize any of these benefits in 2015. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
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
The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP income from operations and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “cost of revenue,” “gross profit,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.
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
Non-GAAP operating expenses, sales and marketing expense, research and development expense and general and administrative expense. We define non-GAAP operating expenses as operating expense less stock-based compensation expense allocated to sales and marketing, research and development and general and administrative expenses. Similarly, we define non-GAAP sales and marketing, research and development and general and administrative expenses as the relevant GAAP measure less stock-based compensation expense allocated to the particular expense item.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$3,020	$2,529	$5,642	$4,651
(percent of related revenue)	10%	10%	11%	11%
Less:
Stock-based compensation expense	525	157	639	414
Amortization of acquired intangible assets	419	226	868	452
Non-GAAP license cost of revenue	$2,076	$2,146	$4,135	$3,785
(percent of related revenue)	7%	8%	8%	9%

GAAP subscription and maintenance support cost of revenue	$10,533	$8,606	$19,320	$16,052
(percent of related revenue)	39%	39%	37%	37%
Less:
Stock-based compensation expense	1,420	521	1,870	1,210
Amortization of acquired intangible assets	1,056	1,164	2,111	2,348
Non-GAAP subscription and maintenance support cost of revenue	$8,057	$6,921	$15,339	$12,494
(percent of related revenue)	30%	32%	29%	29%

GAAP professional services and other cost of revenue	$7,643	$3,726	$12,046	$7,215
(percent of related revenue)	104%	76%	82%	69%
Less:
Stock-based compensation expense	1,377	173	1,654	418
Amortization of acquired intangible assets	58	—	58	—
Non-GAAP professional services and other cost of revenue	$6,208	$3,553	$10,334	$6,797
(percent of related revenue)	84%	73%	70%	65%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$43,288	$37,623	$83,147	$68,484
(percent of total revenue)	67%	72%	69%	71%
Plus:
Stock-based compensation expense	3,322	851	4,163	2,042
Amortization of acquired intangible assets	1,533	1,390	3,037	2,800
Non-GAAP gross profit	$48,143	$39,864	$90,347	$73,326
(percent of total revenue)	75%	76%	75%	76%

GAAP license gross profit	$27,071	$23,120	$47,385	$38,140
(percent of related revenue)	90%	90%	89%	89%
Plus:
Stock-based compensation expense	525	157	639	414
Amortization of acquired intangible assets	419	226	868	452
Non-GAAP license gross profit	$28,015	$23,503	$48,892	$39,006
(percent of related revenue)	93%	92%	92%	91%

GAAP subscription and maintenance support gross profit	$16,493	$13,352	$33,115	$27,032
(percent of related revenue)	61%	61%	63%	63%
Plus:
Stock-based compensation expense	1,420	521	1,870	1,210
Amortization of acquired intangible assets	1,056	1,164	2,111	2,348
Non-GAAP subscription and maintenance support gross profit	$18,969	$15,037	$37,096	$30,590
(percent of related revenue)	70%	68%	71%	71%

GAAP professional services and other gross profit (loss)	$(276)	$1,151	$2,647	$3,312
(percent of related revenue)	(4)%	24%	18%	31%
Plus:
Stock-based compensation expense	1,377	173	1,654	418
Amortization of acquired intangible assets	58	—	58	—
Non-GAAP professional services and other gross profit	$1,159	$1,324	$4,359	$3,730
(percent of related revenue)	16%	27%	30%	35%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$(9,269)	$473	$(9,150)	$(8,752)
(percent of total revenue)	(14)%	1%	(8)%	(9)%
Plus:
Stock-based compensation expense	18,187	7,382	24,230	17,764
Amortization of acquired intangible assets	1,533	1,390	3,037	2,800
Non-GAAP income from operations	$10,451	$9,245	$18,117	$11,812
(percent of total revenue)	16%	18%	15%	12%

GAAP operating expense	$52,557	$37,150	$92,297	$77,236
(percent of total revenue)	82%	71%	77%	80%
Less:
Stock-based compensation expense	14,865	6,531	20,067	15,722
Non-GAAP operating expense	$37,692	$30,619	$72,230	$61,514
(percent of total revenue)	58%	58%	60%	64%

GAAP sales and marketing expense	$23,415	$17,146	$40,683	$35,002
(percent of total revenue)	36%	33%	34%	36%
Less:
Stock-based compensation expense	6,666	2,565	8,804	5,979
Non-GAAP sales and marketing expense	$16,749	$14,581	$31,879	$29,023
(percent of total revenue)	26%	28%	27%	30%

GAAP research and development expense	$17,267	$12,227	$30,935	$25,552
(percent of total revenue)	27%	23%	26%	27%
Less:
Stock-based compensation expense	5,068	2,304	6,891	5,510
Non-GAAP research and development expense	$12,199	$9,923	$24,044	$20,042
(percent of total revenue)	19%	19%	20%	21%

GAAP general and administrative expense	$11,875	$7,777	$20,679	$16,682
(percent of total revenue)	18%	15%	17%	17%
Less:
Stock-based compensation expense	3,131	1,662	4,372	4,233
Non-GAAP general and administrative expense	$8,744	$6,115	$16,307	$12,449
(percent of total revenue)	14%	12%	14%	13%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net income (loss)	$(8,125)	$1,665	$(10,131)	$(5,787)
(percent of total revenue)	(13)%	3%	(8)%	(6)%
Adjusted for:
Stock-based compensation expense	18,187	7,382	24,230	17,764
Amortization of acquired intangible assets	1,533	1,390	3,037	2,800
Non-cash interest expense on our notes	1,576	1,467	3,116	2,900
Foreign currency transaction losses (gains)	(484)	(206)	1,223	(169)
Non-cash tax provision (benefit)	(2,962)	(2,960)	(4,471)	(6,587)
Non-GAAP net income	$9,725	$8,738	$17,004	$10,921
(percent of total revenue)	15%	17%	14%	11%

GAAP net income (loss) per basic common share	$(0.28)	$0.06	$(0.35)	$(0.20)
Adjusted for:
Stock-based compensation expense	0.62	0.26	0.83	0.62
Amortization of acquired intangible assets	0.05	0.05	0.10	0.10
Non-cash interest expense on our notes	0.05	0.05	0.11	0.10
Foreign currency transaction losses (gains)	(0.02)	(0.01)	0.04	(0.01)
Non-cash tax provision (benefit)	(0.10)	(0.10)	(0.15)	(0.23)
Non-GAAP net income per basic common share	$0.33	$0.29	$0.58	$0.38

GAAP net income (loss) per diluted common share	$(0.28)	$0.06	$(0.35)	$(0.20)
Adjusted for:
Stock-based compensation expense	0.60	0.24	0.80	0.60
Amortization of acquired intangible assets	0.05	0.05	0.10	0.09
Non-cash interest expense on our notes	0.05	0.05	0.10	0.11
Foreign currency transaction losses (gains)	(0.02)	(0.01)	0.04	(0.01)
Non-cash tax provision (benefit)	(0.10)	(0.10)	(0.15)	(0.22)
Non-GAAP net income per diluted common share	$0.32	$0.28	$0.56	$0.37

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At June 30, 2015, we had long-term debt of $120.0 million associated with our Notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at June 30, 2015, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $1.5 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
James A. Tholen Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)
Date: August 3, 2015