Form 10-Q
period 2015-09-30
BROADSOFT, INC.
filed 2015-11-04
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on November 2, 2015, was 28,829,216.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$211,837	$101,543
Short-term investments	55,071	68,923
Accounts receivable, net of allowance for doubtful accounts of $85 and $286 at September 30, 2015 and December 31, 2014, respectively	102,005	81,794
Deferred tax assets, current	18,207	14,302
Other current assets	14,441	12,272
Total current assets	401,561	278,834
Long-term assets:
Property and equipment, net	18,191	14,363
Long-term investments	62,031	52,030
Intangible assets, net	20,199	15,568
Goodwill	69,705	65,303
Deferred tax assets	456	10,495
Other long-term assets	9,664	7,281
Total long-term assets	180,246	165,040
Total assets	$581,807	$443,874
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$29,041	$21,222
Deferred revenue, current	90,216	87,423
Total current liabilities	119,257	108,645
Convertible senior notes	185,155	95,628
Deferred revenue	19,462	14,033
Other long-term liabilities	12,635	5,319
Total liabilities	336,509	223,625
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 28,791,838 and 28,943,336 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	288	290
Additional paid-in capital	347,535	279,642
Accumulated other comprehensive loss	(10,675)	(7,712)
Accumulated deficit	(91,850)	(51,971)
Total stockholders’ equity	245,298	220,249
Total liabilities and stockholders’ equity	$581,807	$443,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue:
License software	$31,343	$25,679	$84,370	$68,470
Subscription and maintenance support	29,828	24,216	82,263	67,300
Professional services and other	7,926	4,734	22,619	15,261
Total revenue	69,097	54,629	189,252	151,031
Cost of revenue:
License software	2,527	2,488	8,169	7,139
Subscription and maintenance support	9,902	8,284	29,222	24,336
Professional services and other	10,164	4,239	22,210	11,454
Total cost of revenue	22,593	15,011	59,601	42,929
Gross profit	46,504	39,618	129,651	108,102
Operating expenses:
Sales and marketing	21,383	16,198	62,066	51,200
Research and development	15,249	11,654	46,184	37,206
General and administrative	10,944	8,551	31,623	25,233
Total operating expenses	47,576	36,403	139,873	113,639
Income (loss) from operations	(1,072)	3,215	(10,222)	(5,537)
Other expense:
Interest expense, net	2,525	1,812	6,045	5,380
Other, net	4,088	907	5,311	738
Total other expense, net	6,613	2,719	11,356	6,118
Income (loss) before income taxes	(7,685)	496	(21,578)	(11,655)
Provision for (benefit from) income taxes	(2,931)	2,788	(6,693)	(3,576)
Net loss	$(4,754)	$(2,292)	$(14,885)	$(8,079)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.08)	$(0.51)	$(0.28)
Weighted average common shares outstanding:
Basic and diluted	29,322	28,722	29,182	28,587
Stock-based compensation expense included above:
Cost of revenue	$2,848	$719	$7,011	$2,761
Sales and marketing	3,493	2,164	12,297	8,143
Research and development	2,703	2,008	9,594	7,518
General and administrative	2,009	1,214	6,381	5,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(4,754)	$(2,292)	$(14,885)	$(8,079)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,133)	(3,171)	(3,118)	(2,743)
Unrealized gain (loss) on investments	112	(32)	155	(55)
Total other comprehensive loss, net of tax	(1,021)	(3,203)	(2,963)	(2,798)
Comprehensive loss	$(5,775)	$(5,495)	$(17,848)	$(10,877)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2014	$220,249	28,943	$290	$279,642	$(7,712)	$(51,971)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(4,539)	640	6	(4,545)	—	—
Repurchase of common stock	(25,002)	(791)	(8)	—	—	(24,994)
Equity component of 2022 convertible senior notes issuance, net of issuance costs	67,792	—	—	67,792	—	—
Equity component of 2018 convertible senior notes repurchase	(6,751)	—	—	(6,751)	—	—
Deferred tax liability related to convertible senior notes, net	(23,446)	—	—	(23,446)	—	—
Stock-based compensation expense	35,596	—	—	35,596	—	—
Tax shortfall on exercises of stock options	(753)	—	—	(753)	—	—
Foreign currency translation adjustment	(3,118)	—	—	—	(3,118)	—
Unrealized gain on investments	155	—	—	—	155	—
Net loss	(14,885)	—	—	—	—	(14,885)
Balance September 30, 2015	$245,298	28,792	$288	$347,535	$(10,675)	$(91,850)
Balance December 31, 2013	$200,511	28,305	$283	$254,736	$(1,525)	$(52,983)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(6,341)	490	5	(6,346)	—	—
Stock-based compensation expense	23,040	—	—	23,040	—	—
Tax windfall benefits on exercises of stock options	7,730	—	—	7,730	—	—
Foreign currency translation adjustment	(2,743)	—	—	—	(2,743)	—
Unrealized loss on investments	(55)	—	—	—	(55)	—
Net loss	(8,079)	—	—	—	—	(8,079)
Balance September 30, 2014	$214,063	28,795	$288	$279,160	$(4,323)	$(61,062)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,885)	$(8,079)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,844	9,132
Amortization of software licenses	2,614	2,471
Stock-based compensation expense	35,283	23,869
Provision for doubtful accounts	6	100
Provision for (benefit from) deferred income taxes	(7,040)	48,939
Excess tax benefit related to stock-based compensation	(1,247)	(7,817)
Non-cash interest expense on convertible senior notes	5,441	4,385
Payment of original convertible senior notes issuance discount	(1,094)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,005)	7,012
Other current and long-term assets	(6,718)	(59,211)
Accounts payable, accrued expenses and other long-term liabilities	4,324	6,496
Current and long-term deferred revenue	7,723	4,303
Net cash provided by operating activities	18,246	31,600
Cash flows from investing activities:
Additions to property and equipment	(10,813)	(9,011)
Payments for acquisitions, net of cash acquired	(17,733)	(3,650)
Purchases of marketable securities	(155,333)	(78,665)
Proceeds from sale of marketable securities	101,933	—
Proceeds from maturities of marketable securities	57,251	71,934
Change in restricted cash	—	562
Net cash used in investing activities	(24,695)	(18,830)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,983	367
Taxes paid on vesting of RSUs	(7,522)	(6,708)
Excess tax benefit related to share-based compensation	1,247	7,817
Repurchase of common stock	(25,002)	—
Proceeds from issuance of 2022 convertible senior notes, net of issuance costs	194,822	—
Repurchase of 2018 convertible senior notes	(48,601)	—
Net cash provided by financing activities	117,927	1,476
Effect of exchange rate changes on cash and cash equivalents	(1,184)	(653)
Net increase in cash and cash equivalents	110,294	13,593
Cash and cash equivalents, beginning of period	101,543	69,866
Cash and cash equivalents, end of period	$211,837	$83,459

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two adoption methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest ("ASU 2015-03"), which provides updated guidance for accounting for debt issuance costs. The update is intended to simplify and standardize the presentation of debt issuance costs. The guidance requires that the Company present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the treatment of debt discounts. The Company adopted the new guidance effective July 1, 2015 and reclassified its unamortized debt issuance costs from "other current assets"

and "other long-term assets" to "convertible senior notes" on the consolidated balance sheets for all periods presented. The balances of unamortized debt issuance costs reclassified as of December 31, 2014 were $0.4 million and $1.0 million from other current assets and other long-term assets, respectively.
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

	September 30, 2015
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$161,219
Total cash equivalents		$161,219

U.S. agency notes	142 - 246 days	$20,010
Corporate bonds	13 - 355 days	35,061
Total short-term investments		$55,071

U.S. agency notes	436 - 891 days	$13,984
Corporate bonds	380 - 938 days	48,047
Total long-term investments		$62,031

The following table summarizes the Company's investments at September 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$33,959	$35	$—	$33,994
Corporate bonds	83,090	76	(58)	83,108
Total investments	$117,049	$111	$(58)	$117,102

The following table summarizes the Company's investments at December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$51,270	$13	$(26)	$51,257
Corporate bonds	69,786	4	(94)	69,696
Total investments	$121,056	$17	$(120)	$120,953

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$161,235	$161,235	$56,864	$56,864
Short and long-term investments	117,102	117,102	120,953	120,953
Total assets	$278,337	$278,337	$177,817	$177,817
* Includes an immaterial amount of restricted cash as of September 30, 2015 and December 31, 2014 and excludes $50.6 million and $44.7 million of operating cash balances as of September 30, 2015 and December 31, 2014, respectively.
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

	September 30, 2015	Level 1	Level 2	Level 3
Money market funds	$161,219	$161,219	$—	$—
Certificates of deposit	16	16	—	—
Total cash equivalents and certificates of deposit*	161,235	161,235	—	—
U.S. agency notes	33,994	—	33,994	—
Corporate bonds	83,108	—	83,108	—
Total investments	117,102	—	117,102	—
Total cash equivalents, certificates of deposit and investments	$278,337	$161,235	$117,102	$—

	December 31, 2014	Level 1	Level 2	Level 3
Money market funds	$56,847	$56,847	$—	$—
Certificates of deposit	17	17	—	—
Total cash equivalents and certificates of deposit*	56,864	56,864	—	—
U.S. agency notes	51,257	—	51,257	—
Corporate bonds	69,696	—	69,696	—
Total investments	120,953	—	120,953	—
Total cash equivalents, certificates of deposit and investments	$177,817	$56,864	$120,953	$—
* Includes an immaterial amount of restricted cash as of September 30, 2015 and December 31, 2014 and excludes $50.6 million and $44.7 million of operating cash balances as of September 30, 2015 and December 31, 2014, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the nine months ended September 30, 2015 and 2014, there were no assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4.    Acquisitions
mPortal, Inc.
On June 3, 2015, the Company completed its acquisition of all of the stock of mPortal, Inc. ("mPortal"), a professional services company. The acquisition enables the Company to offer its customers the ability to deliver customizable UC experiences to a wide range of business end users. The total consideration paid for mPortal was $14.8 million. The Company funded the acquisition with $14.3 million of cash on hand and $0.5 million of restricted stock units. The Company incurred $0.7 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2015.
The condensed consolidated financial statements include the results of mPortal from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of June 3, 2015 (in thousands):

Cash and cash equivalents	$2,748
Accounts receivable	1,920
Other current assets	293
Deferred tax asset	2,414
Property and equipment	15
Customer relationships	5,600
Goodwill	2,487
Accounts payable and accrued expenses	(677)
Total consideration	$14,800
Customer relationships represent the fair value of the underlying relationships and agreements with mPortal customers. The customer relationships intangible asset is being amortized on a straight-line basis over a period of eight years, which in general reflects the cash flows generated.
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $2.5 million was recorded as goodwill. The goodwill balance is attributable to the assembled workforce and the synergies expected as a result of the acquisition. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Pro Forma Financial Information for Acquisition of mPortal (unaudited)
mPortal contributed revenue of $2.5 million and a net loss of $2.8 million for the period from the date of acquisition to September 30, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue	$69,097	$57,840	$194,699	$160,459
Net loss	(4,754)	(2,109)	(13,943)	(8,388)
Net loss per share:
Basic and diluted	$(0.16)	$(0.07)	$(0.48)	$(0.29)
5. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2014	$65,303
Increase in goodwill related to acquisitions	5,721
Other	(1,319)
Balance as of September 30, 2015	$69,705
The increase in “goodwill related to acquisitions” consists of $3.3 million of goodwill related to the acquisition of a hosted voice over IP (VoIP) OSS provider in January 2015 and $2.5 million of goodwill related to the acquisition of mPortal in June

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2015. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.
6. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
License software	$32,282	$26,495
Subscription and maintenance support	49,598	52,764
Professional services and other	27,798	22,197
Total	$109,678	$101,456

Current portion	$90,216	$87,423
Non-current portion	19,462	14,033
Total	$109,678	$101,456
7. Software Licenses
The Company has entered into an agreement with a third-party that provides the Company the right to distribute its software on an unlimited basis through May 2016. In May 2015, the Company amended this agreement to extend the term of the agreement from May 2016 to December 2020.
For the period from June 2012 to May 2016, the Company has a fixed cost associated with these distribution rights of $10.2 million, which is being amortized to cost of revenue over the four-year period beginning in June 2012, based on the straight line method.
For the period from June 2016 to December 2020, the Company will have a fixed cost associated with these distribution rights of $17.3 million, and to the extent billed license software revenue over the extended term exceeds $850 million, the Company would be required to pay additional fees. The $17.3 million will be amortized to cost of revenue over the extended term beginning June 2016 (the expiration date of the previous agreement), based on the straight line method.
Amortization expense related to this agreement was $0.6 million for each of the three months ended September 30, 2015 and 2014 and $1.9 million for each of the nine months ended September 30, 2015 and 2014.
8. Borrowings
2022 Convertible Senior Notes
In September 2015, the Company issued $201.3 million aggregate principal amount of 1.00% convertible senior notes due in 2022 (the “2022 Notes”). The 2022 Notes are general unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.00% per annum, and will mature on September 1, 2022, unless earlier converted, redeemed or repurchased.
The 2022 Notes may be converted by the holders at their option on any day prior to the close of business on the business day immediately preceding June 1, 2022 only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on December 31, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price, as defined in the indenture governing the 2022 Notes (the "2022 Indenture"), per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (c) if the Company calls any or all of the 2022 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant redemption date; or (d) upon the occurrence of specified corporate events. The

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2022 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, June 1, 2022 through the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of approximately $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of September 30, 2015, if the 2022 Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
Holders of the 2022 Notes may require the Company to repurchase some or all of the 2022 Notes for cash upon a fundamental change, as defined in the 2022 Indenture, at a repurchase price equal to 100% of the principal amount of the 2022 Notes being repurchased, plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date.
The Company may not redeem the 2022 Notes prior to September 1, 2019. Beginning September 1, 2019, the Company may redeem for cash all or a portion of the 2022 Notes, at the Company's option, if the last reported sale price of the common stock is equal to or greater than 140% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending within the five trading days immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2022 Notes.
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the 2022 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 7.4%, was used to compute the initial fair value of the liability component of $131.3 million. The excess of the gross proceeds received from the issuance of the 2022 Notes over the initial amount allocated to the liability component of $70.0 million was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and will be subsequently amortized as interest expense, using the interest method, through September 2022, the maturity date of the 2022 Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $6.4 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $4.2 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet as a deduction from the carrying amount of the debt liability. The remaining $2.2 million of offering costs were allocated to the equity component.
The fair value of the 2022 Notes as of September 30, 2015 was $197.2 million. The carrying amount of the equity component of the 2022 Notes was $69.5 million at September 30, 2015. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at September 30, 2015 were $4.1 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
2018 Convertible Senior Notes
In June 2011, the Company issued $120.0 million aggregate principal amount of 1.50% convertible senior notes due in 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The 2018 Notes may be converted by the holders at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 1, 2018 only under the following circumstances: (a) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per 2018 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (b) during any calendar quarter (and only during such quarter) after the calendar quarter ended June 30, 2012, if the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the 2018 Notes for redemption. The 2018 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018 Notes were not convertible as of September 30, 2015, if the 2018 Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
Holders of the 2018 Notes may require the Company to repurchase some or all of the 2018 Notes for cash, subject to certain exceptions, upon a fundamental change, as defined in the 2018 Indenture, at a repurchase price equal to 100% of the principal amount of the 2018 Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant repurchase date.
The Company could not redeem the 2018 Notes prior to July 1, 2015. Beginning July 1, 2015, the Company may redeem for cash all or part of the 2018 Notes (except for the 2018 Notes that the Company is required to repurchase as described above) if the last reported sale price of the common stock exceeds 140% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the make-whole premium payments on all 2018 Notes called for redemption prior to the maturity date, including 2018 Notes converted after the date the Company delivered the notice of redemption.
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the 2018 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the 2018 Notes over the initial amount allocated to the liability component, of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the interest method, through July 2018, the maturity date of the 2018 Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet in other assets. The remaining $1.4 million of offering costs were allocated to the equity component.
Concurrently with the closing of the 2022 Notes offering, the Company repurchased $50.9 million principal amount of the 2018 Notes in privately negotiated transactions for an aggregate purchase price of $53.4 million. The Company recorded an extinguishment loss of $4.2 million on the repurchase, including $0.5 million associated with unamortized issuance costs. This loss was recorded in other expense within the consolidated statement of operations. The remaining purchase price was allocated between the liability component and the equity component based upon the fair value of the debt immediately prior to the repurchase at $42.4 million and $6.8 million, respectively.
The fair value of the 2018 Notes as of September 30, 2015 and December 31, 2014 was $71.0 million and $125.1 million, respectively. The carrying amount of the equity component of the 2018 Notes was $10.4 million at September 30, 2015. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at September 30, 2015 were $0.6 million, which is being amortized as interest expense through the July 2018 maturity date of the 2018 Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and the 2018 Notes (collectively, the "Notes") (in thousands):

	September 30, 2015	December 31, 2014
Convertible debt principal	$270,355	$120,000
Unamortized debt discount	(80,408)	(22,951)
Unamortized debt issuance costs	(4,792)	(1,421)
Net carrying amount of convertible debt	$185,155	$95,628

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest expense	$523	$450	$1,423	$1,350
Amortization of debt issuance costs	610	101	813	304
Accretion of debt discount	1,715	1,384	4,628	4,081
Net interest expense	$2,848	$1,935	$6,864	$5,735
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at September 30, 2015, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of September 30, 2015 were as follows (in thousands):

2015 - 2017	—
2018	69,105
2019 and thereafter	201,250
$270,355
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
The term of stock-based grants is up to ten years, except that certain stock-based grants during fiscal years 2006 through 2009 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period was typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2014 and 2015, 1,250,000 shares were added to the 2009 Plan. At September 30, 2015, the Company had 944,498 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$2,435	$1,568	$5,576	$5,446
Restricted stock units	9,716	3,676	28,915	15,557
Performance stock units	(1,098)	861	792	2,866
Total recognized stock-based compensation expense	$11,053	$6,105	$35,283	$23,869

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	1,678,996	$26.73
Granted	671,650	32.27
Exercised	(190,730)	15.64
Forfeited	(85,185)	30.96
Expired	(41,198)	36.39
Balance, September 30, 2015	2,033,533	$29.23	7.68	$8,809

Vested at September 30, 2015	1,016,723	$27.55	6.35	$7,112
During the nine months ended September 30, 2015 and 2014, the Company granted stock options with a weighted-average grant date fair value of $15.73 and $13.43, respectively. For the nine months ended September 30, 2015 and 2014, the intrinsic value of stock options exercised was $3.7 million and $0.8 million, respectively, and cash received from stock options exercised was $3.0 million and $0.4 million, respectively.
At September 30, 2015, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $8.5 million, which is scheduled to be recognized over a weighted average period of 1.23 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at September 30, 2015, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	1,029,787	$32.06
Granted	1,439,778	33.95
Vested	(680,079)	33.57
Forfeited	(51,596)	33.31
Balance, September 30, 2015	1,737,890	$33.01

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At September 30, 2015, unrecognized stock-based compensation expense related to unvested RSUs was $26.2 million, which is scheduled to be recognized over a weighted average period of 1.14 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at September 30, 2015, stock-based compensation expense will be different from expectations.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	557,588	$26.88
Granted	—	—
Vested	—	—
Forfeited	(7,500)	27.19
Balance, September 30, 2015	550,088	$26.87

The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
During the three months ended September 30, 2015, the Company reversed $1.4 million of expense related to the change in estimate of the number of shares expected to vest based upon the satisfaction of certain financial performance conditions.
At September 30, 2015, unrecognized stock-based compensation expense related to unvested PSUs was $1.0 million, which is scheduled to be recognized over a weighted average period of 1.10 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at September 30, 2015, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of September 30, 2015, the balance of the Company’s APIC pool related to tax windfall benefits from stock option exercises was $9.4 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $52.3 million and $49.9 million at September 30, 2015 and December 31, 2014, respectively.
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
11. Taxes
The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the accounting guidance for income taxes. Where the Company has entities with losses and does not expect to realize the tax benefits in the foreseeable future, those entities are excluded from the effective tax rate calculation. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

The effective tax rate was 31.0% and 30.7% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the effective tax rate differs from the computed U.S. statutory rate primarily due to nondeductible expenses related to stock-based compensation and losses from certain foreign jurisdictions with no associated tax benefit due to a full valuation allowance, partially offset by adjustments for research and development credits. For the nine months ended September 30, 2014, the effective tax rate differs from the computed U.S. statutory rate primarily due to the discrete release of a valuation allowance related to certain foreign jurisdictions and adjustment for to the U.S. research and development tax credit, partially offset by a discrete expense related to the restructuring of the Company's UK operations.
The Company has not recorded a deferred tax liability for undistributed earnings of $9.0 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
The Company has recognized a deferred tax asset of $23.0 million in the United States as of December 31, 2014, which included $4.0 million of research and development tax credit carryforwards.  In addition, the Company excluded $18.0 million on a tax effected basis of U.S. tax carryforwards from the calculation and presentation of the deferred tax asset, as these represent excess stock option deductions and other tax attributes that do not reduce taxes payable in the U.S. These attributes are scheduled to expire between 2019 and 2034.
In September 2015, the Company recorded an adjustment to its deferred tax liability of $23.4 million in connection with the issuance of the 2022 Notes and the repurchase of a portion of the 2018 Notes (see Note 8 Borrowings). The tax effect to record the net increase in the deferred tax liability was recorded as an adjustment to the equity component of the Notes. This resulted in an overall net decrease in the net deferred tax assets recorded in the U.S. as of September 30, 2015.
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
Realization of the U.S. deferred tax asset is dependent on generating sufficient taxable income prior to expiration of these U.S. loss carryforwards.  During 2013 and 2014, the Company experienced losses in its U.S. jurisdiction, driven largely by significant stock option expense recorded in those years. Although realization is not assured, management believes it is more-likely-than-not that the results of U.S. operations will generate sufficient taxable income to support the realization of the existing deferred tax asset and any excess stock option deduction carryforwards prior to the expiration of those losses. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net loss	$(4,754)	$(2,292)	$(14,885)	$(8,079)
Weighted average basic common shares outstanding	29,322	28,722	29,182	28,587
Net loss per share, basic and diluted	$(0.16)	$(0.08)	$(0.51)	$(0.28)
Due to the cash settlement feature of the principal amount of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three and nine months ended September 30, 2015 and 2014.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 1,216,430 shares and 1,130,119 shares for the three months ended September 30, 2015

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

and 2014 and into 1,169,829 and 1,334,800 shares for the nine months ended September 30, 2015 and 2014, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards convertible into 1,163,091 and 1,400,469 shares for the three months ended September 30, 2015 and 2014, respectively, and into 1,024,417 and 1,334,800 shares for the nine months ended September 30, 2015 and 2014, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$36,881	$28,687	$107,947	$72,755
EMEA	16,619	11,735	48,188	37,161
APAC	9,501	9,922	19,167	30,430
Other	6,096	4,285	13,950	10,685
Total Revenue	$69,097	$54,629	$189,252	$151,031

	September 30, 2015	December 31, 2014
Long-Lived Assets, net
United States	$21,663	$19,049
EMEA	4,622	2,206
APAC	897	379
Other	314	397
Total Long-Lived Assets, net	$27,496	$22,031

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our dependence on the success of BroadWorks;

•	our ability to successfully deploy our BroadCloud offering, expand this offering geographically and increase the associated recurring service revenue;

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe the intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand our product offerings;

•	our international operations, including foreign currency exchange risk;

•	our significant reliance on distribution partners in international markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, this Quarterly Report on Form 10-Q and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.
Overview
We are the leading global provider of software and services that enable mobile, converged (mobile and fixed-line) and cable telecommunications service providers to deliver hosted, cloud-based Unified Communications, or UC, over their internet protocol, or IP, based and mobile networks.
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own IP-based and mobile networks; as well as over the public internet (also known as "over the top" or OTT). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.

We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Over 700 customers in more than 75 countries are delivering services utilizing our software. We believe service providers have deployed over 12 million UC subscriber lines worldwide using our software.
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
Our UC-One services include HD voice and video calling, audio conferencing, IM&P, desktop sharing and collaboration and call center capabilities. Because these capabilities can be accessed through desk phones, smartphones, tablets, laptops and PCs, UC-One provides full support for today’s distributed workforce and mobile employees. Our solution can also be deployed across multiple access networks and technologies, including fixed line/fiber and traditional mobile 3G networks as well as voice over LTE, or VoLTE, networks and voice over wifi, or VoWiFi.
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
We believe that service providers are well-positioned to address these market demands. A number of our service provider customers have made significant investments in their IP-based and mobile networks and are already offering standard communications services such as broadband access and fixed and mobile calling plans. Many have a long track record of reliably delivering these business critical services. We believe that as UC solutions are increasingly being offered over fixed-line and mobile networks, service providers can achieve significant competitive advantages in delivering such services over their networks. Further, we believe service providers have a significant incentive to offer UC services to their enterprise customers as competitive and regulatory pressures have commoditized their historical revenue streams.
In addition, we believe that larger service providers are becoming more focused on implementing transformations of their fixed and mobile networks from traditional circuit switched networks to their IP-based broadband networks. As these service providers embark on such projects, they are incorporating application servers like BroadWorks to enable them to offer enhanced business services that were previously offered over their circuit switched networks. We believe this emerging trend is evident in both fixed-line transformations and increasingly in service providers’ investment in their mobile VoLTE networks. We believe this trend is a positive development for us, as service providers both replace services to their business users on their traditional networks and provide new business services.

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
We believe the trend towards adoption of cloud-based unified communications by enterprises will continue and even accelerate over the next several years as enterprises further seek enhanced speed and flexibility for their communications services. We also believe that service providers using our products and services are strongly positioned to take advantage of this demand. Our goal is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs. As a result, during the remainder of 2015, we will continue our strategic investments in research and development of existing and new products, such as client and portal software, mobility and cloud-based services, including products acquired in connection with our acquisitions. We continue to invest in our service providers ability to differentiate their UC offerings, as evidenced by our acquisition in the second quarter of 2015 of mPortal, which increases our ability to help our service provider customers to customize the UC experience. We also expect to continue to invest in our sales and our go-to-market efforts to take advantage of these market opportunities.
We have experienced strong revenues from our UC solutions in 2015 and expect continued strong growth during the remainder of 2015. We believe our UC solutions growth is largely driven by increased market acceptance of hosted UC offerings. We believe converged and mobile operators desire to deliver UC solutions to their enterprise customer base to grow revenue, reduce subscriber turnover, or churn, and raise average revenue per user. Our UC-One solutions, which are either delivered through our hosted UC offering, BroadCloud, or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access.

BroadCloud continues to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose BroadCloud to accelerate their time to market and reduce their capital and implementation costs. During 2015, we have continued to invest in our BroadCloud offering, and expect this to continue during the remainder of 2015. We believe that delivering innovative solutions to our existing customer base to meet their growing cloud-based needs will help service providers get to market more quickly and drive our revenue growth.
We also believe that many of the largest carriers in the world are embarking on projects to ultimately transform most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. We believe transformation projects by certain of our largest service provider customers could drive significant growth for us over the next several years. We think that we are well-positioned to meet such carrier demand for these transformation projects, especially with regard to our UC and UC for VoLTE offerings. We have experienced a significant positive revenue impact from these projects in 2015, and expect this to continue during the remainder of 2015. For 2015, a higher proportion of the initial transformational-based revenue was and is expected to be generated from professional services that we perform for our carrier customers, as compared to software revenue.
Finally, during the third quarter, we issued $201.3 million aggregate principal amount of 1.00% convertible senior notes due in 2022, or 2022 Notes. Our net proceeds from the offering were $116.4 million, after the repurchase of a portion of our 1.50% convertible senior notes due in 2018, or 2018 Notes, and $25.0 million of our common stock, as well as transaction fees and expenses. We believe that the financing strengthened our balance sheet and positions us to repay the 2018 Notes on or prior to their maturity date. The financing also provided us with additional capital for general corporate purposes, including the potential acquisition of, or investment in, complementary businesses or technologies.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended September 30, 2015 include:

•	Total revenue increased by $14.5 million or 26%, to $69.1 million, compared to $54.6 million for the quarter ended September 30, 2014;

•	Gross profit was $46.5 million, or 67% of revenue, compared to $39.6 million, or 73% of revenue, for the quarter ended September 30, 2014;

•	Loss from operations was $1.1 million, compared to income from operations of $3.2 million for the quarter ended September 30, 2014;

•	Net loss was $4.8 million, compared to $2.3 million for the quarter ended September 30, 2014;

•	Net loss per diluted share was $0.16 per common share compared to $0.08 for the quarter ended September 30, 2014;

•	Revenue plus net change in deferred revenue increased by 25% to $71.0 million, compared to $56.7 million for the quarter ended September 30, 2014;

•	Deferred revenue increased by $2.0 million, compared to an increase of $2.1 million for the quarter ended September 30, 2014; and

•	Cash provided by operating activities was $4.6 million, compared to $19.1 million for the quarter ended September 30, 2014.
Some of our key non-GAAP financial highlights for the quarter ended September 30, 2015 include:

•	Non-GAAP gross profit increased to $51.0 million, or 74% of revenue, compared to $41.7 million, or 76% of revenue, for the quarter ended September 30, 2014;

•	Non-GAAP income from operations increased to $11.6 million, or 17% of revenue, compared to $10.7 million, or 20% of revenue, for the quarter ended September 30, 2014;

•	Non-GAAP net income increased to $10.9 million, or 16% of revenue, compared to $10.1 million, or 19% of revenue, for the quarter ended September 30, 2014; and

•	Non-GAAP net income per diluted share increased to $0.36 per common share, compared to $0.34 per common share for the quarter ended September 30, 2014.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of September 30, 2015, our deferred license software revenue balance was $32.3 million, the current portion of which was $21.2 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of September 30, 2015, our deferred subscription and maintenance support revenue balance was $49.6 million, the current portion of which was $44.9 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of September 30, 2015, our deferred professional services and other revenue balance was $27.8 million, the current portion of which was $24.0 million.
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

•
Cost of professional services and other revenue. Cost of professional services and other revenue consists primarily of personnel-related expenses and other direct costs associated with the delivery of our professional services, which are expensed in the period in which they are incurred.

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

•
Impact of deferred revenue. If any revenue recognition criteria have not been met, the applicable revenue derived from the arrangement is deferred, including license software, subscription and maintenance support, and professional services and other revenue, until all elements of revenue recognition criteria have been met. However, the cost of revenue, including the costs of license software, subscription and maintenance support and professional services and other, is typically expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on orders depends largely on the terms of the sale arrangement and we are not able to predict with certainty the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.

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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning of period deferred revenue balance	$107,726	$80,792	$101,456	$77,662
End of period deferred revenue balance	109,678	82,848	109,678	82,848
Increase in deferred revenue	1,952	2,056	8,222	5,186
Revenue	69,097	54,629	189,252	151,031
Revenue plus net change in deferred revenue	$71,049	$56,685	$197,474	$156,217
Operating Expenses
We grew our total headcount to 1,189 employees at September 30, 2015 from 867 employees at December 31, 2014, and we expect to continue hiring additional employees to support our anticipated growth.
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We expect our operating expenses to increase in 2015 primarily due to increases in headcount and stock-based compensation expense due to equity grants April 2015.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense on a graded basis over the requisite service period, which is the vesting period, of the award. For the three months ended September 30, 2015 and 2014, we recorded stock-based compensation expense of $11.1 million and $6.1 million, respectively and for the nine months ended September 30, 2015 and 2014, we recorded stock-based compensation expense of $35.3 million and $23.9 million, respectively.
Based on stock-based awards outstanding as of September 30, 2015, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $35.7 million over a weighted average period of approximately 1.16 years.
Other Expense, Net
Other expense, net, consists primarily of interest income, interest expense, loss on repurchase of convertible senior notes and foreign currency translation gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest related to our 2018 Notes and 2022 Notes. Loss on repurchase of convertible senior notes relates to the fair value in excess of the carrying value of the portion of the 2018 Notes repurchased. Foreign currency translation gains and losses relate to the revaluation of foreign currency denominated trade receivables.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay significant U.S. federal income taxes due to our accumulated net operating losses. For the quarter ended September 30, 2015, we continue to have net operating loss carryforwards available to utilize in the U.S.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the impact of adopting this new standard on our financial statements and our method of adoption.
In April 2015, the FASB issued Accounting Standards Updated 2015-03, Interest-Imputation of Interest ("ASU 2015-03"), which provides updated guidance for accounting for debt issuance costs. The update is intended to simplify and standardize the presentation of debt issuance costs. The guidance requires that the we present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the treatment of debt discounts. We adopted the new guidance effective July 1, 2015 and reclassified our unamortized debt issuance costs from "other current assets" and "other long-term assets" to "convertible senior notes" on the consolidated balance sheets for all periods presented. The balances of unamortized debt issuance costs reclassified as of December 31, 2014 were $0.4 million and $1.0 million from other current assets and other long-term assets, respectively.
Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$31,343	45%	$25,679	47%	$5,664	22%
Subscription and maintenance support	29,828	43	24,216	44	5,612	23
Professional services and other	7,926	12	4,734	9	3,192	67
Total revenue	$69,097	100%	$54,629	100%	$14,468	26%

Revenue by Geography:
Americas	$42,977	62%	$32,972	60%	$10,005	30%
EMEA	16,619	24	11,735	22	4,884	42
APAC	9,501	14	9,922	18	(421)	(4)
Total revenue	$69,097	100%	$54,629	100%	$14,468	26%
Total revenue for the three months ended September 30, 2015 increased by 26%, or $14.5 million, to $69.1 million as compared to the same period in 2014. This growth was driven by a 22% increase in license software revenue, a 23% increase in subscription and maintenance support revenue and a 67% increase in professional services and other revenue. Deferred revenue increased by $2.0 million for the three months ended September 30, 2015, compared to an increase of $2.1 million for the same period in 2014.
Americas revenue for the three months ended September 30, 2015 increased by 30%, or $10.0 million, to $43.0 million as compared to the same period in 2014. The increase in Americas revenue for the three months ended September 30, 2015 was due to increases in license software revenue, subscription and maintenance support revenue and professional services and other revenues.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended September 30, 2015 increased 42%, or $4.9 million, to $16.6 million as compared to the same period in 2014. The increase in EMEA revenue for the three months ended

September 30, 2015 was primarily due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
Asia Pacific, or APAC, revenue for the three months ended September 30, 2015 decreased by 4%, or $0.4 million, to $9.5 million compared to the same period in 2014. The decrease in APAC revenue for the three months ended September 30, 2015 was primarily due to the decrease in subscription and maintenance support revenue and professional services and other revenue, partially offset by an increase in license software revenue.
License Software
License software revenue for the three months ended September 30, 2015 increased by 22%, or $5.7 million, to $31.3 million, compared to the same period in 2014. The increase in license software revenue for the three months ended September 30, 2015 reflects an increase in license software revenue in the Americas, EMEA and APAC. Deferred license software revenue decreased by $0.3 million for the three months ended September 30, 2015, compared to an increase of $1.8 million for the same period in 2014.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended September 30, 2015 increased by 23%, or $5.6 million, to $29.8 million, compared to the same period in 2014. The increase in subscription and maintenance support revenue for the three months ended September 30, 2015 was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions, and growth in our maintenance support revenue. Our BroadCloud subscription revenue for the three months ended September 30, 2015 increased by $2.3 million to $9.2 million, compared to the same period in 2014. Our maintenance support revenue grew as a result of growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue decreased by $4.4 million for the three months ended September 30, 2015, compared to a decrease of $2.9 million for the same period in 2014.
Professional Services and Other
Professional services and other revenue for the three months ended September 30, 2015 increased by 67%, or $3.2 million, to $7.9 million, compared to the same period in 2014. The increase in professional services and other revenue for the three months ended September 30, 2015 was primarily due to increased professional services activity, including contributions from recent acquisitions, and the timing of revenue recognition. Deferred professional services and other revenue increased by $6.6 million for the three months ended September 30, 2015, compared to an increase of $3.1 million for the same period in 2014.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,527	8%	$2,488	10%	$39	2%
Subscription and maintenance support	9,902	33	8,284	34	1,618	20
Professional services and other	10,164	128	4,239	90	5,925	140
Total cost of revenue	$22,593	33%	$15,011	27%	$7,582	51%
Gross Profit:
License software	$28,816	92%	$23,191	90%	$5,625	24%
Subscription and maintenance support	19,926	67	15,932	66	3,994	25
Professional services and other	(2,238)	(28)	495	10	(2,733)	(552)
Total gross profit	$46,504	67%	$39,618	73%	$6,886	17%
For the three months ended September 30, 2015, our gross margin decreased to 67% of revenue as compared to 73% for the same period in 2014, and our gross profit increased by 17%, or $6.9 million, to $46.5 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.

For the three months ended September 30, 2015, license software gross margin increased to 92% as compared to 90% for the same period in 2014 and license software gross profit increased by 24% to $28.8 million. License software cost of revenue remained approximately unchanged at $2.5 million for the three months ended September 30, 2015, compared to the same period in 2014. The increase in license software gross profit was driven by higher revenue growth relative to growth in license software cost of revenue.
For the three months ended September 30, 2015, subscription and maintenance support gross margin increased to 67% as compared to 66% for the same period in 2014 and subscription and maintenance support gross profit increased by 25% to $19.9 million. Subscription and maintenance support cost of revenue increased by 20%, or $1.6 million, to $9.9 million for the three months ended September 30, 2015, compared to the same period in 2014. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our BroadCloud offerings. The increase was primarily due to a $0.9 million increase in personnel-related costs, of which $0.3 million related to stock-based compensation expense, and a $0.7 million increase in operational costs associated with hosting the BroadCloud services. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the three months ended September 30, 2015, professional services and other gross margin decreased to (28)% as compared to 10% for the same period in 2014 and professional services and other gross profit decreased by 552% to a gross loss of $2.2 million. Professional services and other cost of revenue increased by 140%, or $5.9 million, to $10.2 million for the three months ended September 30, 2015, compared to the same period in 2014. The increase in professional services and other cost of revenue was primarily due to a $4.2 million increase in personnel-related costs, of which $1.7 million related to stock-based compensation expense, and a $0.8 million increase in hardware expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue, which was driven primarily by the timing of revenue recognition on several professional service engagements.
Operating Expenses

	Three Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$21,383	31%	$16,198	30%	$5,185	32%
Research and development	15,249	22	11,654	21	3,595	31
General and administrative	10,944	16	8,551	16	2,393	28
Total operating expenses	$47,576	69%	$36,403	67%	$11,173	31%
Sales and Marketing. Sales and marketing expense increased by 32%, or $5.2 million, to $21.4 million for the three months ended September 30, 2015, compared to the same period in 2014. This increase was primarily due to a $3.3 million increase in personnel-related costs, of which $1.3 million related to stock-based compensation expense, and a $1.2 million increase in consulting expense.
Research and Development. Research and development expense increased by 31%, or $3.6 million, to $15.2 million for the three months ended September 30, 2015, compared to the same period in 2014. This increase was primarily due to a $3.0 million increase in personnel-related costs, of which $0.8 million related to stock-based compensation expense.
General and Administrative. General and administrative expense increased by 28%, or $2.4 million, to $10.9 million for the three months ended September 30, 2015, compared to the same period in 2014. This increase was primarily due to a $1.5 million increase in personnel-related costs, of which $0.8 million related to stock-based compensation expense, and a $0.9 million increase in third-party legal and consulting expenses.
Income (Loss) from Operations
We had loss from operations of $1.1 million for the three months ended September 30, 2015, as compared to income from operations of $3.2 million for the same period in 2014.
Other Expense

	Three Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$2,525	4%	$1,812	3%	$713	39%
Other, net	4,088	6%	907	2%	3,181	351%
Total other expense, net	$6,613	10%	$2,719	5%	$3,894	143%
Other expense, net for the three months ended September 30, 2015 increased by $3.9 million compared to the same period in 2014. The increase in total other expenses was related to the loss of $4.2 million related to the repurchase of a portion of the 2018 Notes and interest expense of $0.6 million related to the 2022 Notes. The increase was partially offset by a $0.6 million decrease in foreign currency translation losses related to the revaluation of foreign currency denominated trade receivables compared to the prior period and the decrease in interest expense of $0.2 million on the 2018 Notes.
Provision for (Benefit from) Income Taxes
Benefit from income taxes was $2.9 million for the three months ended September 30, 2015, compared to provision for income taxes of $2.8 million for the same period in 2014. The increase in our tax benefit is due primarily to increased operating losses compared to the prior period, partially offset by a decrease in research and development credits compared to the prior period.
Comparison of the Nine Months Ended September 30, 2015 and 2014
Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$84,370	45%	$68,470	45%	$15,900	23%
Subscription and maintenance support	82,263	43	67,300	45	14,963	22
Professional services and other	22,619	12	15,261	10	7,358	48
Total revenue	$189,252	100%	$151,031	100%	$38,221	25%

Revenue by Geography:
Americas	$121,897	64%	$83,440	55%	$38,457	46%
EMEA	48,188	26	37,161	25	11,027	30
APAC	19,167	10	30,430	20	(11,263)	(37)
Total revenue	$189,252	100%	$151,031	100%	$38,221	25%
Total revenue for the nine months ended September 30, 2015 increased by 25%, or $38.2 million, to $189.3 million as compared to the same period in 2014. This growth was driven by a 23% increase in license software revenue, a 22% increase in subscription and maintenance support revenue and a 48% increase in professional services and other revenue. Deferred revenue increased by $8.2 million for the nine months ended September 30, 2015, compared to an increase of $5.2 million for the same period in 2014.
Americas revenue for the nine months ended September 30, 2015 increased by 46%, or $38.5 million, to $121.9 million as compared to the same period in 2014. The increase in Americas revenue for the nine months ended September 30, 2015 was primarily due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenues.
EMEA revenue for the nine months ended September 30, 2015 increased 30%, or $11.0 million, to $48.2 million as compared to the same period in 2014. The increase in EMEA revenue for the nine months ended September 30, 2015 was primarily due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenues.
APAC revenue for the nine months ended September 30, 2015 decreased by 37%, or $11.3 million, to $19.2 million compared to the same period in 2014. The decrease in APAC revenue for the nine months ended September 30, 2015 was primarily due to the recognition of revenue in the prior year related to a multi-year project for an APAC service provider customer.
License Software
License software revenue for the nine months ended September 30, 2015 increased by 23%, or $15.9 million, to $84.4 million, compared to the same period in 2014. The increase in license software revenue for the nine months ended September 30, 2015 reflects an increase in license software revenue in the Americas and EMEA, partially offset by a decrease in license software revenue in APAC. Deferred license software revenue increased by $5.8 million for the nine months ended September 30, 2015, compared to an increase of $4.0 million for the same period in 2014.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the nine months ended September 30, 2015 increased by 22%, or $15.0 million, to $82.3 million, compared to the same period in 2014. The increase in subscription and maintenance support revenue for the nine months ended September 30, 2015 was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions, and growth in our maintenance support revenue. Our BroadCloud subscription revenue for the nine months ended September 30, 2015 increased by $7.7 million to $25.9 million, compared to the same period in 2014. Our maintenance support revenue grew as a result of growth in our installed base of customers who purchased maintenance support. Deferred subscription and maintenance support revenue decreased by $3.2 million for the nine months ended September 30, 2015, compared to a decrease of $4.0 million for the same period in 2014.
Professional Services and Other
Professional services and other revenue for the nine months ended September 30, 2015 increased by 48%, or $7.4 million, to $22.6 million, compared to the same period in 2014. The increase in professional services and other revenue for the nine months ended September 30, 2015 was primarily due to increased professional services activity, including contributions from recent acquisitions, and the timing of revenue recognition. Deferred professional services and other revenue increased by $5.6 million for the nine months ended September 30, 2015, compared to an increase of $5.2 million for the same period in 2014.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$8,169	10%	$7,139	10%	$1,030	14%
Subscription and maintenance support	29,222	36	24,336	36	4,886	20
Professional services and other	22,210	98	11,454	75	10,756	94
Total cost of revenue	$59,601	31%	$42,929	28%	$16,672	39%
Gross Profit:
License software	$76,201	90%	$61,331	90%	$14,870	24%
Subscription and maintenance support	53,041	64	42,964	64	10,077	23
Professional services and other	409	2	3,807	25	(3,398)	(89)
Total gross profit	$129,651	69%	$108,102	72%	$21,549	20%
For the nine months ended September 30, 2015, our gross margin decreased to 69% of revenue as compared to 72% for the same period in 2014, and our gross profit increased by 20%, or $21.5 million, to $129.7 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.

For the nine months ended September 30, 2015, license software gross margin remained approximately unchanged at 90% as compared to the same period in 2014 and license software gross profit increased by 24% to $76.2 million. License software cost of revenue increased by 14%, or $1.0 million, to $8.2 million for the nine months ended September 30, 2015, compared to the same period in 2014. The increase in license software cost of revenue was primarily due to a $0.6 million increase in amortization of acquired intangible assets. The increase in license software gross profit was driven by higher revenue growth relative to growth in license software cost of revenue.
For the nine months ended September 30, 2015, subscription and maintenance support gross margin remained approximately unchanged at 64% as compared to the same period in 2014 and subscription and maintenance support gross profit increased by 23% to $53.0 million. Subscription and maintenance support cost of revenue increased by 20%, or $4.9 million, to $29.2 million for the nine months ended September 30, 2015, compared to the same period in 2014. The increase in subscription and maintenance support cost of revenue was primarily related to our continued investment in our product offerings, primarily our BroadCloud offerings. The increase was primarily due to a $2.5 million increase in personnel-related costs, of which $0.9 million related to stock-based compensation expense, and a $2.3 million increase in operational costs associated with hosting the BroadCloud services. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the nine months ended September 30, 2015, professional services and other gross margin decreased to 2% as compared to 25% for the same period in 2014 and professional services and other gross profit decreased by 89% to $0.4 million. Professional services and other cost of revenue increased by 94%, or $10.8 million to $22.2 million for the nine months ended September 30, 2015, compared to the same period in 2014. The increase in professional services and other cost of revenue was primarily due to a $7.6 million increase in personnel-related costs, of which $2.9 million related to stock-based compensation expense, a $0.5 million increase in outside consulting expenses, a $0.8 million increase in hardware expense and a $0.8 million increase in travel expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue, which was driven by the timing of revenue recognition on several professional service engagements.
Operating Expenses

	Nine Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$62,066	33%	$51,200	34%	$10,866	21%
Research and development	46,184	24	37,206	25	8,978	24
General and administrative	31,623	17	25,233	17	6,390	25
Total operating expenses	$139,873	74%	$113,639	75%	$26,234	23%
Sales and Marketing. Sales and marketing expense increased by 21%, or $10.9 million to $62.1 million for the nine months ended September 30, 2015, compared to the same period in 2014. The increase was primarily due to a $7.8 million increase in personnel-related costs, of which $4.2 million of stock-based compensation expense, a $1.3 million increase in consulting expenses, a $0.5 million increase in software expenses and a $0.4 million increase in recruiting and training expenses.
Research and Development. Research and development expense increased by 24%, or $9.0 million to $46.2 million for the nine months ended September 30, 2015, compared to the same period in 2014. This increase was primarily due to a $7.0 million increase in personnel-related costs, of which $2.4 million related to stock-based compensation expense, a $0.6 million increase in depreciation expense and a $0.6 million increase in equipment and software expenses.
General and Administrative. General and administrative expense increased by 25%, or $6.4 million, to $31.6 million for the nine months ended September 30, 2015, compared to the same period in 2014. This increase was primarily due to a $2.7 million increase in personnel-related costs, of which $0.9 million related to stock-based compensation expense, and a $3.3 million increase in third party legal and consulting expenses.

Loss from Operations
We had a loss from operations of $10.2 million for the nine months ended September 30, 2015, as compared to $5.5 million for the same period in 2014.
Other Expense

	Nine Months Ended September 30,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$6,045	3%	$5,380	4%	$665	12%
Other, net	5,311	3%	738	*	4,573	620%
Total other expense, net	$11,356	6%	$6,118	4%	$5,238	86%

*	Less than 1%
Other expense, net for the nine months ended September 30, 2015 increased by $5.2 million compared to the same period in 2014. The increase in total other expenses was related to the loss of $4.2 million related to the repurchase of a portion of the 2018 Notes, interest expense of $0.6 million related to the 2022 Notes and $0.8 million increase in foreign currency translation losses related to the revaluation of foreign currency denominated trade receivables compared to the prior period, partially offset by an increase in interest income of $0.4 million related to our investments.
Benefit From Income Taxes
Benefit from income tax was $6.7 million for the nine months ended September 30, 2015, compared to $3.6 million for the same period in 2014. The increase in our tax benefit is due primarily to increased operating losses compared to the prior period, partially offset by a reduction in tax benefits due to the release of the valuation allowance in 2014.
Liquidity and Capital Resources
Resources
Since the beginning of 2009, we have funded our operations principally with cash provided by operating activities.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$211,837	$101,543
Accounts receivable, net	102,005	81,794
Working capital	282,304	170,189

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$18,246	$31,600
Investing activities	(24,695)	(18,830)
Financing activities	117,927	1,476

Our cash and cash equivalents at September 30, 2015 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash is not included in cash and cash equivalents.
Operating Activities
For the nine months ended September 30, 2015, net cash provided by operating activities was $18.2 million, compared to $31.6 million for the same period in 2014. The decrease in net cash provided by operating activities was primarily related to the $34.2 million decrease due to the aggregate change in non-cash items, an increase in net loss of $6.8 million and payment of original convertible senior notes issuance discount of $1.1 million, partially offset by a $28.7 million increase from the net change in other current and long-term assets and liabilities. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the nine months ended September 30, 2015, net cash used in investing activities was $24.7 million, compared to $18.8 million for the same period in 2014. This increase in net cash used in investing activities was attributable to a $14.1 million increase in payments for acquisitions and a $1.8 million increase in capital expenditures for property and equipment, partially offset by a $10.6 million decrease in net purchases of marketable securities, compared to the same period in 2014.
Financing Activities
For the nine months ended September 30, 2015, net cash provided by financing activities was $117.9 million, compared to $1.5 million for the same period in 2014. Net cash provided by financing activities primarily consisted of proceeds from the issuance of the 2022 Notes of $194.8 million and proceeds from the exercise of stock options of $3.0 million, partially offset by our repurchase of a portion of the 2018 Notes for $48.6 million, our repurchase of 790,880 shares of our common stock for $25.0 million and taxes paid on the vesting of restricted stock units of $7.5 million.
Borrowings and Credit Facilities
2018 Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of the 2018 Notes, with net proceeds of $116 million. The 2018 Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the 2018 Notes is approximately $41.99 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued interest. Upon conversion, we will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. See Note 8, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the 2018 Notes.
2022 Convertible Senior Notes
In September 2015, we issued $201.3 million aggregate principal amount of the 2022 Notes, with net proceeds of $195.2 million. The 2022 Notes are general unsecured obligations, with interest payable semi-annually in cash at a rate of 1.0% per annum, and will mature on September 1, 2022, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the 2022 Notes is approximately $38.72 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption on or after September 1, 2019 as described below, we will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. See Note 8, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the 2022 Notes.

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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of September 30, 2015 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2015	2016 - 2017	2018 - 2019	After 2019
Convertible senior notes, including interest *	$287,649	$665	$6,048	$73,648	$207,288
Operating lease obligations	21,844	1,096	8,931	6,261	5,556
Total	$309,493	$1,761	$14,979	$79,909	$212,844

*
Contractual interest obligations related to the convertible senior notes totaled $17.2 million at September 30, 2015, including $0.7 million, $6.0 million, $4.5 million and $6.0 million due in the years 2015, 2016-2017, 2018-2019 and after 2019, respectively.

As of September 30, 2015, we had gross unrecognized tax benefits of $4.6 million. We do not expect to recognize any of these benefits in 2015. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Non-GAAP Financial Measures
In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our convertible senior notes and non-cash tax benefit or expense included in our tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.
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
Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our convertible senior notes, foreign currency transaction gains and losses, loss on repurchase of our convertible senior notes and non-cash tax expense included in the GAAP tax provision. We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$2,527	$2,488	$8,169	$7,139
(percent of related revenue)	8%	10%	10%	10%
Less:
Stock-based compensation expense	317	114	956	528
Amortization of acquired intangible assets	430	223	1,297	675
Non-GAAP license cost of revenue	$1,780	$2,151	$5,916	$5,936
(percent of related revenue)	6%	8%	7%	9%

GAAP subscription and maintenance support cost of revenue	$9,902	$8,284	$29,222	$24,336
(percent of related revenue)	33%	34%	36%	36%
Less:
Stock-based compensation expense	725	469	2,595	1,679
Amortization of acquired intangible assets	1,010	1,132	3,122	3,479
Non-GAAP subscription and maintenance support cost of revenue	$8,167	$6,683	$23,505	$19,178
(percent of related revenue)	27%	28%	29%	28%

GAAP professional services and other cost of revenue	$10,164	$4,239	$22,210	$11,454
(percent of related revenue)	128%	90%	98%	75%
Less:
Stock-based compensation expense	1,806	136	3,460	554
Amortization of acquired intangible assets	175	—	233	—
Non-GAAP professional services and other cost of revenue	$8,183	$4,103	$18,517	$10,900
(percent of related revenue)	103%	87%	82%	71%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$46,504	$39,618	$129,651	$108,102
(percent of total revenue)	67%	73%	69%	72%
Plus:
Stock-based compensation expense	2,848	719	7,011	2,761
Amortization of acquired intangible assets	1,615	1,355	4,652	4,155
Non-GAAP gross profit	$50,967	$41,692	$141,314	$115,018
(percent of total revenue)	74%	76%	75%	76%

GAAP license gross profit	$28,816	$23,191	$76,201	$61,331
(percent of related revenue)	92%	90%	90%	90%
Plus:
Stock-based compensation expense	317	114	956	528
Amortization of acquired intangible assets	430	223	1,297	675
Non-GAAP license gross profit	$29,563	$23,528	$78,454	$62,534
(percent of related revenue)	94%	92%	93%	91%

GAAP subscription and maintenance support gross profit	$19,926	$15,932	$53,041	$42,964
(percent of related revenue)	67%	66%	64%	64%
Plus:
Stock-based compensation expense	725	469	2,595	1,679
Amortization of acquired intangible assets	1,010	1,132	3,122	3,480
Non-GAAP subscription and maintenance support gross profit	$21,661	$17,533	$58,758	$48,123
(percent of related revenue)	73%	72%	71%	72%

GAAP professional services and other gross profit (loss)	$(2,238)	$495	$409	$3,807
(percent of related revenue)	(28)%	10%	2%	25%
Plus:
Stock-based compensation expense	1,806	136	3,460	554
Amortization of acquired intangible assets	175	—	233	—
Non-GAAP professional services and other gross profit	$(257)	$631	$4,102	$4,361
(percent of related revenue)	(3)%	13%	18%	29%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$(1,072)	$3,215	$(10,222)	$(5,537)
(percent of total revenue)	(2)%	6%	(5)%	(4)%
Plus:
Stock-based compensation expense	11,053	6,105	35,283	23,869
Amortization of acquired intangible assets	1,615	1,355	4,652	4,155
Non-GAAP income from operations	$11,596	$10,675	$29,713	$22,487
(percent of total revenue)	17%	20%	16%	15%

GAAP operating expense	$47,576	$36,403	$139,873	$113,639
(percent of total revenue)	69%	67%	74%	75%
Less:
Stock-based compensation expense	8,205	5,386	28,272	21,108
Non-GAAP operating expense	$39,371	$31,017	$111,601	$92,531
(percent of total revenue)	57%	57%	59%	61%

GAAP sales and marketing expense	$21,383	$16,198	$62,066	$51,200
(percent of total revenue)	31%	30%	33%	34%
Less:
Stock-based compensation expense	3,493	2,164	12,297	8,143
Non-GAAP sales and marketing expense	$17,890	$14,034	$49,769	$43,057
(percent of total revenue)	26%	26%	26%	29%

GAAP research and development expense	$15,249	$11,654	$46,184	$37,206
(percent of total revenue)	22%	21%	24%	25%
Less:
Stock-based compensation expense	2,703	2,008	9,594	7,518
Non-GAAP research and development expense	$12,546	$9,646	$36,590	$29,688
(percent of total revenue)	18%	18%	19%	20%

GAAP general and administrative expense	$10,944	$8,551	$31,623	$25,233
(percent of total revenue)	16%	16%	17%	17%
Less:
Stock-based compensation expense	2,009	1,214	6,381	5,447
Non-GAAP general and administrative expense	$8,935	$7,337	$25,242	$19,786
(percent of total revenue)	13%	13%	13%	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net income (loss)	$(4,754)	$(2,292)	$(14,885)	$(8,079)
(percent of total revenue)	(7)%	(4)%	(8)%	(5)%
Adjusted for:
Stock-based compensation expense	11,053	6,105	35,283	23,869
Amortization of acquired intangible assets	1,615	1,355	4,652	4,155
Non-cash interest expense on our convertible senior notes	2,325	1,485	5,441	4,385
Foreign currency transaction losses (gains)	336	907	1,559	738
Loss on repurchase of convertible senior notes	3,752	—	3,752	—
Non-cash tax provision (benefit)	(3,387)	2,581	(7,857)	(4,006)
Non-GAAP net income	$10,940	$10,141	$27,945	$21,062
(percent of total revenue)	16%	19%	15%	14%

GAAP net income (loss) per basic common share	$(0.16)	$(0.08)	$(0.51)	$(0.28)
Adjusted for:
Stock-based compensation expense	0.38	0.21	1.21	0.83
Amortization of acquired intangible assets	0.06	0.05	0.16	0.15
Non-cash interest expense on our convertible senior notes	0.08	0.05	0.19	0.15
Foreign currency transaction losses (gains)	0.01	0.03	0.05	0.03
Loss on repurchase of convertible senior notes	0.13	—	0.13	—
Non-cash tax provision (benefit)	(0.12)	0.09	(0.27)	(0.14)
Non-GAAP net income per basic common share	$0.37	$0.35	$0.96	$0.74

GAAP net income (loss) per diluted common share	$(0.16)	$(0.08)	$(0.51)	$(0.28)
Adjusted for:
Stock-based compensation expense	0.36	0.20	1.16	0.80
Amortization of acquired intangible assets	0.05	0.05	0.15	0.14
Non-cash interest expense on our convertible senior notes	0.08	0.05	0.18	0.15
Foreign currency transaction losses (gains)	0.01	0.03	0.05	0.02
Loss on repurchase of convertible senior notes	0.12	—	0.12	—
Non-cash tax provision (benefit)	(0.11)	0.09	(0.26)	(0.13)
Non-GAAP net income per diluted common share	$0.36	$0.34	$0.92	$0.71

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At September 30, 2015, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at September 30, 2015, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $2.2 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We incurred significant indebtedness through the sale of 2018 Notes and 2022 Notes, and we may incur additional indebtedness in the future. The indebtedness created by the sale of 2018 Notes and 2022 Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.
We incurred $120 million of senior indebtedness in June 2011 when we sold $120 million aggregate principal amount of 2018 Notes and incurred $201.3 million of senior indebtedness in September 2015 when we sold $201.3 million aggregate principal amount of 2022 Notes. As of September 30, 2015, we had $185.2 million of consolidated indebtedness related to the 2018 Notes and 2022 Notes, which we refer to collectively as the Notes. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations, cash flows and financial condition, including:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding our purchases of our common stock during the fiscal quarter ended September 30, 2015.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 - July 31, 2015	—	$—	—	0
August 1, 2015 - August 31, 2015	—	$—	—	0
September 1, 2015 - September 30, 2015	790,880	$31.61	790,880	N/A
Total	790,880		790,880

(1)    On September 8, 2015, our Board of Directors approved our repurchase of up to $25.0 million of our common stock concurrently with the offering and sale of the 2022 Notes. We used $25.0 million of the net proceeds from the issuances of the 2022 Notes to repurchase shares of our common stock from purchasers of 2022 Notes in privately negotiated transactions effected through the investment banks acting as the initial purchasers of the 2022 Notes. The purchase price per share of the common stock was $31.61, which was the last reported sale price of our common stock on September 9, 2015, the date that the 2022 Notes were offered and sold. For further discussion of the 2022 Notes, see Note 8 Borrowings, elsewhere in this Quarterly Report on Form 10-Q. We do not have any other plans or commitments to repurchase shares of our common stock in the open market or in privately negotiated transactions, and our Board of Directors did not authorize any common stock repurchase program other than the $25.0 million repurchase in connection with the offering of the 2022 Notes.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (3)

4.3	Indenture, dated as of September 15, 2015, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (4)

4.4	Form of Note representing the Company’s 1.0% Convertible Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.3). (4)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
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

(4)
Previously filed as an exhibit to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ James A. Tholen
James A. Tholen Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 4, 2015