Form 10-K
period 2015-12-31
BROADSOFT, INC.
filed 2016-02-29
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
 ______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2015
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
(former name, former address and former fiscal year, if changed since last report)
 ______________________________________________
Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Stock Market, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015 was approximately $1,000,199,083.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 25, 2016 was 29,125,129.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

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
Overview
We are the leading global provider of software and services that enable telecommunications service providers to deliver hosted, cloud-based Unified Communications, or UC, to their enterprise customers.
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own internet protocol, or IP-based networks and their mobile networks; as well as over the public internet (also known as "over the top" or OTT). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.
We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Our service provider customers in more than 80 countries are delivering services and have deployed over 13 million UC subscriber lines worldwide using our software. We count among our customers 26 of the top 30 telecommunications service providers globally, as measured by revenue for the year ended December 31, 2014.
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
Our UC-One services include HD voice and video calling, audio conferencing, IM&P, desktop sharing and collaboration and call center capabilities. Because these capabilities can be accessed through desk phones, smartphones, tablets, laptops and PCs, UC-One provides full support for today’s distributed workforce and mobile employees. Our solution can also be deployed across multiple access networks and technologies, including fixed line/fiber and traditional mobile 3G networks, as well as voice over LTE, or VoLTE, networks and voice over wifi, or VoWiFi.
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

We offer service providers two deployment options, software and software-as-a-service, or SaaS, to enable them to offer UC services to their enterprise customers:
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
Industry
Traditionally, many enterprises have used premise-based PBX’s to connect their offices and people to the public telephone network. These PBX offerings were primarily voice communications based. We believe several trends are driving enterprises of all sizes to embrace the change from premise-based to cloud-based delivery of PBX functionality:

•	The increasing demand by enterprises to move business applications to the cloud for operational savings, flexibility and expanded services;

•	The desire by enterprises to drive greater team collaboration and workplace productivity through communications and collaboration tools;

•	The demand by enterprises to offer broader communications services such as HD voice and video calling and conferencing across their organizations;

•	The increasingly distributed nature of enterprises’ operations and workforces and the desire to provide fully integrated UC to them;

•	The proliferation of mobile devices used by employees and other workers; and

•	The rapid expansion of high quality IP bandwidth, particularly the expansion of wireless bandwidth such as Wi-Fi and VoLTE.
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

•
Shift towards Unified Communications. We believe enterprises expect their communication tools to address their, and their employee's, desire for solutions that allow employees and teams to collaborate and to drive workplace productivity. As further described below, this has been the focus of our recently announced "Project Tempo," which concentrates our efforts on what we call the "Future of Work."

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

•
Demonstrated adoption globally across many service provider networks. We have service provider customers in more than 80 countries who have purchased and/or are delivering services utilizing our software.

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

•
Accelerate the adaption of UC solutions by providing communications centric UC and collaboration capabilities. We announced Project Tempo at our annual BroadSoft Connections user conference in October 2015. Project Tempo is our vision of extending UC to help drive how enterprises and people communicate, interact and collaborate by integrating their communication and collaborative tools with contextual intelligence. We also intend to accelerate UC adoption and our service provider customers’ time to market by promoting and expanding our UC offerings. Our BroadCloud solution enables our service providers to offer UC features and functions through a service offering that we host and manage. We also intend to expand the geographic availability of our BroadCloud offerings beyond the United States, United Kingdom, Germany and Japan.

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

Our Platform
Service providers can offer their subscribers a comprehensive portfolio of enterprise and consumer communications services using BroadWorks and BroadCloud. We typically license and price BroadWorks on a per-subscriber, per-feature package basis and we typically sell our BroadCloud services on a per-month per-user basis. We can deploy BroadWorks or BroadCloud in a variety of network configurations, matching the needs of fixed-line, mobile and cable service providers.
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
SIP Trunking
Our BroadWorks SIP Trunking solution enables service providers to provide IP interconnectivity and additional services to enterprises that already have premise-based PBXs. With SIP Trunking, service providers are able to bundle voice and data over a single converged IP pipe, creating a more economical offering than can be achieved with separate voice and data connections. We believe our solution enables service providers to differentiate their SIP Trunking service offerings and increase revenue by offering enhanced services such as UC, video, mobility, global four-digit dialing and business continuity.
BroadSoft Consumer Applications
Our consumer IP applications allow service providers to offer consumers voice and multimedia telephony services with voice calling, video calling, enhanced messaging and content sharing over broadband and VoLTE networks.
BroadSoft Xcelerate and Xtended Programs
Our BroadSoft Xcelerate program focuses on and fosters successful go-to-market initiatives with our service provider customers, from target offers to sales and marketing efforts. Our go-to-market consultants help service providers prepare to launch, market and sell their service offerings to their end-users. We generally seek to help our service providers accelerate the launch and development of our applications to their subscribers by providing them with a best-practices framework and resources such as templates, marketing workshops and planning guides.

Our BroadSoft Xtended program is designed to enable our service provider customers to create and/or deploy highly differentiated IP-based communications services using BroadWorks. BroadSoft Xtended is premised on two operating principles:

•	Expanding familiarity with web services APIs. The powerful RESTful Xtended Services Interface, or Xsi, exposes our BroadWorks software to other applications; and

•	Maintaining community. An innovative developer community driven by the BroadSoft Xtended developer program is created.
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
Sales and Marketing
We market and sell our products and services either directly, through our internal sales force, or indirectly, through our distribution partners, such as VARs and system integrators. For the years ended December 31, 2015, 2014 and 2013, approximately 89%, 87% and 82%, respectively, of our revenue was generated through direct sales.
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
Customers
We have several hundred service provider customers in more than 80 countries, including 26 of the top 30 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2014, who are delivering services utilizing our software. These companies have either purchased products or services directly from us or have purchased our software through one of our distribution partners. Our customers are located around the world and include many of the top telecommunications service providers globally. Our customers include fixed-line, mobile, cable and Internet service providers. As a result of the diversity of service providers comprising our customer base, our products are used in a broad array of services, applications, network types and business models worldwide.
Revenue from customers located outside the United States represented 38%, 51% and 43% of our total revenue in 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2013, no customer accounted for 10% or more of our revenues. For the year ended December 31, 2014, Telstra Corporation Limited, or Telstra, accounted for 13% of our total revenue.
Research and Development
Continued investment in research and development is critical to our business. We have assembled a team of engineers primarily engaged in research and development, with expertise in various fields of communications and software development. Our research and development department is responsible for designing, developing and enhancing our software products and performing product testing and quality assurance activities, as well as ensuring the interoperability of our products with third-party hardware and software products. We also validate and produce solution guides for joint reference solutions with our partners that specify infrastructure components and management functions. We employ advanced software development tools, including automated testing, performance and capacity testing, source code control, requirements traceability and defect tracking systems. Research and development expense totaled $60.7 million, $50.1 million and $45.3 million for 2015, 2014 and 2013, respectively.
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
Currently, our primary direct competitors consist of established network equipment companies, including Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson AB, GENBAND Inc., Huawei Technologies Co. Ltd., Metaswitch Networks, Microsoft Corporation, Mitel Networks Corporation and Nokia Siemens Networks B.V. Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with IP application software that they have developed. In addition, we face indirect competition from OTT UC providers such as RingCentral, Inc. and 8x8, Inc., who compete with our service provider customers in offering UC capabilities to enterprises.

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
Intellectual Property
Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal products or services. Our registered trademarks in the United States, the European Community and a number of other countries throughout the world include BroadSoft and BroadWorks.
In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, consultants, customers and vendors, and our software is protected by U.S. and international copyright laws. We also incorporate a number of third-party software programs into our products, including BroadWorks, pursuant to license agreements. Our software is not substantially dependent on any third-party software, with the exception of database technology that is provided by Oracle pursuant to a license agreement expiring in 2020, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe that our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.
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
Employees
As of December 31, 2015, we had 1,247 employees in 23 countries, 454 of whom were primarily engaged in research and development, 256 of whom were primarily engaged in sales and marketing, 402 of whom were primarily engaged in providing customer support, cloud operations and professional support services and 135 of whom were primarily engaged in administration and finance. As of December 31, 2015, we had 584 employees located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Risks Related to Our Business
We are substantially dependent upon the commercial success of one product, BroadWorks, which is sold as an application server software offering and also provides the underlying capabilities of our BroadCloud hosted offering. If the market for BroadWorks does not continue to grow, our overall revenue may decline or remain unchanged, which would adversely affect our overall operating results and financial condition.
Our revenue growth depends substantially upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a significant portion of our revenue from licensing BroadWorks and related products and services. During the years ended December 31, 2015, 2014 and 2013, BroadWorks licenses and related services represented 84%, 82% and 86% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
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
If the significant investments we have recently made to grow our BroadCloud hosted service offering are unsuccessful in increasing revenues from that product, our overall revenue may decline or fail to grow, which would adversely affect our operating results and financial condition
We have been, and will continue to, devote considerable resources and allocate capital expenditures to growing our BroadCloud software-as-a-service offering revenue. There can be no assurance that we will meet our revenue targets for this service and if we fail to achieve our revenue goals, our growth and operating results will be materially adversely affected. Additionally, new or existing customers may choose to purchase our BroadCloud services rather than BroadWorks. If our customers’ purchases trend away from BroadWorks perpetual licenses toward our BroadCloud hosted solutions, or to the extent customers defer or cancel BroadWorks orders due to evaluating BroadCloud, our BroadWorks revenues, and our revenues and/or timing of revenues generally, may be adversely affected, which could adversely affect our results of operations and financial condition.
Our success depends in large part on service providers’ continued deployment of, and investment in, their IP-based networks.
Our products are predominantly used by service providers to deliver voice and multimedia services over IP-based networks. As a result, our success depends significantly on these service providers’ continued deployment of, and investment in, their IP-

based networks, and increased demand by their end-users for UC capabilities. Service providers’ deployment of IP-based networks and their migration of communications services to IP-based networks is still in its early stages, and these service providers’ continued deployment of, and investment in, IP-based networks depends on a number of factors outside of our control. Our expenditures to increase service providers' sell-through sales of our products to their end-users may not be successful and we may not realize a return on this investment. Among other elements, service providers’ legacy networks include PBXs, Class 5 switches and other equipment that may adequately perform certain basic functions and could have remaining useful lives of 20 or more years and, therefore, may continue to operate reliably for a lengthy period of time. Many other factors may cause service providers to delay their deployment of, or reduce their investments in, their IP-based networks, including capital constraints, available capacity on legacy networks, competitive and pricing conditions within the telecommunications industry and regulatory issues. If service providers do not continue deploying and investing in their IP-based networks at the rates we expect, for these or other reasons, our growth and operating results will be materially adversely affected.
The loss of, or a significant reduction in orders from, one or more major customers or through one or more major distribution partners would reduce our revenue and harm our results.
For the years ended December 31, 2015 and December 31, 2013, there were no customers that generated greater than 10% of our total revenue. For the year ended December 31, 2014, Telstra accounted for 13% of our total revenue. Our customer agreements do not require our customers to purchase any minimum amount of our products or services. Because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners, or if we suffer a substantial reduction in orders from one or more of our significant customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
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
In addition to the unpredictability of customer orders, our quarterly and annual results of operations are also subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition under generally accepted accounting principles in the United States, or U.S. GAAP. Compliance with these revenue recognition rules has resulted in certain instances in our deferral of the recognition of revenue in connection with the sale of our software licenses, maintenance and services. The majority of our deferred revenue balance consists of software license orders that do not meet all the criteria for revenue recognition and the undelivered portion of maintenance. Although we typically use standardized license agreements designed to meet current revenue recognition criteria under U.S. GAAP, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element transactions with larger customers who often desire customized features, which causes us to defer revenue until all elements are delivered. As our transactions increase in complexity with the sale of larger, multi-product licenses that may be integrated into or with other systems or third party technology, negotiation of mutually acceptable terms and conditions with our customers can require us to defer recognition of revenue on such licenses.

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
We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations and may require us to make costly changes to our operational processes.
The Financial Accounting Standards Board, or FASB, issued a new accounting standard for revenue recognition in May 2014 - Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” - that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it is likely to change the way we account for certain of our sales transactions in 2018, the first year that such new rules will be effective. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.
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
Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2015, 2014 and 2013, our research and development expenses were $60.7 million, or 22% of our total revenue, $50.1 million, or 23% of our total revenue, and $45.3 million, or 25% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Our executive officers and other employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

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
We have evaluated, and expect to continue to evaluate, other potential strategic transactions. We may in the future acquire businesses, products, technologies or services to expand our product offerings, capabilities and customer base, enter new markets or increase our market share. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results. Because of our size, any of these transactions could be material to our financial condition and results of operations. While we have experience with such transactions, the anticipated benefits of acquisitions may never materialize. Some of the areas where we may face acquisition-related risks include:

•	diverting management time and potentially disrupting business;

•	difficulties entering into new markets or vertical segments in which we are not experienced or where competitors may have stronger positions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	reducing our cash available for operations and other uses;

•	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•	retaining and integrating employees from any businesses we acquire;

•	integrating and supporting acquired businesses, products or technologies into our sales channel;

•	integrating various accounting, management, information, human resources and other systems to permit effective management;

•	additional regulatory compliance obligations resulting from an acquired business;

•	the issuance of dilutive equity securities or the incurrence or assumption of debt to finance the acquisition;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisitions;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•
assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;

•	being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices;

•	opportunity costs associated with committing time and capital to such acquisitions; and

•	acquisition-related litigation, including intellectual property infringement claims.
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
We incurred significant indebtedness through the sale of our 2018 Notes and 2022 Notes, and we may incur additional indebtedness in the future. The indebtedness created by the sale of our 2018 Notes and 2022 Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

We incurred $120 million of senior indebtedness in June 2011 when we issued $120 million aggregate principal amount of notes due in 2018, or the 2018 Notes, and incurred $201.3 million of senior indebtedness in September 2015 when we issued $201.3 million aggregate principal amount of notes due in 2022, or the 2022 Notes.

As of December 31, 2015, we had $188.3 million of consolidated indebtedness related to the 2018 Notes and 2022 Notes, which we refer to collectively as the Notes. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations, cash flows and financial condition, including:

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
The worldwide markets for our products and services are highly competitive and continually evolving and we expect competition from both established and new companies to increase. Our primary competitors include companies such as Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Ericsson AB, GENBAND Inc., Huawei Technologies Co. Ltd., Metaswitch Networks, Microsoft Corporation, Mitel Networks Corporation and Nokia-Siemens Networks B.V. Many of our existing and potential competitors have substantially greater financial, technical, marketing, intellectual property and distribution resources than we have. Their resources may enable them to develop superior products, or they could aggressively price, finance and bundle their product offerings to attempt to gain market adoption or to increase market share. In addition, our customers could also begin using open source software, such as Asterisk, which is incorporated in the products of Digium, Inc., as an alternative to BroadWorks. If our competitors offer deep discounts on certain products in an effort to gain market share or to sell other products or services, or if a significant number of our customers use open source software as an alternative to BroadWorks, we may then need to lower the prices of our products and services, change our pricing models, or offer other favorable terms to compete successfully, which would reduce our margins and adversely affect our operating results.
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
Our business depends upon the success of service providers selling IP-based communications services.
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
If service providers do not succeed in growing and maintaining their IP subscriber base for any reason, then our business, financial condition and results of operations would be harmed.

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
In general, the telecommunications industry is highly regulated. However, to date Congress and the Federal Communications Commission, or the FCC, have imposed less regulation on IP-based services and networks. We could be adversely affected by regulation of IP-based services or networks in any country where we do business, including the United States. Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to service providers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our customers or resellers to comply with these laws and regulations could reduce our revenue and profitability. As we expand our BroadCloud offerings and operations internationally, we have been and expect to continue to be subject to additional government regulations. Such regulations could include matters such as using or providing VoIP services or protocols, encryption technology and access charges for service providers. The existence of such regulations could prohibit entry into a target market or force us to withdraw products in one or more jurisdictions. As a result, overall demand for our products could decrease and, at the same time, the cost of selling our products could increase, either of which, or the combination of both, could have a material adverse effect on our business, operating results and financial condition.
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
We market, license and service our products globally and have a number of offices around the world. For the years ended December 31, 2015, 2014 and 2013, 38%, 51% and 43% of our revenue, respectively, was attributable to our international customers. As of December 31, 2015, approximately 53% of our employees were located abroad. We expect that our international activities will continue to be dynamic over the foreseeable future as we pursue additional opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
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
In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. During the period from January 1, 2014 to December 31, 2015, our common stock traded at prices ranging from $18.88 to $40.90. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
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
Provisions in the indentures for the Notes may deter or prevent a business combination.
Under the terms of the indentures governing the Notes, the occurrence of certain merger and business combination transactions could require us to repurchase all or a portion of the Notes, or, in some circumstances, increase the conversion rate applicable to the Notes. In addition, the indentures for the Notes prohibits us from engaging in certain mergers or business combination transactions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.
We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including additional shares associated with the potential conversion of the Notes, which could materially and adversely affect the market price of our common stock and cause dilution to existing stockholders.
Upon conversion of the Notes, we will repay the principal portion of the Notes in cash, but we will deliver shares of common stock to the note holder in respect of any conversion value of the Notes. Additionally, we are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock, including upon the conversion of the Notes, or if we issue additional instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock. The issuance of additional shares of our common stock, including upon conversion of some or all of the Notes, will also dilute the ownership interests of existing holders of our common stock. Dilution will be greater if the conversion rate of the Notes is adjusted upon the occurrence of certain events specified in the indentures to the Notes.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal offices occupy approximately 35,000 square feet of leased office space in Gaithersburg, Maryland which we lease pursuant to a sublease with a sublessor. We also maintain sales, development or technical assistance offices in Phoenix, Arizona; San Jose, California; Richardson and Houston, Texas; Tulsa, Oklahoma; Cedar Rapids, Iowa; Boca Raton, Florida; McLean, Virginia; Montreal, Canada; Belfast, Northern Ireland; Crawley, United Kingdom; Chennai and Bangalore, India; Madrid, Spain; Paris, France; Seoul, South Korea; Sydney, Australia; Warsaw, Poland; Tokyo, Japan; Sophia, Bulgaria; Cologne and Frankfurt, Germany; Amsterdam, Netherlands; Rome, Italy; and Helsinki, Finland.

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

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$35.76	$38.83	$36.80	$40.90
Low	26.42	31.51	27.84	28.37

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$31.93	$28.23	$26.79	$30.81
Low	25.24	18.88	21.00	19.12
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
Stockholders
As of February 23, 2016, there were 20 registered stockholders of record of our common stock.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2010 and December 31, 2015, with the comparative cumulative total return of such amount on (a) the NASDAQ Telecommunications Index and (b) the NASDAQ Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends.
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
We derived the consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 from audited financial statements that are not included in this Annual Report on Form 10-K. Consolidated financial data include (a) retrospective application of our change in accounting policy related to the attribution method for stock-based compensation expense and (b) our retrospective application of ASU 2015-03 related to debt issuance costs. See Note 2 Summary of Significant Accounting Policies for additional information on the changes. Historical results are not necessarily indicative of the results to be expected in any future periods.

Statements of Operations Data:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations:
Revenue:
License software	$119,808	$103,311	$94,408	$89,750	$77,289
Subscription and maintenance support	112,836	92,492	69,357	58,249	42,462
Professional services and other	46,199	21,054	14,728	16,843	18,313
Total revenue	278,843	216,857	178,493	164,842	138,064
Cost of revenue:
License software	10,231	9,755	8,867	8,420	5,986
Subscription and maintenance support	38,602	32,984	20,359	14,729	10,293
Professional services and other	28,925	14,955	10,415	8,905	8,399
Total cost of revenue	77,758	57,694	39,641	32,054	24,678
Gross profit	201,085	159,163	138,852	132,788	113,386
Operating expenses:
Sales and marketing	83,806	69,471	56,822	46,036	37,768
Research and development	60,749	50,125	45,271	35,060	27,053
General and administrative	41,287	32,993	29,992	22,769	19,475
Total operating expenses	185,842	152,589	132,085	103,865	84,296
Income (loss) from operations	15,243	6,574	6,767	28,923	29,090
Other expense, net	15,100	8,477	6,798	6,480	3,593
Income (loss) before income taxes	143	(1,903)	(31)	22,443	25,497
Provision for (benefit from) income taxes	(36)	(2,199)	(406)	7,612	(7,533)
Net income (loss)	179	296	375	14,831	33,030
Net income (loss) per common share:
Basic	0.01	0.01	0.01	0.54	1.24
Diluted	0.01	0.01	0.01	0.53	1.18
Weighted average common shares outstanding:
Basic	29,113	28,654	28,116	27,581	26,603
Diluted	29,818	29,365	28,711	28,215	27,892
Stock based compensation expense included above:
Cost of revenue	$7,227	$3,862	$3,122	$1,399	$619
Sales and marketing	13,821	9,856	8,984	3,734	1,376
Research and development	11,844	10,164	8,800	3,380	1,210
General and administrative	7,552	6,391	6,526	3,001	2,645

Balance Sheet Data:

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$175,857	$101,543	$69,866	$90,545	$94,072
Working capital	234,506	156,322	156,101	157,381	166,636
Total assets	592,374	436,151	382,018	322,023	286,421
Convertible senior notes, notes payable and bank loans, less current portion	188,331	95,628	89,722	84,632	79,559
Total liabilities	335,341	223,190	189,159	163,438	155,074
Total stockholders’ equity	257,033	212,961	192,859	158,585	131,347

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
We are the leading global provider of software and services that enable telecommunications service providers to deliver hosted, cloud-based Unified Communications, or UC, to their enterprise customers.
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own IP-based and mobile networks, as well as over the public internet (also known as "over the top" or OTT). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.
We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Over 450 service provider customers in more than 85 countries are delivering services and have deployed over 13 million UC subscriber lines worldwide using our software.
Executive Summary
Our management team monitors and analyzes a number of key industry trends and performance indicators to manage our business and evaluate our financial and operating performance.
We believe the trend towards adoption of cloud-based unified communications by enterprises will continue and even accelerate over the next several years. We also believe that service providers using our products and services are strongly positioned to take advantage of this demand. Our objective is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs.
We experienced strong revenue from our UC solutions in 2015 and expect continued strong growth during 2016. We believe our UC solutions growth is largely driven by increased market acceptance of hosted UC offerings and our continued market leadership. We believe converged and mobile operators desire to deliver UC solutions to their enterprise customer base to grow revenue, reduce subscriber turnover, or churn, and raise average revenue per user. Our UC-One solutions, which are either delivered through our hosted UC offering, BroadCloud, or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access.
BroadCloud continues to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose BroadCloud to accelerate their time to market and reduce their capital and implementation costs and that delivering innovative solutions to our customers will drive our revenue growth. In November 2015, we expanded our BroadCloud offering platform into the Japanese market through an acquisition. In 2016, we expect to continue to invest in our BroadCloud offerings, including by expanding the geographic availability of these offerings.
We announced Project Tempo at our annual BroadSoft Connections user conference in October 2015. Our goal with Project Tempo is to enable service providers to adopt UC as the centerpiece in what we have entitled "The Future of Work." This is our vision of extending UC to help drive how enterprises and people communicate, interact and collaborate by integrating their communication, collaborative and work productivity tools with contextual intelligence. We expect that in 2016 we will continue our strategic investments in initiatives such as Project Tempo and in research and development of existing and new products, such as client and portal software, mobility and cloud-based services, including products acquired in connection with our acquisitions.
We also continue to invest in our service providers' ability to differentiate their UC offerings, as evidenced by our acquisition in the second quarter of 2015 of mPortal, Inc. a company that designs and develops customer experiences across mobile, web and other connected devices. mPortal became part of our BroadSoft Design group. This acquisition increases our ability to help our service provider customers to highly-customize the UC experience for their end-users and their system administrators across different size market segments. We also expect to continue to invest in our sales and our go-to-market efforts to take advantage of these market opportunities.
During the first quarter of 2016, we acquired Transera Communications, Inc. (now called BroadSoft Contact Center, Inc.), a provider of cloud based contact center software. The Transera products and services will allow our customers to offer a comprehensive cloud contact center portfolio that is complementary to, and integrates with, our BroadWorks and BroadCloud platform. The contact center offering is an enterprise grade cloud contact center utilizing multiple interaction channels, including voice, email, chat and social media. We also believe that Transera’s contact center data analytics capabilities have the ability to assist our customers in improving their contact center operational performance.
We also believe that many of the largest carriers in the world are embarking on projects to ultimately transform most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. We believe transformation projects by certain of our largest service provider customers could drive significant growth for us over the next several years. We think that we are well-positioned to meet such carrier demand for these transformation projects, especially with regard to our UC and UC for VoLTE offerings. We have experienced a significant positive revenue impact from these projects in 2015, and expect this to continue in 2016.

Key Financial Highlights
Some of our key U.S. GAAP financial highlights for the year ended December 31, 2015 include:

•	Total revenue increased by 29%, or $62.0 million, to $278.8 million, compared to $216.9 million for 2014;

•	Gross profit increased to $201.1 million, or 72% of revenue, compared to $159.2 million, or 73% of revenue for 2014;

•	Income from operations was $15.2 million, compared to $6.6 million for 2014;

•	Net income was $0.2 million, compared to $0.3 million for 2014;

•	Net income per diluted share was $0.01 per share, compared to $0.01 per share for 2014;

•	Revenue plus net change in deferred revenue increased by 20% to $288.4 million, compared to $240.7 million for 2014;

•	Deferred revenue increased $9.6 million, compared to an increase of $23.8 million for 2014; and

•	Cash provided by operating activities was $44.8 million, compared to $54.8 million for 2014.
Some of our key non-GAAP financial highlights for the year ended December 31, 2015 include:

•	Non-GAAP gross profit increased to $214.4 million, or 77% of revenue, compared to $168.4 million, or 78% of revenue in 2014;

•	Non-GAAP income from operations was $61.8 million, or 22% of total revenue, compared to $42.2 million, or 19% of total revenue, in 2014;

•	Non-GAAP net income was $58.6 million, compared to $40.1 million in 2014; and

•	Non-GAAP net income per diluted share was $1.96 per common share, compared to $1.37 per common share in 2014.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of December 31, 2015, our deferred license software revenue balance was $33.2 million, the current portion of which was $31.9 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of December 31, 2015, our deferred subscription and maintenance support revenue balance was $61.4 million, the current portion of which was $58.9 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of December 31, 2015, our deferred professional services and other revenue balance was $16.5 million, the current portion of which was $15.7 million.
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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning of period deferred revenue balance	$101,456	$77,662	$61,149
End of period deferred revenue balance	111,054	101,456	77,662
Increase in deferred revenue	9,598	23,794	16,513
Revenue	278,843	216,857	178,493
Revenue plus net change in deferred revenue	$288,441	$240,651	$195,006
Operating Expenses
We grew our total headcount to 1,247 employees at December 31, 2015 from 867 employees at December 31, 2014, and we expect to continue to hire new employees to support our anticipated growth.
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We expect our operating expenses to increase in 2016 primarily due to increases in headcount and stock-based compensation expense.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. Straight-line expense recognition for service-only awards is an accounting policy change in the fourth quarter of 2015, applied retrospectively. See Note 2 Summary of Significant Accounting Policies for additional information on the accounting policy change. The fair value of awards with a performance condition continues to be recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense of $40.4 million, $30.3 million and $27.4 million, respectively.
Based on stock-based awards outstanding as of December 31, 2015, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $56.9 million over a weighted average period of approximately 1.91 years.
Other Expense, Net
Other expense, net, consists primarily of interest income, interest expense, loss on repurchase of convertible senior notes and foreign currency translation gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest related to our 2018 convertible senior notes, or the 2018 Notes, and our 2022 convertible senior notes, or the 2022 Notes. Loss on repurchase of convertible senior notes relates to the fair value in excess of the carrying value of the portion of the 2018 Notes repurchased. Foreign currency translation gains and losses relate to the revaluation of foreign currency denominated trade receivables.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay significant U.S. federal income taxes due to our accumulated net operating losses. As of December 31, 2015 and 2014, we had net operating loss carryforwards, or the NOLs, to utilize in the U.S of approximately $32.1 million and $39.2 million, respectively. Additionally, we have $11.3 million and $5.9 million of tax credit carryforwards for tax return purposes as of December 31, 2015 and 2014, respectively. The U.S. NOLs and tax credit carryforwards are scheduled to begin to expire in 2018 and 2019, respectively. As of December 31, 2015 and 2014, we had a remaining valuation allowance of approximately $0.3 million and $0.3 million, respectively, which primarily relate to certain foreign NOLs and tax credits that more likely than not will not be realized.
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
In April 2015, the FASB issued Accounting Standards Updated 2015-03, Interest-Imputation of Interest ("ASU 2015-03"), which provides updated guidance for accounting for debt issuance costs. The update is intended to simplify and standardize the presentation of debt issuance costs. ASU 2015-13 requires that we present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the treatment of debt discounts. We adopted the new guidance effective July 1, 2015 and reclassified our unamortized debt issuance costs from "other current assets" and "other long-term assets" to "convertible senior notes" on the consolidated balance sheets for all periods presented. The balances of unamortized debt issuance costs reclassified as of December 31, 2014 were $0.4 million and $1.0 million from other current assets and other long-term assets, respectively.
In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations: Topic 805 ("ASU 2015-16"), which provides updated guidance on recognizing adjustments to provisional amounts for items in a business combination. ASU 2015-16 requires that the we recognize adjustments to provisional amounts during the reporting period in which the adjustment amounts are determined. We will adopt ASU 2015-16 upon its effective date, which is for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. The guidance will be applied prospectively.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes: Topic 740 ("ASU 2015-17"), which provides updated guidance for the presentation of deferred income taxes. ASU 2015-17 requires that we present deferred income taxes as non-current in the balance sheet. We adopted the new guidance effective December 31, 2015 and reclassified our current deferred tax assets and deferred tax liabilities to non-current on the consolidated balance sheet for all periods presented. The balances of current deferred tax assets and current deferred tax liabilities reclassified to non-current as of December 31, 2014 were $14.3 million and an immaterial amount, respectively.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
We have determined that we have one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on our qualitative assessment, there was no indication of impairment as of December 31, 2015, 2014 or 2013. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible Assets
We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of cash flows attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets during the years ended December 31, 2015, 2014 or 2013.
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
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. There were no triggering events to cause us to record an impairment charge during the years ended December 31, 2015, 2014 or 2013.
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
Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
Revenue

	Year ended December 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$119,808	43%	$103,311	47%	$16,497	16%
Subscription and maintenance support	112,836	40	92,492	43	20,344	22
Professional services and other	46,199	17	21,054	10	25,145	119
Total revenue	$278,843	100%	$216,857	100%	$61,986	29%
Revenue by Geography:
Americas	$191,573	69%	$120,719	56%	$70,854	59%
EMEA	61,114	22	54,950	25	6,164	11
APAC	26,156	9	41,188	19	(15,032)	(36)
Total revenue	$278,843	100%	$216,857	100%	$61,986	29%
Total revenue for 2015 increased by 29%, or $62.0 million, to $278.8 million, compared to 2014. This growth was driven by a 16% increase in license software revenue, a 22% increase in subscription and maintenance support revenue and a 119% increase in professional services and other revenue. Deferred revenue increased by $9.6 million for 2015, compared to an increase of $23.8 million in 2014.
Americas revenue for 2015 increased by 59%, or $70.9 million, to $191.6 million compared to 2014. The increase in Americas revenue for 2015 was due to increases in license software revenue, subscription and maintenance support revenue and professional services and other revenues.
Europe, Middle East and Africa, or EMEA, revenue for 2015 increased by 11%, or $6.2 million, to $61.1 million compared to 2014. The increase in EMEA revenue in 2015 was primarily due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
Asia Pacific, or APAC, total revenue for 2015 decreased by 36%, or $15.0 million, to $26.2 million compared to 2014. The decrease in APAC revenue was primarily due to the recognition of revenue in the prior year related to a multi-year project for an APAC service provider customer.

License Software
License software revenue for 2015 increased by 16%, or $16.5 million, to $119.8 million. The increase in revenue for 2015 reflects an increase in license software revenue in the Americas and EMEA, partially offset by a decrease in license software revenue in APAC. Deferred license software revenue increased by $6.7 million in 2015, compared to an increase of $6.3 million in 2014.
Subscription and Maintenance Support
Subscription and maintenance support revenue for 2015 increased by 22%, or $20.3 million, to $112.8 million, compared to 2014. The increase in subscription and maintenance support revenue was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions, and growth in our maintenance support revenue. Our BroadCloud subscription revenue for 2015 increased by $8.8 million to $34.5 million, compared to 2014. Our maintenance support revenue grew as a result of growth in the installed base of our customers who purchase maintenance support. Deferred subscription and maintenance support revenue increased by $8.6 million in 2015, compared to an increase of $5.8 million in 2014.
Professional Services and Other
Professional services and other revenue for 2015 increased by 119%, or $25.1 million, to $46.2 million, compared to 2014. The increase in professional services and other revenue for 2015 was primarily due to revenue recognized from several large projects as we've reached milestones for those projects, and also due to increased professional services activity, including contributions from recent acquisitions. Deferred professional services and other revenue decreased by $5.7 million in 2015, compared to an increase of $11.7 million in 2014.
Cost of Revenue and Gross Profit

	Year ended December 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$10,231	9%	$9,755	9%	$476	5%
Subscription and maintenance support	38,602	34	32,984	36	5,618	17
Professional services and other	28,925	63	14,955	71	13,970	93
Total cost of revenue	$77,758	28%	$57,694	27%	$20,064	35%
Gross Profit:
License software	$109,577	91%	$93,556	91%	$16,021	17%
Subscription and maintenance support	74,234	66	59,508	64	14,726	25
Professional services and other	17,274	37	6,099	29	11,175	183
Total gross profit	$201,085	72%	$159,163	73%	$41,922	26%
For 2015, our gross margin decreased to 72% as compared to 73% in 2014 and our gross profit increased by 26%, or $41.9 million, to $201.1 million. We experienced an increase in gross profit across all of our revenue streams for 2015. The total gross profit growth is primarily due to higher revenue growth relative to the growth in cost of revenue.
For 2015, license software gross margin remained approximately unchanged at 91% as compared to 2014 and license software gross profit increased by 17% to $109.6 million. License software cost of revenue increased by 5%, or $0.5 million, to $10.2 million in 2015. This increase was primarily due to a $0.8 million increase in intangible amortization related to our acquisitions. The increase in license software gross profit was driven by higher revenue growth relative to the growth in license software cost of revenue.
For 2015, subscription and maintenance support gross margin increased to 66% as compared to 64% in 2014 and subscription and maintenance support gross profit increased by 25% to $74.2 million. Subscription and maintenance support cost of revenue increased by 17%, or $5.6 million, to $38.6 million in 2015. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily investment in our BroadCloud offering, including a $3.0 million increase in personnel-related costs and a $2.5 million increase in operating costs associated with hosting our BroadCloud services. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For 2015, professional services and other gross margin increased to 37% as compared to 29% in 2014 and professional services and other gross profit increased by 183% to $17.3 million. Professional services and other cost of revenue increased 93%, or $14.0 million, to $28.9 million in 2015. The increase in professional services and other cost of revenue was primarily due to a $9.7 million increase in personnel-related costs, which includes the impact of acquisitions we made during 2015. The increase was also due to a $1.2 million increase in hardware expense and a $1.1 million increase in travel expenses. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Year ended December 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$83,806	30%	$69,471	32%	$14,335	21%
Research and development	60,749	22	50,125	23	10,624	21
General and administrative	41,287	15	32,993	15	8,294	25
Total operating expenses	$185,842	67%	$152,589	70%	$33,253	22%
Sales and Marketing. Sales and marketing expense increased by 21%, or $14.3 million, to $83.8 million for 2015. The increase was primarily due to a $9.3 million increase in personnel-related costs, a $2.1 million increase in outside consulting expenses, a $0.7 million increase in equipment and software expenses and a $0.6 million increase in travel expenses.
Research and Development. Research and development expense increased by 21%, or $10.6 million, to $60.7 million for 2015. The increase was primarily due to an $8.9 million increase in personnel-related costs, a $0.8 million increase in depreciation expenses and a $0.7 million increase in equipment and software expenses.
General and Administrative. General and administrative expense increased by 25%, or $8.3 million, to $41.3 million for 2015. The increase was primarily related to a $3.6 million increase in personnel-related costs and a $4.1 million increase in third party legal and consulting expenses.
Income from Operations
We had income from operations of $15.2 million for 2015, compared to $6.6 million in 2014.
Other Expense

	Year ended December 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$9,386	3%	$7,177	3%	$2,209	31%
Other, net	5,714	2%	1,300	1%	4,414	340%
Total other expense, net	$15,100	5%	$8,477	4%	$6,623	78%
Other expense, net increased by $6.6 million for 2015 compared to 2014. The increase in total other expenses was related to the loss of $4.2 million related to the repurchase of a portion of the 2018 Notes, interest expense of $3.2 million related to the 2022 Notes and a $0.7 million increase in foreign currency translation losses related to the revaluation of foreign denominated trade receivables compared to 2014, partially offset by an increase in interest income of $0.7 million related to our investments and a decrease in interest expense of $0.7 million related to the 2018 Notes.
Benefit from Income Taxes
Benefit from income taxes was an immaterial amount for the year ended December 31, 2015, compared to $2.2 million for the year ended December 31, 2014. For the year ended December 31, 2015, the tax provision was primarily impacted by research tax credits generated in 2015 and prior years, partially offset by non-deductible share base compensation. The decrease in the income tax benefit in 2015 compared to 2014 was primarily related to the release of a valuation allowance in 2014 due to expected realization of our deferred tax assets in certain foreign jurisdictions.
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
Americas revenue for 2014 increased by 7%, or $7.5 million, to $120.7 million, compared to 2013. The increase in the Americas revenue for 2014 was primarily due to growth in subscription revenue associated with our BroadCloud offering and growth in maintenance support revenue.
EMEA revenue for 2014 increased by 24%, or $10.7 million, to $55.0 million, compared to 2013. The increase in EMEA revenue in 2014 was primarily due to growth in subscription revenue from acquisitions and maintenance support revenue due to an increase in software sales. The increase was partially offset by a decrease in license software revenue due to the deferral of a large order that did not meet the criteria for revenue recognition, with revenue recognition from such order anticipated in 2016.
APAC revenue for 2014 increased by 96%, or $20.2 million, to $41.2 million, compared to 2013. The increase in APAC revenue was primarily due to the recognition of $18.3 million of revenue related to a multi-year project for an APAC service provider customer, including revenue from license software, subscription and maintenance support and professional services and other.
License Software
License software revenue for 2014 increased by 9%, or $8.9 million, to $103.3 million, compared to 2013. The increase in revenue for 2014 reflects an increase in license software revenue in APAC partially offset by a decrease in software license revenue in EMEA. Deferred license software revenue increased by $6.3 million in 2014, compared to a decrease of $1.8 million in 2013.

Subscription and Maintenance Support
Subscription and maintenance support revenue for 2014 increased by 33%, or $23.1 million, to $92.5 million, compared to 2013. The increase in subscription and maintenance support revenue was the result of growth in our subscription revenue associated with our BroadCloud offering, which included contributions from acquisitions. Our BroadCloud subscription revenue for 2014 increased by $13.2 million to $25.7 million, compared to 2013. Our maintenance support revenue grew as a result of growth in the installed base of our customers who purchase maintenance support. Deferred subscription and maintenance support revenue increased by $5.8 million in 2014, compared to an increase of $11.3 million in 2013.
Professional Services and Other
Professional services and other revenue for 2014 increased by 43%, or $6.3 million, to $21.1 million, compared to 2013. The increase in professional services and other revenue for 2014 was primarily due to the timing of revenue recognition, including revenue related to a multi-year project for an APAC service provider customer that had been deferred in prior periods. Deferred professional services and other revenue increased by $11.7 million in 2014, compared to remaining approximately unchanged in 2013.
Cost of Revenue and Gross Profit

	Year ended December 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$9,755	9%	$8,867	9%	$888	10%
Subscription and maintenance support	32,984	36	20,359	29	12,625	62
Professional services and other	14,955	71	10,415	71	4,540	44
Total cost of revenue	$57,694	27%	$39,641	22%	$18,053	46%
Gross Profit:
License software	$93,556	91%	$85,541	91%	$8,015	9%
Subscription and maintenance support	59,508	64	48,998	71	10,510	21
Professional services and other	6,099	29	4,313	29	1,786	41
Total gross profit	$159,163	73%	$138,852	78%	$20,311	15%
For 2014, gross margin decreased to 73% as compared to 78% in 2013 and our gross profit increased by 15%, or $20.3 million, to $159.2 million. We experienced an increase in gross profit across all of our revenue streams for 2014. The total gross profit growth was primarily due to higher revenue growth relative to the growth in cost of revenue.
For 2014, license software gross margin remained approximately unchanged at 91% as compared to 2013 and license software gross profit increased by 9% to $93.6 million. License software cost of revenue increased by 10%, or $0.9 million, to $9.8 million in 2014. This increase was primarily due to a $0.7 million increase in personnel-related costs and a $0.6 million increase in equipment and software expense, partially offset by a $0.5 million decrease in royalty expense. The increase in license software gross profit was driven by higher revenue growth relative to the growth in license software cost of revenue.
For 2014, subscription and maintenance support gross margin decreased to 64% as compared to 71% in 2013, and subscription and maintenance support gross profit increased by 21% to $59.5 million. Subscription and maintenance support cost of revenue increased by 62%, or $12.6 million, to $33.0 million in 2014. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily investment in our BroadCloud offering. The increase was primarily due to a $5.2 million increase in personnel-related costs, a $5.4 million increase in operations costs associated with hosting our BroadCloud services and a $1.5 million increase in amortization of acquired intangibles. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance support cost of revenue.
For 2014, professional services and other gross margin remained approximately unchanged at 29% as compared to 2013, and professional services and other gross profit increased by 41% to $6.1 million. Professional services and other cost of revenue increased 44%, or $4.5 million, to $15.0 million in 2014. The increase in professional services and other cost of revenue was primarily due to a $1.9 million increase in hardware costs delivered under an order related to a multi-year project for an APAC service provider customer, a $1.0 million increase in outside consulting expenses and a $1.2 million increase in personnel-related costs. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Year ended December 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$69,471	32%	$56,822	32%	$12,649	22%
Research and development	50,125	23	45,271	25	4,854	11
General and administrative	32,993	15	29,992	17	3,001	10
Total operating expenses	$152,589	70%	$132,085	74%	$20,504	16%
Sales and Marketing. Sales and marketing expense increased by 22%, or $12.6 million, to $69.5 million for 2014, compared to 2013. This increase was primarily due to a $9.2 million increase in personnel-related costs, a $1.1 million increase in travel expenses, a $0.8 million increase in outside consulting expenses and a $0.6 million in training and marketing expenses.
Research and Development. Research and development expense increased by 11%, or $4.9 million, to $50.1 million for 2014, compared to 2013. This increase was primarily due to a $3.2 million increase in personnel-related costs and a $0.5 million increase in equipment and software expenses. The increase in personnel-related costs was reflective of our continued investment in our product offerings, which includes the impact of the acquisitions we made during 2013 and 2014.
General and Administrative. General and administrative expense increased by 10%, or $3.0 million, to $33.0 million for 2014, compared to 2013. This increase was primarily due to a $1.3 million increase in personnel-related costs and a $0.9 million increase in third-party legal and consulting expenses.
Income from Operations
We had income from operations of $6.6 million for 2014, compared to $6.8 million in 2013.
Other Expense

	Year ended December 31,				Period-to-Period Change
	2014		2013
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$7,177	3%	$6,946	4%	$231	3%
Other, net	1,300	1%	(148)	*	1,448	(978)%
Total other expense, net	$8,477	4%	$6,798	4%	$1,679	25%

*	Less than 1%
Other expense, net increased by $1.7 million for 2014 primarily related to the increase of $1.4 million in foreign currency transaction losses related to the revaluation of foreign currency denominated trade receivables.
Benefit from Income Taxes
Benefit from income taxes was $2.2 million for 2014, compared to $0.4 million for 2013. For 2014, in addition to the tax impact of the pre-tax loss for the year, the tax provision was primarily impacted by the release of the valuation allowance on certain deferred tax assets in foreign jurisdictions and the increase in research credits claimed in 2014. The decrease in the valuation allowance by approximately $3.0 million was related to the expected realization of our deferred tax assets in certain foreign jurisdiction.
Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities. Cash flow from operations was $44.8 million, $54.8 million and $31.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. In September 2015, we completed an offering of our 2022 Notes with net proceeds from the offering of approximately $194.8 million.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands).

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$175,857	$101,543
Accounts receivable, net	108,113	81,794
Working capital	234,506	156,322

	Year ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$44,786	$54,759	$31,934
Investing activities	(88,011)	(17,558)	(57,406)
Financing activities	118,918	(4,135)	4,831
Our cash and cash equivalents at December 31, 2015 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which was immaterial at December 31, 2015, is not included in cash and cash equivalents.
Operating Activities
For the year ended December 31, 2015, net cash provided by operating activities was $44.8 million, compared to $54.8 million for 2014. The decrease was primarily due to a $26.2 million decrease from the net change in other current and long-term assets and liabilities and a decrease in net income of $0.1 million, partially offset by a $16.3 million increase from the aggregate changes in non-cash items. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, non-cash interest on convertible debt, tax windfall benefits from stock option exercises and amortization of software licenses.
For the year ended December 31, 2014, net cash provided by operating activities was $54.8 million, compared to $31.9 million for 2013. The increase was primarily due to a $11.4 million increase from the aggregate changes in non-cash items and a $11.5 million increase from the net change in other current and long-term asset and liabilities. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, non-cash interest on convertible debt, tax windfall benefits from stock option exercises and amortization of software licenses.
For the year ended December 31, 2013, net cash provided by operating activities was $31.9 million, compared to $30.0 million in 2012. The increase was primarily due to a $13.3 million increase from the net change in other current and long-term asset and liabilities and a $3.1 million increase from the aggregate changes in non-cash items, partially offset by a decrease in net income of $14.5 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, non-cash interest on convertible debt, tax windfall benefits from stock option exercises and amortization of software licenses.

Investing Activities
Our investing activities have consisted primarily of purchases of marketable securities and property and equipment and the acquisitions of businesses.
For the year ended December 31, 2015, net cash used in investing activities was $88.0 million, compared to $17.6 million for 2014. This increase was primarily attributable to a $50.0 million increase in net purchases of marketable securities, $17.5 million increase in cash used for acquisitions and a $2.4 million increase in purchases of property and equipment.
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
Financing Activities
For the year ended December 31, 2015, net cash provided by financing activities was $118.9 million, compared to net cash used in financing activities of $4.1 million for 2014. Net cash provided by financing activities in 2015 consisted of proceeds from 2022 Notes of $194.8 million and proceeds from the exercise of stock options of $6.2 million, partially offset by our repurchase of a portion of the 2018 Notes for $48.6 million, our repurchase of 790,880 shares of our common stock for $25.0 million, and taxes paid on the vesting of restricted stock units of $10.3 million.
For the year ended December 31, 2014, net cash used in financing activities was $4.1 million, compared to net cash provided by financing activities of $4.8 million for 2013. Net cash used in financing activities in 2014 consisted of taxes paid on the vesting of restricted stock units of $7.8 million, partially offset by our tax windfall benefits from stock option exercises of $3.0 million and proceeds from the exercise of stock options of $0.7 million.
For the year ended December 31, 2013, net cash provided by financing activities was $4.8 million, compared to $0.5 million in 2012. Net cash provided by financing activities in 2013 consisted of our tax windfall benefits from stock option exercises of $7.5 million and proceeds from the exercise of stock options of $1.3 million, partially offset by taxes paid on the vesting of restricted stock units of $3.0 million and payments of notes payable of $1.0 million.
Borrowings and Credit Facilities
2022 Convertible Senior Notes
In September 2015, we issued $201.3 million aggregate principal amount of the 2022 Notes, with net proceeds of approximately $194.8 million. The 2022 Notes are general unsecured obligations, with interest payable semi-annually in cash at a rate of 1.0% per annum, and will mature on September 1, 2022, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the 2022 Notes is approximately $38.72 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption on or after September 1, 2019, we will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. See Note 9, Borrowings, contained elsewhere in this Annual Report on Form 10-K for additional details about the 2022 Notes.
2018 Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of our 2018 Notes, with net proceeds of approximately $116 million. The 2018 Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
Concurrently with the closing of the 2022 Notes offering, we repurchased $50.9 million principal amount of the 2018 Notes in privately negotiated transactions for an aggregate purchase price of $53.4 million.

The initial conversion rate for the 2018 Notes is approximately $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, we will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. See Note 9, Borrowings, contained elsewhere in this Annual Report on Form 10-K for additional details about the 2018 Notes.
Tekes Loan
In connection with our acquisition of Movial Applications Oy in October 2011, we assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which we repaid in full in September 2013.
Operating and Capital Expenditure Requirements
We believe that the cash generated from operations, our current cash, cash equivalents and short-term and long-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow, through organic growth and acquisitions, as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology system. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of December 31, 2015 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	2016	2017 - 2018	2019 - 2020	After 2020
Convertible senior notes, including interest * ^	$286,984	$2,999	$74,685	$4,025	$205,275
Operating lease obligations	21,841	4,743	8,758	3,340	5,000
Total	$308,825	$7,742	$83,443	$7,365	$210,275

*
Contractual interest obligations related to our Notes totaled $16.6 million at December 31, 2015, including $3.0 million, $5.6 million, $4.0 million and $4.0 million due in years 2016, 2017-2018, 2019-2020 and 2020 and thereafter, respectively.

^	Principal payment obligations for the 2018 Notes are $69.1 million, due in July 2018, and principal payment obligations for the 2022 Notes are $201.3 million, due in September 2022.
As of December 31, 2015, we had unrecognized tax benefits of $4.9 million. We do not expect to recognize any of these benefits in 2016. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures
In addition to our U.S. GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our convertible senior notes and non-cash tax benefit or expense included in our tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for operating results in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.
The presentation of non-GAAP net income, non-GAAP net income per basic and diluted share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP income from operations and other non-GAAP financial measures in this Annual Report on Form 10-K is not meant to be a substitute for “net income,” “net income per share,” “cost of revenue,” “gross profit,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.
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

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$10,231	$9,755	$8,867
(percent of related revenue)	9%	9%	9%
Less:
Stock-based compensation expense	1,017	738	724
Amortization of acquired intangible assets	1,718	871	856
Non-GAAP license cost of revenue	$7,496	$8,146	$7,287
(percent of related revenue)	6%	8%	8%

GAAP subscription and maintenance support cost of revenue	$38,602	$32,984	$20,359
(percent of related revenue)	34%	36%	29%
Less:
Stock-based compensation expense	3,006	2,287	1,654
Amortization of acquired intangible assets	3,977	4,520	3,023
Non-GAAP subscription and maintenance support cost of revenue	$31,619	$26,177	$15,682
(percent of related revenue)	28%	28%	23%

GAAP professional services and other cost of revenue	$28,925	$14,955	$10,415
(percent of related revenue)	63%	71%	71%
Less:
Stock-based compensation expense	3,204	837	744
Amortization of acquired intangible assets	408	—
Non-GAAP professional services and other cost of revenue	$25,313	$14,118	$9,671
(percent of related revenue)	55%	67%	66%

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Non-GAAP gross profit:
GAAP gross profit	$201,085	$159,163	$138,852
(percent of total revenue)	72%	73%	78%
Plus:
Stock-based compensation expense	7,227	3,862	3,122
Amortization of acquired intangible assets	6,103	5,391	3,879
Non-GAAP gross profit	$214,415	$168,416	$145,853
(percent of total revenue)	77%	78%	82%

GAAP license gross profit	$109,577	$93,556	$85,541
(percent of related revenue)	91%	91%	91%
Plus:
Stock-based compensation expense	1,017	738	724
Amortization of acquired intangible assets	1,718	871	856
Non-GAAP license gross profit	$112,312	$95,165	$87,121
(percent of related revenue)	94%	92%	92%

GAAP subscription and maintenance support gross profit	$74,234	$59,508	$48,998
(percent of related revenue)	66%	64%	71%
Plus:
Stock-based compensation expense	3,006	2,287	1,654
Amortization of acquired intangible assets	3,977	4,520	3,023
Non-GAAP subscription and maintenance support gross profit	$81,217	$66,315	$53,675
(percent of related revenue)	72%	72%	77%

GAAP professional services and other gross profit	$17,274	$6,099	$4,313
(percent of related revenue)	37%	29%	29%
Plus:
Stock-based compensation expense	3,204	837	744
Amortization of acquired intangible assets	408	—
Non-GAAP professional services and other gross profit	$20,886	$6,936	$5,057
(percent of related revenue)	45%	33%	34%

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Non-GAAP income from operations:
GAAP income from operations	$15,243	$6,574	$6,767
(percent of total revenue)	5%	3%	4%
Plus:
Stock-based compensation expense	40,444	30,273	27,432
Amortization of acquired intangible assets	6,103	5,391	3,879
Non-GAAP income from operations	$61,790	$42,238	$38,078
(percent of total revenue)	22%	19%	21%

GAAP operating expense	$185,842	$152,589	$132,085
(percent of total revenue)	67%	70%	74%
Less:
Stock-based compensation expense	33,217	26,411	24,310
Non-GAAP operating expense	$152,625	$126,178	$107,775
(percent of total revenue)	55%	58%	60%

GAAP sales and marketing expense	$83,806	$69,471	$56,822
(percent of total revenue)	30%	32%	32%
Less:
Stock-based compensation expense	13,821	9,856	8,984
Non-GAAP sales and marketing expense	$69,985	$59,615	$47,838
(percent of total revenue)	25%	27%	27%

GAAP research and development expense	$60,749	$50,125	$45,271
(percent of total revenue)	22%	23%	25%
Less:
Stock-based compensation expense	11,844	10,164	8,800
Non-GAAP research and development expense	$48,905	$39,961	$36,471
(percent of total revenue)	18%	18%	20%

GAAP general and administrative expense	$41,287	$32,993	$29,992
(percent of total revenue)	15%	15%	17%
Less:
Stock-based compensation expense	7,552	6,391	6,526
Non-GAAP general and administrative expense	$33,735	$26,602	$23,466
(percent of total revenue)	12%	12%	13%

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net income	$179	$296	$375
(percent of total revenue)	*	*	*
Adjusted for:
Stock-based compensation expense	40,444	30,273	27,432
Amortization of acquired intangible assets	6,103	5,391	3,879
Non-cash interest expense on our convertible senior notes	8,617	5,906	5,504
Foreign currency transaction losses (gains)	1,962	1,300	(148)
Loss on repurchase of convertible senior notes	3,752	—	—
Non-cash tax provision	(2,477)	(3,018)	(1,139)
Non-GAAP net income	$58,580	$40,148	$35,903
(percent of total revenue)	21%	19%	20%

GAAP net income per basic common share	$0.01	$0.01	$0.01
Adjusted for:
Stock-based compensation expense	1.39	1.06	0.98
Amortization of acquired intangible assets	0.21	0.19	0.14
Non-cash interest expense on our convertible senior notes	0.30	0.21	0.20
Foreign currency transaction losses (gains)	0.07	0.05	(0.01)
Loss on repurchase of convertible senior notes	0.13	—	—
Non-cash tax provision	(0.09)	(0.11)	(0.04)
Non-GAAP net income per basic common share	$2.01	$1.40	$1.25

GAAP net income per diluted common share	$0.01	$0.01	$0.01
Adjusted for:
Stock-based compensation expense	1.36	1.03	0.92
Amortization of acquired intangible assets	0.20	0.18	0.13
Non-cash interest expense on our convertible senior notes	0.29	0.20	0.18
Foreign currency transaction losses (gains)	0.07	0.04	—
Loss on repurchase of convertible senior notes	0.13	—	—
Non-cash tax provision	(0.08)	(0.10)	(0.04)
Non-GAAP net income per diluted common share	$1.96	$1.37	$1.20

*	Less than 1%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At December 31, 2015, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however, we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, India and Canada. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk will likely become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at December 31, 2015, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $1.4 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of BroadSoft, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BroadSoft, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes and debt financing costs in 2015.
Additionally, as discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for stock-based compensation expense in 2015.
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

/s/PricewaterhouseCoopers LLP

Baltimore, Maryland
February 29, 2016

BroadSoft, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$175,857	$101,543
Short-term investments	72,531	68,923
Accounts receivable, net of allowance for doubtful accounts of $85 and $286 at December 31, 2015 and December 31, 2014, respectively	108,113	81,794
Other current assets	13,155	12,272
Total current assets	369,656	264,532
Long-term assets:
Property and equipment, net	19,481	14,363
Long-term investments	102,385	52,030
Intangible assets, net	18,835	15,568
Goodwill	72,275	65,303
Deferred tax assets	1,661	17,074
Other long-term assets	8,081	7,281
Total long-term assets	222,718	171,619
Total assets	$592,374	$436,151
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$28,667	$20,787
Deferred revenue, current portion	106,483	87,423
Total current liabilities	135,150	108,210
Convertible senior notes	188,331	95,628
Deferred revenue	4,571	14,033
Other long-term liabilities	7,289	5,319
Total liabilities	335,341	223,190
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at December 31, 2015 and December 31, 2014; no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at December 31, 2015 and December 31, 2014; 29,080,197 and 28,943,336 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	291	290
Additional paid-in capital	333,153	258,169
Accumulated other comprehensive loss	(13,810)	(7,712)
Accumulated deficit	(62,601)	(37,786)
Total stockholders’ equity	257,033	212,961
Total liabilities and stockholders’ equity	$592,374	$436,151
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue:
License software	$119,808	$103,311	$94,408
Subscription and maintenance support	112,836	92,492	69,357
Professional services and other	46,199	21,054	14,728
Total revenue	278,843	216,857	178,493
Cost of revenue:
License software	10,231	9,755	8,867
Subscription and maintenance support	38,602	32,984	20,359
Professional services and other	28,925	14,955	10,415
Total cost of revenue	77,758	57,694	39,641
Gross profit	201,085	159,163	138,852
Operating expenses:
Sales and marketing	83,806	69,471	56,822
Research and development	60,749	50,125	45,271
General and administrative	41,287	32,993	29,992
Total operating expenses	185,842	152,589	132,085
Income from operations	15,243	6,574	6,767
Other expense:
Interest expense, net	9,386	7,177	6,946
Other, net	5,714	1,300	(148)
Total other expense, net	15,100	8,477	6,798
Income (loss) before income taxes	143	(1,903)	(31)
Benefit from income taxes	(36)	(2,199)	(406)
Net income	$179	$296	$375
Net income per common share:
Basic	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01
Weighted average common shares outstanding:
Basic	29,113	28,654	28,116
Diluted	29,818	29,365	28,711
Stock-based compensation expense included above:
Cost of revenue	$7,227	$3,862	$3,122
Sales and marketing	13,821	9,856	8,984
Research and development	11,844	10,164	8,800
General and administrative	7,552	6,391	6,526
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$179	$296	$375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,418)	(6,061)	1,478
Unrealized gain (loss) on investments	(680)	(126)	5
Total other comprehensive income (loss), net of tax	(6,098)	(6,187)	1,483
Comprehensive income (loss)	$(5,919)	$(5,891)	$1,858
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Total Stockholders' Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance, December 31, 2012	$158,585	27,913	$279	$199,771	$(3,008)	$(38,457)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercise of stock options and withholding tax	(1,691)	392	4	(1,695)	—	—
Stock-based compensation expense	27,432	—	—	27,432	—	—
Tax windfall benefits on exercises of stock options	6,675	—	—	6,675		—
Foreign currency translation adjustment	1,478	—	—	—	1,478	—
Unrealized gain on investments	5	—	—	—	5	—
Net income	375	—	—	—	—	375
Balance, December 31, 2013	$192,859	28,305	$283	$232,183	$(1,525)	$(38,082)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(7,085)	638	7	(7,092)	—	—
Stock-based compensation expense	30,225	—	—	30,225	—	—
Tax windfall benefits on exercises of stock options	2,853	—	—	2,853	—	—
Foreign currency translation adjustment	(6,061)	—	—	—	(6,061)	—
Unrealized loss on investments	(126)	—	—	—	(126)	—
Net income	296	—	—	—	—	296
Balance, December 31, 2014	$212,961	28,943	$290	$258,169	$(7,712)	$(37,786)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(4,110)	928	9	(4,119)	—	—
Repurchase of common stock	(25,002)	(791)	(8)	—	—	(24,994)
Equity component of 2022 convertible senior notes issuance, net of issuance costs	67,792	—	—	67,792	—	—
Equity component of 2018 convertible senior notes repurchase	(6,751)	—	—	(6,751)	—	—
Deferred tax liability related to convertible senior notes, net	(23,503)	—	—	(23,503)	—	—
Stock-based compensation expense	40,938	—	—	40,938	—	—
Tax windfall benefits on exercises of stock options	627	—	—	627	—	—
Foreign currency translation adjustment	(5,418)	—	—	—	(5,418)	—
Unrealized loss on investments	(680)	—	—	—	(680)	—
Net income	179	—	—	—	—	179
Balance, December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$179	$296	$375
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,836	12,391	7,822
Amortization of software licenses	2,848	3,342	2,987
Stock-based compensation expense	40,444	30,273	27,432
Provision for doubtful accounts	4	274	149
Provision for (benefit from) deferred income taxes	(2,741)	(3,477)	(2,055)
Excess tax benefits related to stock-based compensation	(1,809)	(2,950)	(7,492)
Payment of original notes issuance discount	(1,094)	—	—
Non-cash interest expense on convertible senior notes	8,617	5,906	5,504
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,935)	(14,806)	(16,334)
Other current and long-term assets	(4,896)	(4,056)	(1,128)
Accounts payable, accrued expenses and other long-term liabilities	2,234	4,655	(1,799)
Current and long-term deferred revenue	9,099	22,911	16,473
Net cash provided by operating activities	44,786	54,759	31,934
Cash flows from investing activities:
Purchases of property and equipment	(12,876)	(10,523)	(5,789)
Payments for acquisitions, net of cash acquired	(21,172)	(3,650)	(37,793)
Purchases of marketable securities	(252,467)	(122,991)	(117,067)
Proceeds from sale of marketable securities	128,827	10,000	—
Proceeds from maturities of marketable securities	69,677	109,042	103,240
Change in restricted cash	—	564	3
Net cash used in investing activities	(88,011)	(17,558)	(57,406)
Cash flows from financing activities:
Proceeds from the exercise of stock options	6,187	710	1,285
Taxes paid on vesting of RSUs	(10,297)	(7,795)	(2,977)
Excess tax benefits related to stock-based compensation	1,809	2,950	7,492
Repurchase of common stock	(25,002)	—	—
Proceeds from issuance of 2022 convertible senior notes, net of issuance costs	194,822	—	—
Repurchase of 2018 convertible senior notes	(48,601)	—	—
Notes payable and bank loans—payments	—	—	(969)
Net cash provided by (used in) financing activities	118,918	(4,135)	4,831
Effect of exchange rate changes on cash and cash equivalents	(1,379)	(1,389)	(38)
Net increase (decrease) in cash and cash equivalents	74,314	31,677	(20,679)
Cash and cash equivalents, beginning of period	101,543	69,866	90,545
Cash and cash equivalents, end of period	$175,857	$101,543	$69,866
Supplemental disclosures:
Cash paid for interest	$1,418	$1,801	$1,895
Cash paid for income taxes	$2,377	$1,678	$422
Change in accounts payable and accrued expenses for purchase of property and equipment	$2,153	$688	$528

The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

1.    Nature of Business
BroadSoft, Inc. (“BroadSoft” or the “Company”), a Delaware corporation, was formed in 1998. The Company is the leading global provider of software and services that enable telecommunications service providers to deliver hosted, cloud-based Unified Communications, or UC, to their enterprise customers.
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
Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are held in money market accounts. Restricted cash consists primarily of certificates of deposit that are securing letters of credit related to operating leases for office space. The Company had an immaterial amount of long-term restricted cash at December 31, 2015 and December 31, 2014.
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

	December 31, 2015		December 31, 2014
	Contracted Maturity	Carrying Value	Contracted Maturity	Carrying Value
		(in thousands)		(in thousands)
Money market funds	demand	$123,170	demand	$56,847
Total cash equivalents		123,170		56,847
U.S. agency notes	50 - 365 days	39,467	77 - 240 days	14,078
Corporate bonds	12 - 319 days	33,064	42 - 357 days	54,845
Total short-term investments		72,531		68,923
U.S. agency notes	486 - 851 days	44,175	415 - 868 days	37,178
Corporate bonds	376 - 846 days	58,210	377 - 502 days	14,852
Total long-term investments		$102,385		$52,030

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Company's investments at December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$83,977	$—	$(334)	$83,643
Corporate bonds	91,537	2	(266)	91,273
Total investments	$175,514	$2	$(600)	$174,916

The following table summarizes the Company's investments at December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$51,270	$13	$(26)	$51,257
Corporate bonds	69,786	4	(94)	69,696
Total investments	$121,056	$17	$(120)	$120,953
Fair Value Measurements
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit *	$123,170	$123,170	$56,864	$56,864
Short and long-term investments	174,916	174,916	120,953	120,953
Total assets	$298,086	$298,086	$177,817	$177,817

*	Excludes $52.7 million and $21.6 million of operating cash balances as of December 31, 2015 and 2014, respectively.
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	December 31, 2015	Level 1	Level 2	Level 3
Money market funds	$123,170	$123,170	$—	$—
Total cash equivalents and certificates of deposit *	123,170	123,170	—	—
U.S. agency notes	83,643	—	83,643	—
Corporate bonds	91,273	—	91,273	—
Total investments	174,916	—	174,916	—
Total cash equivalents, certificates of deposit and investments	$298,086	$123,170	$174,916	$—

	December 31, 2014	Level 1	Level 2	Level 3
Money market funds	$56,847	$56,847	$—	$—
Certificates of deposit	17	17	—	—
Total cash equivalents and certificates of deposit *	56,864	56,864	—	—
U.S. agency notes	51,257	—	51,257	—
Corporate bonds	69,696	—	69,696	—
Total investments	120,953	—	120,953	—
Total cash equivalents, certificates of deposit and investments	$177,817	$56,864	$120,953	$—

*	Excludes $52.7 million and $21.6 million of operating cash balances as of December 31, 2015 and 2014, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the years ended December 31, 2015, 2014 and 2013, there were no assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
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

The following customer represented 10% or more of revenue for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	Revenue
Company A	*	13%	*

*	Represented less than 10%
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The Company has determined that it has one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the Company’s completion of the first step of the two-step goodwill impairment test, there was no indication of impairment as of December 31, 2015, 2014 or 2013. (See Note 4 Goodwill and Intangibles.)

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Identifiable Intangible Assets
The Company acquired intangible assets in connection with certain of its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on the Company’s historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. In those cases where the Company determines that the useful life of an intangible asset should be shortened, the Company amortizes the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company did not revise the useful life estimates attributed to any of the Company’s intangible assets during the years ended December 31, 2015, 2014 or 2013. (See Note 4 Goodwill and Intangibles.)
The estimated useful lives used in computing amortization are as follows:

Customer relationships	3 - 8 years
Developed technology	2 - 6 years
Tradenames	1 - 7 years
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which the Company would compute using a discounted cash flow approach. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets during the years ended December 31, 2015, 2014 or 2013.
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
Multiple Element Arrangements
The Company accounts for multiple element arrangements that consist of software and software-related services, collectively referred to as “software elements,” in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, the Company generally allocates revenue to the software license by determining the fair value of the undelivered elements, which is usually maintenance support and professional services. The Company establishes vendor-specific objective evidence ("VSOE") of the fair value of the maintenance support based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. VSOE for professional services is determined based on an analysis of our historical daily rates when these professional services are sold separately from the software license.
For the Company's cloud offering with multiple element arrangements that include subscription and professional services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables (a) vendor-specific objective evidence of fair value, (b) third-party evidence of selling price and (c) best estimate of the selling price. Best estimate of selling price reflects the Company’s estimates of what the selling prices of elements would be if they were sold on a stand-

BroadSoft, Inc.
Notes to Consolidated Financial Statements

alone basis. Factors considered by the Company in developing relative selling prices for products and services include the discounting practices, price lists, go-to-market strategy, historical standalone sales and contract prices.
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
The Company capitalized $2.2 million and $1.9 million in internal-use software during the years ended December 31, 2015 and 2014, respectively. Capitalized internal-use software is included in property and equipment.
The Company recorded amortization expense related to these assets of approximately $1.5 million, $0.7 million and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date.
Deferred revenue consists of the following (in thousands):

	December 31, 2015	December 31, 2014
License software	$33,200	$26,495
Subscription and maintenance support	61,399	52,764
Professional services and other	16,455	22,197
Total	$111,054	$101,456

Current portion	$106,483	$87,423
Non-current portion	4,571	14,033
Total	$111,054	$101,456
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
Stock-Based Compensation
The Company applies the fair value method for determining the cost of stock-based compensation for employees, directors and consultants. Under this method, the total cost of a stock option grant is measured based on the estimated fair value of the stock option award at the date of the grant, using a binomial options pricing model, or binomial lattice model. The fair value of a restricted stock unit ("RSU") is based on the market value of the Company’s common stock on the date of grant. The fair value of a performance stock unit ("PSU") is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests. The fair value of a performance stock unit with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock in relation to the target index of companies over each performance period. Compensation cost on performance shares with a market condition is not adjusted for subsequent changes regardless of the level of ultimate vesting. For service only awards, the total cost related to the portion of awards granted that is ultimately expected to vest is recognized as stock-based compensation expense on a straight-line basis over the requisite service period of the grant. For performance based awards, the total cost related to the portion of the awards granted that is ultimately expected to vest is recognized as stock-based compensation expense on a graded basis over the requisite service period of the grant.
Estimated Fair Value of Share-Based Payments
The binomial lattice model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Stock-based awards are combined into one grouping for purposes of valuation assumptions. Fair value of the stock options was estimated at the grant date, using the following weighted average assumptions:

	Year ended December 31,
	2015	2014	2013
Average assumptions:
Risk-free interest rate	1.5%	1.7%	1.5%
Expected dividend yield	—%	—%	—%
Expected volatility	52%	53%	56%
Expected term (years)	6.9 years	7.6 years	7.5 years
The Company has assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of the Company’s employee stock options. The expected life of an option is derived from the binomial lattice model, and is based on several factors, including the contract

BroadSoft, Inc.
Notes to Consolidated Financial Statements

life, exercise factor, post-vesting termination rate and volatility. The expected exercise factor, which is the ratio of the fair value of common stock on the expected exercise date to the exercise price, and expected post-vesting termination rate, which is the expected rate at which employees are likely to terminate after vesting occurs, are based on an analysis of actual historical and expected behavior by option holders and analysis of comparable public companies. Expected volatility is based on the historical volatility of the Company and comparable public companies.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income represents the numerator and weighted average common shares outstanding represents the denominator:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income	$179	$296	$375
Weighted average basic common shares outstanding	29,113	28,654	28,116
Dilutive effect of stock-based awards	705	711	595
Weighted average diluted common shares outstanding	29,818	29,365	28,711
Earnings per share:
Basic	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01
Due to the cash settlement feature of the principal amount of the convertible senior notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur during the years ended December 31, 2015, 2014 or 2013.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of stock-based awards convertible into 1,203,399, 1,369,462 and 1,047,339 shares for the years ended December 31, 2015, 2014 and 2013, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these years.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two adoption methods: (a) retrospective application to

BroadSoft, Inc.
Notes to Consolidated Financial Statements

each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest ("ASU 2015-03"), which provides updated guidance for accounting for debt issuance costs. The update is intended to simplify and standardize the presentation of debt issuance costs. ASU 2015-03 requires that the Company present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the treatment of debt discounts. The Company adopted the new guidance effective July 1, 2015 and reclassified its unamortized debt issuance costs from "other current assets" and "other long-term assets" to "convertible senior notes" on the consolidated balance sheets for all periods presented. The balances of unamortized debt issuance costs reclassified as of December 31, 2014 were $0.4 million and $1.0 million from other current assets and other long-term assets, respectively.
In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations: Topic 805 ("ASU 2015-16"), which provides updated guidance on recognizing adjustments to provisional amounts for items in a business combination. ASU 2015-16 requires that the Company recognize adjustments to provisional amounts during the reporting period in which the adjustment amounts are determined. The Company will adopt ASU 2015-16 upon its effective date, which is for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. The guidance will be applied prospectively.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes: Topic 740 ("ASU 2015-17"), which provides updated guidance for the presentation of deferred income taxes. ASU 2015-17 requires that the Company present deferred income taxes as non-current in the balance sheet. The Company adopted the new guidance effective December 31, 2015 and reclassified its current deferred tax assets and deferred tax liabilities to non-current on the consolidated balance sheet for all periods presented. The balances of current deferred tax assets and current deferred tax liabilities reclassified to non-current as of December 31, 2014 were $14.3 million and an immaterial amount, respectively.
Change in Accounting Principle - Stock-based Compensation
In the fourth quarter of 2015, the Company changed its policy for recognizing stock-based compensation expense for awards with service conditions only from the graded attribution method to the straight-line attribution method. Based on research and analysis, the Company believes the straight-line attribution method for stock-based compensation expense for service condition-only awards is the predominant method used in its industry. In order for the Company’s results of operations to be more comparable to its peers, it has concluded that the straight-line attribution method for stock-based compensation is a preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections. We have applied this change retrospectively adjusting all periods presented.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following tables present the effect of the change in accounting policy and its impact on key components of the Company’s consolidated financial statements (in thousands):

	Year ended December 31, 2015
	As Computed Under Graded Attribution Method	As Reported Under Straight-line Attribution Method	Effect of Change
Revenue:
License software	$119,808	$119,808	$—
Subscription and maintenance support	112,836	112,836	—
Professional services and other	46,199	46,199	—
Total revenue	278,843	278,843	—
Cost of revenue:
License software	10,429	10,231	(198)
Subscription and maintenance support	38,896	38,602	(294)
Professional services and other	30,744	28,925	(1,819)
Total cost of revenue	80,069	77,758	(2,311)
Gross profit	198,774	201,085	2,311
Operating expenses:
Sales and marketing	86,092	83,806	(2,286)
Research and development	61,218	60,749	(469)
General and administrative	41,207	41,287	80
Total operating expenses	188,517	185,842	(2,675)
Income from operations	10,257	15,243	4,986
Other expense:
Interest expense, net	9,386	9,386	—
Other, net	5,714	5,714	—
Total other expense, net	15,100	15,100	—
Income (loss) before income taxes	(4,843)	143	4,986
Benefit from income taxes	(1,687)	(36)	1,651
Net income	$(3,156)	$179	$3,335
Net income per common share:
Basic	$(0.11)	$0.01	$0.12
Diluted	$(0.11)	$0.01	$0.12
Weighted average common shares outstanding:
Basic	29,113	29,113
Diluted	29,113	29,818
Stock-based compensation expense included above:
Cost of revenue	$9,538	$7,227	$(2,311)
Sales and marketing	16,107	13,821	(2,286)
Research and development	12,313	11,844	(469)
General and administrative	7,472	7,552	80

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2014
	As Originally Reported	As Adjusted	Effect of Change
Revenue:
License software	$103,311	$103,311	$—
Subscription and maintenance support	92,492	92,492	—
Professional services and other	21,054	21,054	—
Total revenue	216,857	216,857	—
Cost of revenue:
License software	9,667	9,755	88
Subscription and maintenance support	33,232	32,984	(248)
Professional services and other	14,814	14,955	141
Total cost of revenue	57,713	57,694	(19)
Gross profit	159,144	159,163	19
Operating expenses:
Sales and marketing	69,681	69,471	(210)
Research and development	49,515	50,125	610
General and administrative	32,729	32,993	264
Total operating expenses	151,925	152,589	664
Income from operations	7,219	6,574	(645)
Other expense:
Interest expense, net	7,177	7,177	—
Other, net	1,300	1,300	—
Total other expense, net	8,477	8,477	—
Income (loss) before income taxes	(1,258)	(1,903)	(645)
Benefit from income taxes	(2,270)	(2,199)	71
Net income	$1,012	$296	$(716)
Net income per common share:
Basic	$0.04	$0.01	$(0.03)
Diluted	$0.03	$0.01	$(0.02)
Weighted average common shares outstanding:
Basic	28,654	28,654
Diluted	29,917	29,365
Stock-based compensation expense included above:
Cost of revenue	$3,881	$3,862	$(19)
Sales and marketing	10,066	9,856	(210)
Research and development	9,554	10,164	610
General and administrative	6,127	6,391	264

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2013
	As Originally Reported	As Adjusted	Effect of Change
Revenue:
License software	$94,408	$94,408	$—
Subscription and maintenance support	69,357	69,357	—
Professional services and other	14,728	14,728	—
Total revenue	178,493	178,493	—
Cost of revenue:
License software	9,241	8,867	(374)
Subscription and maintenance support	21,368	20,359	(1,009)
Professional services and other	10,771	10,415	(356)
Total cost of revenue	41,380	39,641	(1,739)
Gross profit	137,113	138,852	1,739
Operating expenses:
Sales and marketing	62,174	56,822	(5,352)
Research and development	49,696	45,271	(4,425)
General and administrative	32,728	29,992	(2,736)
Total operating expenses	144,598	132,085	(12,513)
Income from operations	(7,485)	6,767	14,252
Other expense:
Interest expense, net	6,946	6,946	—
Other, net	(148)	(148)	—
Total other expense, net	6,798	6,798	—
Income (loss) before income taxes	(14,283)	(31)	14,252
Benefit from income taxes	(5,409)	(406)	5,003
Net income	$(8,874)	$375	$9,249
Net income per common share:
Basic	$(0.32)	$0.01	$0.33
Diluted	$(0.32)	$0.01	$0.33
Weighted average common shares outstanding:
Basic	28,116	28,116
Diluted	28,116	28,711
Stock-based compensation expense included above:
Cost of revenue	$4,861	$3,122	$(1,739)
Sales and marketing	14,336	8,984	(5,352)
Research and development	13,225	8,800	(4,425)
General and administrative	9,262	6,526	(2,736)

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2015
	As Computed Under Graded Attribution Method	As Reported Under Straight-line Attribution Method	Effect of Change
Deferred tax assets	$11,035	$1,661	$(9,374)
Accounts payable and accrued expenses	29,498	28,667	(831)

Stockholders’ equity:
Common stock	291	291	—
Additional paid-in capital	359,216	333,153	(26,063)
Accumulated other comprehensive loss	(13,810)	(13,810)	—
Accumulated deficit	(80,121)	(62,601)	17,520
Total stockholders’ equity	$265,576	$257,033	$(8,543)

	Year ended December 31, 2014
	As Originally Reported	As Adjusted	Effect of Change
Deferred tax assets	$24,797	$17,074	$(7,723)
Accounts payable and accrued expenses	21,222	20,787	(435)

Stockholders’ equity:
Common stock	290	290	—
Additional paid-in capital	279,642	258,169	(21,473)
Accumulated other comprehensive loss	(7,712)	(7,712)	—
Accumulated deficit	(51,971)	(37,786)	14,185
Total stockholders’ equity	$220,249	$212,961	$(7,288)

As a result of the change in accounting policy, additional paid-in capital and accumulated deficit as of January 1, 2013 decreased from $208.1 million and $44.1 million, respectively, as originally reported using the graded attribution method, to $199.8 million and $38.1 million, respectively, using the straight-line method.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2015
	As Computed Under Graded Attribution Method	As Reported Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net income (loss)	$(3,156)	$179	$3,335
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,836	15,836	—
Amortization of software licenses	2,848	2,848	—
Stock-based compensation expense	45,430	40,444	(4,986)
Provision for (recoveries of) doubtful accounts	4	4	—
Provision for deferred income taxes	(4,392)	(2,741)	1,651
Tax windfall benefits from stock option exercises	(1,809)	(1,809)	—
Payment of original notes issuance discount	(1,094)	(1,094)	—
Non-cash interest expense on convertible senior notes	8,617	8,617	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,935)	(23,935)	—
Other current and long-term assets	(4,896)	(4,896)	—
Accounts payable, accrued expenses and other long-term liabilities	2,234	2,234	—
Current and long-term deferred revenue	9,099	9,099	—
Net cash provided by operating activities	$44,786	$44,786	$—

	Year ended December 31, 2014
	As Originally Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$1,012	$296	$(716)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,391	12,391	—
Amortization of software licenses	3,342	3,342	—
Stock-based compensation expense	29,628	30,273	645
Provision for doubtful accounts	274	274	—
Benefit from deferred income taxes	(3,548)	(3,477)	71
Excess tax benefit related to stock-based compensation	(2,950)	(2,950)	—
Non-cash interest expense on convertible senior notes	5,906	5,906	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,806)	(14,806)	—
Other current and long-term assets	(4,056)	(4,056)	—
Accounts payable, accrued expenses and other long-term liabilities	4,655	4,655	—
Current and long-term deferred revenue	22,911	22,911	—
Net cash provided by operating activities	$54,759	$54,759	$—

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2013
	As Originally Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income (loss)	$(8,874)	$375	$9,249
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,822	7,822	—
Amortization of software licenses	2,987	2,987	—
Stock-based compensation expense	41,684	27,432	(14,252)
Provision for doubtful accounts	149	149	—
Provision for (benefit from) deferred income taxes	(7,058)	(2,055)	5,003
Excess tax benefit related to stock-based compensation	(7,492)	(7,492)	—
Non-cash interest expense on convertible senior notes	5,504	5,504	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,334)	(16,334)	—
Other current and long-term assets	(1,128)	(1,128)	—
Accounts payable, accrued expenses and other long-term liabilities	(1,799)	(1,799)	—
Current and long-term deferred revenue	16,473	16,473	—
Net cash provided by operating activities	$31,934	$31,934	$—
3.    Acquisitions
mPortal Inc.
On June 3, 2015, the Company completed its acquisition of all of the stock of mPortal Inc. ("mPortal"), a professional services company, renamed BroadSoft Design, Inc. The acquisition enabled the Company to offer its customers the ability to deliver customizable UC experiences to a wide range of business end users. The total consideration paid for mPortal was $14.8 million. The Company funded the acquisition with $14.3 million of cash on hand and $0.5 million of restricted stock units. The Company incurred $0.7 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2015.
The consolidated financial statements include the results of mPortal from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of June 3, 2015 (in thousands):

Cash and cash equivalents	$2,748
Accounts receivable	1,920
Prepaid and other assets	293
Deferred tax assets	2,404
Property and equipment	15
Customer relationships	5,600
Goodwill	2,497
Accounts payable and accrued expenses	(677)
Total consideration	$14,800
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

as a result of the acquisition. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
finocom AG
On December 16, 2013, the Company completed its acquisition of all outstanding shares of finocom AG ("finocom"), a provider of cloud-delivered IP-based communication services. The acquisition enabled the Company to extend its BroadCloud delivery platform to customers in Germany, and other select European markets. The total cash consideration paid for finocom was $9.7 million. The Company funded the acquisition with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2013.
The consolidated financial statements include the results of finocom from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of December 16, 2013 (in thousands):

Accounts receivable	$243
Prepaid expenses and other assets	7
Deferred tax asset	1,080
Property and equipment	64
Trade name	275
Customer relationships	2,610
Developed technology	1,236
Goodwill	5,686
Deferred tax liability	(1,322)
Accounts payable and accrued expenses	(199)
Total consideration	$9,680
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
HIPCOM
On August 12, 2013, the Company completed its acquisition of all outstanding shares of Hosted IP Communications (Europe) Limited ("HIPCOM"), a provider of hosted business VoIP services. The acquisition enabled the Company to extend its BroadCloud delivery platform to customers in the United Kingdom, and other select European markets. The total cash consideration paid for HIPCOM was $26.3 million. The Company funded the acquisition with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2013.
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
Pro Forma Financial Information for Acquisitions of mPortal, finocom and HIPCOM (unaudited)
The businesses acquired in 2015 contributed aggregate revenue of $7.6 million and net losses of $0.8 million for the period from the relevant acquisition date to December 31, 2015. The businesses acquired in 2013 contributed aggregate revenue of $2.8 million and net losses of $0.3 million for the period from the acquisition date to December 31, 2013. The acquisitions the Company completed in 2014 were not considered to be material, individually or in the aggregate.
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

	Year ended December 31,
	2015	2014	2013
	(In thousands except per share data)
Revenue	$284,292	$233,576	$184,383
Net income (loss)	1,852	(1,311)	(98)
Net income (loss) per common share, basic	$0.06	$(0.05)	$0.00
Net income (loss) per common share, diluted	$0.06	$(0.05)	$0.00
4.    Goodwill and Intangibles
The Company has concluded it has a single reporting unit. Accordingly, on an annual basis management performs the impairment assessment required under FASB guidelines at the consolidated enterprise level. The Company performed an

BroadSoft, Inc.
Notes to Consolidated Financial Statements

impairment test of the Company’s goodwill and determined that no impairment of goodwill existed at December 31, 2015, 2014 or 2013.
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance, December 31, 2013	$65,192
Increase in goodwill related to acquisitions	2,974
Foreign currency translations	(2,863)
Balance, December 31, 2014	65,303
Increase in goodwill related to acquisitions	9,123
Foreign currency translations	(2,151)
Balance, December 31, 2015	$72,275

For the year ended December 31, 2015, the increase in "goodwill related to acquisitions" consists of $3.3 million of goodwill related to the immaterial acquisition of a hosted voice over IP (VoIP) OSS provider in January 2015, $2.5 million of goodwill related to the acquisition of mPortal in June 2015 and $3.3 million of goodwill related to the immaterial acquisition of a cloud-based communications provider in Japan in November 2015. For the year ended December 31, 2014, the increase in "goodwill related to acquisitions" consists of $3.0 million of goodwill related to the immaterial acquisition of a software and services provider to the hospitality industry in August 2014.
The Company’s acquired intangible assets are subject to amortization. The following is a summary of intangible assets (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$17,571	$3,721	$13,850	$14,532	$5,281	$9,251
Developed technology	13,277	8,489	4,788	13,072	7,031	6,041
Trade name	298	101	197	323	47	276
Total	$31,146	$12,311	$18,835	$27,927	$12,359	$15,568
Amortization expense on intangible assets was approximately $5.8 million, $5.4 million and $3.9 million in 2015, 2014 and 2013, respectively. In addition, in 2015, 2014 and 2013, the Company retired $5.9 million, $1.3 million and $1.1 million of fully amortized intangible assets, respectively, impacting both the gross carrying amount and accumulated amortization by this amount. As of December 31, 2015, future amortization expense on intangible assets is expected to be as follows (in thousands):

2016	$5,177
2017	4,098
2018	2,767
2019	2,389
2020	1,924
2021 and thereafter	2,480
Total amortization expense	$18,835

BroadSoft, Inc.
Notes to Consolidated Financial Statements

5.    Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Equipment	$26,767	$18,754
Software	11,460	7,580
Furniture and fixtures	1,645	1,213
Leasehold improvements	5,605	4,437
	45,477	31,984
Less accumulated depreciation and amortization	(25,996)	(17,621)
Property and equipment, net	$19,481	$14,363
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015, 2014 and 2013 was approximately $9.8 million, $7.0 million and $3.9 million, respectively.
6.    Accounts payable and other current liabilities
Accounts payable and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable and accrued expenses	$12,102	$8,038
Accrued compensation	11,670	9,428
Other	4,895	3,321
	$28,667	$20,787
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
For the period from June 2016 to December 2020, the Company will have a fixed cost associated with these distribution rights of $17.3 million, and to the extent annual billed license software revenue over the extended term exceeds $850 million, the Company would be required to pay additional fees. The cost of $17.3 million will be amortized to cost of revenue over the extended term beginning June 2016 (the expiration date of the previous agreement), based on the straight line method.
Amortization expense related to these agreements was approximately $2.6 million, $2.6 million and $2.6 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.
8.    Income Taxes
The following table presents the components of the income before income taxes and the provision for (benefit from) income taxes (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2015	2014	2013
Income (loss) before income taxes:
United States	$(1,488)	$(4,769)	$(974)
Foreign	1,631	2,866	943
Income (loss) before income taxes	$143	$(1,903)	$(31)

Provision for (benefit from) income taxes:
Current:
Federal and state	$965	$4,718	$7,718
Foreign	3,244	1,726	1,423
Total current	$4,209	$6,444	$9,141
Deferred:
Federal and state	$(4,018)	$(5,360)	$(10,249)
Foreign	(227)	(3,283)	702
Total deferred	$(4,245)	$(8,643)	$(9,547)
Provision for (benefit from) income taxes	$(36)	$(2,199)	$(406)
The following table presents the components of net deferred tax assets (liabilities) and the related valuation allowance (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry-forward	$2,509	$4,004
Deferred revenue	8,296	10,149
Depreciation and amortization	1,428	1,847
Research tax credit carry-forward	2,869	417
Accrued expenses	2,927	2,720
Stock based compensation	8,181	6,066
Other	7,726	4,077
Total deferred tax assets	$33,936	$29,280
Valuation allowance	(312)	(264)
Net deferred tax assets	$33,624	$29,016
Deferred tax liabilities:
Acquired intangibles	$(6,181)	$(4,448)
Convertible debt discount	(28,213)	(8,717)
Other	(537)	(69)
Total deferred tax liabilities	$(34,931)	$(13,234)
Net deferred tax assets	$(1,307)	$15,782
The Company has $35.9 million and $39.2 million of U.S. net operating loss carryforwards as of December 31, 2015 and 2014, respectively. Additionally, the Company has $11.1 million and $6.0 million of tax credit carryforwards for tax return purposes as of December 31, 2015 and 2014, respectively. The U.S. net operating loss and tax credit carryforwards are scheduled to begin to expire in 2018 and 2019, respectively.
The Company has excluded certain U.S. net operating loss carryforwards from the calculation of deferred tax assets presented above, as they represent excess stock option deductions that do not reduce the Company’s income taxes payable. The excess tax benefits associated with stock option exercises and restricted stock vesting are recorded directly to stock holders equity when

BroadSoft, Inc.
Notes to Consolidated Financial Statements

realized. The Company uses a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under the FASB's updated authoritative guidance on share-based payments. Accordingly, the Company recognizes the benefits of carryforwards in the following order: (a) net operating losses from items other than excess stock option deductions; (b) other tax credit carryforwards from items other than excess stock option deductions; and (c) net operating losses from excess stock option deductions. The amount of excess tax benefits not included in the deferred tax assets were $17.9 million and $16.7 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the excess tax benefits not recognized are related to net operating losses of $35.9 million (tax effect of $13.9 million), foreign tax credits of $2.5 million and research and development tax credits of $1.5 million. The tax effect of these unrealized excess tax benefits, when realized in the future, will result in an increase to additional paid-in capital rather than a reduction to the results of operations.
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
As of December 31, 2015, the Company has a remaining valuation allowance of approximately $0.3 million, which primarily relates to certain foreign NOLs and capital losses that are not more likely than not to be realized. The Company will continue to evaluate the need for a valuation allowance in foreign jurisdictions and may remove the valuation allowance in subsequent periods, which may have an impact on the results of operations.
The following table presents the provisions for income taxes compared with income taxes based on the federal statutory tax rate of 35% (in thousands):

	Year ended December 31,
	2015	2014	2013
Tax provision (benefit) based on federal statutory rate	$50	$(666)	$(11)
State taxes	490	430	617
Impact of foreign operations	201	(508)	(157)
Other permanent items	144	193	697
IRC 162(m) add back	222	456	—
Stock based compensation	1,096	1,002	(132)
Change in income tax valuation allowance	16	(2,804)	333
Business tax credits	(2,302)	(2,314)	(1,829)
Finland intellectual property transfer	(324)	(81)	—
Meals and entertainment	432	198	168
Acquisition costs	248	128	188
Change in tax rates	(309)	1,767	(280)
Provision for (benefit from) income taxes	$(36)	$(2,199)	$(406)
The Company has separately disclosed the tax effect of items in excess of $0.2 million.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2013, the Company's unrecognized income tax benefits increased primarily due to tax exposures in certain foreign jurisdictions. Such exposures, if realized, would be offset by foreign tax credits in the U.S. During the years ended December 31, 2014 and 2012, there was no material adjustment in the liability for unrecognized income tax benefits and no new material tax positions for which the tax benefit was not recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Unrecognized tax benefits balance at January 1,	$4,619	$4,875	$821
Additions for tax positions of prior years	866	243	4,054
Settlements of tax positions of prior years	(558)	(499)	—
Unrecognized tax benefits balance at December 31,	$4,927	$4,619	$4,875
The Company records interest and penalties as a component of its income tax provision. The Company recorded interest and penalties of $0.1 million for the year ended December 31, 2015 and 2013. The Company had not accrued interest with respect to uncertain tax positions in the prior years because unfavorable resolution of those positions would not result in cash tax due for those prior years.
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
The 2022 Notes may be converted by the holders at their option on any day prior to the close of business on the business day immediately preceding June 1, 2022 only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on December 31, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price, as defined in the indenture governing the 2022 Notes (the "2022 Indenture"), per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (c) if the Company calls any or all of the 2022 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant redemption date; or (d) upon the occurrence of specified corporate events. The 2022 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, June 1, 2022 through the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of approximately $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon

BroadSoft, Inc.
Notes to Consolidated Financial Statements

conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of December 31, 2015, if the 2022 Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
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
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the 2022 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 7.4%, was used to compute the initial fair value of the liability component of $131.3 million. The excess of the gross proceeds received from the issuance of the 2022 Notes over the initial amount allocated to the liability component of $70.0 million was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and will be subsequently amortized as interest expense, using the interest method, through September 2022, the maturity date of the 2022 Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $6.4 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $4.2 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet as a deduction from the carrying amount of the 2022 Notes liability. The remaining $2.2 million of offering costs were allocated to the equity component.
The fair value of the 2022 Notes as of December 31, 2015 was $221.1 million. The carrying amount of the equity component of the 2022 Notes was $67.6 million at December 31, 2015. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at December 31, 2015 were $4.0 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
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
The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of approximately $41.99 per share of the common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Notes were not convertible as of December 31, 2015, if the 2018 Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
Holders of the 2018 Notes may require the Company to repurchase some or all of the 2018 Notes for cash, subject to certain exceptions, upon a fundamental change, as defined in the 2018 Indenture, at a repurchase price equal to 100% of the principal amount of the 2018 Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant repurchase date.
The Company may not redeem the 2018 Notes prior to July 1, 2015. Beginning July 1, 2015, the Company may redeem for cash all or part of the 2018 Notes (except for the 2018 Notes that the Company is required to repurchase as described above) if the last reported sale price of the common stock exceeds 140% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the make-whole premium payments on all 2018 Notes called for redemption prior to the maturity date, including 2018 Notes converted after the date the Company delivered the notice of redemption.
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the 2018 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 8%, was used to compute the initial fair value of the liability component of $79.4 million. The excess of the gross proceeds received from the issuance of the 2018 Notes over the initial amount allocated to the liability component of $40.6 million, was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and subsequently amortized as interest expense, using the effective interest method, through July 2018, the maturity date of the 2018 Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $4.3 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $2.9 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet as a deduction from the carrying amount of the 2018 Notes liability. The remaining $1.4 million of offering costs were allocated to the equity component.
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
The fair value of the 2018 Notes as of December 31, 2015 and 2014 was $75.3 million and $125.1 million, respectively. The carrying amount of the equity component of the Notes was $9.5 million at December 31, 2015. The unamortized offering costs at December 31, 2015 were $0.6 million which are being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and 2018 Notes (collectively, the "Notes") (in thousands):

	December 31, 2015	December 31, 2014
Convertible debt principal	$270,355	$120,000
Unamortized debt discount	(77,440)	(22,951)
Unamortized debt issuance costs	(4,584)	(1,421)
Net carrying amount of convertible debt	$188,331	$95,628

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following table presents the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2015	2014
Contractual interest expense	$2,039	$1,800
Amortization of debt issuance costs	1,022	406
Accretion of debt discount	7,547	5,500
Interest expense	$10,608	$7,706
The net proceeds from the 2018 Note and 2022 Note offerings were approximately $115.7 million and $194.8 million, respectively, after deducting discounts to the initial purchasers and offering expenses payable by the Company.
Fair Value of Borrowings
Fair value for the Company’s borrowings is estimated using quoted market price of the Notes at December 31, 2015 and 2014, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of December 31, 2015 were as follows (in thousands):

2016 - 2017	$—
2018	69,105
2019 and thereafter	201,250
$270,355
Installment Bank Loans
In connection with the acquisition of Movial Applications Oy in October 2011, the Company assumed five installment loans with Tekes, the Finnish Funding Agency for Technology and Innovation, which loans were repaid in full by the Company during 2013. The loans were governed by the Finnish Act on State Lending and State Guarantees, Government Decree on Research, Development and Innovation Funding and were used to fund approved research and development projects. The repayment terms were determined on a per project basis and the interest rate on each loan was variable, with the interest rate equal to three percent at the time of repayment.
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

11.   Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, RSUs and stock appreciation rights. In June 2010, the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”).
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2014 and 2015, 1,250,000 shares were added to the 2009 Plan. At December 31, 2015, the Company had 917,388 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Stock options	$7,572	$6,814	$5,963
Restricted stock units	31,719	19,585	16,449
Performance stock units	1,153	3,874	5,020
Total recognized stock-based compensation expense	$40,444	$30,273	$27,432
Stock Options
The following table presents a summary related to stock options for the following periods:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	1,678,996	$26.73
Granted	782,050	32.22
Exercised	(310,419)	19.94
Forfeited	(106,513)	31.15
Expired	(44,239)	36.41
Balance, December 31, 2015	1,999,875	$29.48	7.41	$13,744
Vested and exercisable at December 31, 2015	1,019,299	$28.13	6.13	$9,172
In 2015, 2014 and 2013, the Company granted stock options with a weighted-average grant date fair value of $15.75, $12.91 and $18.09, respectively. The intrinsic value of stock options exercised in 2015, 2014 and 2013 was $5.2 million, $1.6 million and $5.0 million, respectively, and cash received from stock options exercised was $6.2 million, $0.7 million and $1.3 million, respectively.
At December 31, 2015, unrecognized stock-based compensation expense, net of estimated forfeitures, relating to unvested stock options was $14.0 million which amount is scheduled to be recognized as stock-based compensation expense over a weighted average period of 2.2 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2015, stock-based compensation expense will be different from expectations.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	1,029,787	$32.09
Granted	1,466,985	34.02
Vested	(923,517)	33.36
Forfeited	(61,233)	33.31
Balance, December 31, 2015	1,512,022	$33.14
The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At December 31, 2015, unrecognized stock-based compensation expense related to unvested RSUs was $42.1 million, which is scheduled to be recognized over a weighted average period of 1.83 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2015, stock-based compensation expense will be different from expectations.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	557,588	$26.88
Granted	—	—
Vested	—	—
Forfeited	(7,500)	27.19
Balance, December 31, 2015	550,088	$26.87
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
At December 31, 2015, unrecognized stock-based compensation expense related to unvested PSUs was $0.8 million, which is scheduled to be recognized over a weighted average period of 0.93 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2015, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of December 31, 2015, the Company’s APIC pool balance was $10.7 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls)

BroadSoft, Inc.
Notes to Consolidated Financial Statements

included in net operating loss carryforwards but not reflected in deferred tax assets for the years ended December 31, 2015 and 2014 are $50.4 million and $49.9 million, respectively.
12.   Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2024. Rent expense was approximately $4.7 million, $3.6 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table presents future minimum lease payments under the non-cancelable operating leases (in thousands):

Operating Leases
Years Ending December 31:
2016	$4,743
2017	4,599
2018	4,159
2019	2,558
2020 and thereafter	5,782
Total future minimum lease payments	$21,841
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
Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2015	2014	2013
Revenues:
United States	$172,027	$106,008	$100,857
EMEA	61,114	54,950	44,235
APAC	26,156	41,188	20,990
Other	19,546	14,711	12,411
Total revenue	$278,843	$216,857	$178,493

	December 31, 2015	December 31, 2014
Long-Lived Assets, net
United States	$20,862	$19,049
EMEA	5,008	2,206
APAC	1,172	379
Other	272	397
Total long-lived assets, net	$27,314	$22,031
14.    401(k) Defined Contribution Plan
The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. The Company has a 401(k) plan covering all eligible employees. Beginning January 1, 2012, the Company matches a portion of the employees’ eligible contributions according to the 401(k) plan document. Matching contributions to the plan during the years ended December 31, 2015, 2014 and 2013 were $3.0 million, $2.0 million and $1.8 million, respectively.
15.   Quarterly Financial Data (Unaudited) (in thousands, except per share data):

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$55,671	$64,484	$69,097	$89,591
Gross profit	39,661	44,249	47,451	69,724
Income (loss) from operations	(1,275)	(4,928)	822	20,624
Net income (loss)	(2,905)	(5,288)	(3,250)	11,622
Net income (loss) per share:
Basic	$(0.10)	$(0.18)	$(0.11)	$0.40
Diluted	$(0.10)	$(0.18)	$(0.11)	$0.39

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenue	$43,918	$52,484	$54,629	$65,826
Gross profit	31,101	37,607	39,420	51,035
Income (loss) from operations	(7,129)	564	1,879	11,260
Net income (loss)	(6,139)	1,506	(2,758)	7,687
Net income (loss) per share:
Basic	$(0.22)	$0.05	$(0.10)	$0.27
Diluted	$(0.22)	$0.05	$(0.10)	$0.26

16. Subsequent Event

BroadSoft, Inc.
Notes to Consolidated Financial Statements

In February 2016, the Company completed its acquisition of all of the stock of Transera Communications, Inc. ("Transera"), a provider of cloud-based contact center software. The acquisition enables the Company to enhance its call center capabilities. The total consideration paid for Transera was $19.8 million. The Company is in the process of gathering information to prepare the purchase price allocation and accordingly has not presented here.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears on page 59 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
The information required to be disclosed by Item 201(d) of Regulation S-K regarding equity securities authorized for issuance under our equity incentive plans is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 59.
(b) Financial Statement Schedule
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Amounts Charged to Operations (1)	Deductions (2)	Additions Acquired from Business Combinations	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2013	139	149	(160)	—	128
Year Ended December 31, 2014	128	274	(116)	—	286
Year Ended December 31, 2015	286	4	(205)	—	85
Allowance for deferred tax assets:
Year Ended December 31, 2013	5,558	—	(2,261)	—	3,297
Year Ended December 31, 2014	3,297	(3,033)	—	—	264
Year Ended December 31, 2015	264	5	—	43	312
_______________________

(1)	Amount represents charges to bad debt and increase to or (release of) our valuation allowance.

(2)	Amount represents recoveries of accounts receivable previously charged to the allowance and utilization of net operating losses against the valuation allowance.
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
February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ MICHAEL TESSLER	President, Chief Executive	February 29, 2016
Michael Tessler	Officer and Director (Principal Executive Officer)

/S/ JAMES A. THOLEN	Chief Financial Officer	February 29, 2016
James A. Tholen	(Principal Financial Officer)

/S/ DENNIS D. DOURGARIAN	Chief Accounting Officer	February 29, 2016
Dennis D. Dourgarian	(Principal Accounting Officer)

/S/ JOHN D. MARKLEY, JR	Director and Chairman of the	February 29, 2016
John D. Markley, Jr.	Board

/S/ DAVID BERNARDI	Director	February 29, 2016
David Bernardi

/S/ JOHN J. GAVIN, JR	Director	February 29, 2016
John J. Gavin, Jr.

/S/ ANDREW M. GEISSE	Director	February 29, 2016
Andrew M. Geisse

/S/ PAUL J. MAGELLI	Director	February 29, 2016
Paul J. Magelli

/S/ DOUGLAS L. MAINE	Director	February 29, 2016
Douglas L. Maine

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of common stock.

4.2(4)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3(5)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4(6)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5(7)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6(8)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

4.7(9)	Indenture, dated as of June 20, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.

4.8(10)	Form of Note representing the Registrant’s 1.50% Convertible Senior Notes due 2018.

4.9(11)	Indenture, dated as of September 15, 2015, by and between BroadSoft, Inc. and Wells Fargo Bank, N.A., as Trustee.

4.10(12)	Form of Note representing the Registrations 1.0% Convertible Senior Notes due 2022

10.1*(13)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2*(14)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3*(15)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.4*(16)	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.5*(17)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6*(18)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7*(19)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

10.8(20)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.9*(21)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.10(22)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.11	BroadSoft, Inc. Non-Employee Director Compensation Policy.

10.12*(23)	BroadSoft, Inc. 2015 Executive Officer Annual Bonus Plan Document

10.13*(24)	BroadSoft, Inc. 2015 Executive Officer Cloud-Revenue Bonus Plan Document

10.14*(25)	Form of Performance Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan

18.1	Letter on Change in Accounting Principles

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

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

(9)	Filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(10)	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(11)	Filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

(12)	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

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

(16)	Filed as exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2011 and incorporated by reference herein.

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

(23)
Previously filed, with certain portions redacted pursuant to a confidential treatment request, as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.

(24)
Previously filed, with certain portions redacted pursuant to a confidential treatment request, as exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2015.

(25)	Filed as exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2015 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement.
^	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.