Form 10-Q
period 2016-03-31
BROADSOFT, INC.
filed 2016-05-02
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on April 28, 2016, was 29,315,872.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$145,840	$175,857
Short-term investments	90,652	72,531
Accounts receivable, net of allowance for doubtful accounts of $85 at March 31, 2016 and December 31, 2015	92,700	108,113
Other current assets	16,528	13,155
Total current assets	345,720	369,656
Long-term assets:
Property and equipment, net	19,907	19,481
Long-term investments	108,528	102,385
Intangible assets, net	24,572	18,835
Goodwill	80,360	72,275
Deferred tax assets	9,726	1,661
Other long-term assets	7,217	8,081
Total long-term assets	250,310	222,718
Total assets	$596,030	$592,374
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$29,339	$28,667
Deferred revenue, current	98,145	106,483
Total current liabilities	127,484	135,150
Convertible senior notes	191,418	188,331
Deferred revenue	4,580	4,571
Other long-term liabilities	5,771	7,289
Total liabilities	329,253	335,341
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 29,268,111 and 29,080,197 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	293	291
Additional paid-in capital	342,355	333,153
Accumulated other comprehensive loss	(13,046)	(13,810)
Accumulated deficit	(62,825)	(62,601)
Total stockholders’ equity	266,777	257,033
Total liabilities and stockholders’ equity	$596,030	$592,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenue:
License software	$30,909	$22,936
Subscription and maintenance support	33,039	25,409
Professional services and other	9,188	7,326
Total revenue	73,136	55,671
Cost of revenue:
License software	1,729	2,671
Subscription and maintenance support	10,710	8,944
Professional services and other	8,359	4,395
Total cost of revenue	20,798	16,010
Gross profit	52,338	39,661
Operating expenses:
Sales and marketing	23,323	17,547
Research and development	18,121	14,284
General and administrative	11,313	9,105
Total operating expenses	52,757	40,936
Loss from operations	(419)	(1,275)
Other expense:
Interest expense, net	3,250	1,775
Other, net	(511)	1,707
Total other expense, net	2,739	3,482
Loss before income taxes	(3,158)	(4,757)
Benefit from income taxes	(1,649)	(1,852)
Net loss	$(1,509)	$(2,905)
Net loss per common share:
Basic and diluted	$(0.05)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	29,140	28,991
Stock-based compensation expense included above:
Cost of revenue	$1,722	$1,039
Sales and marketing	3,556	2,418
Research and development	3,145	2,438
General and administrative	2,251	1,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(1,509)	$(2,905)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(54)	(4,373)
Unrealized gain on investments	818	174
Total other comprehensive income (loss), net of tax	764	(4,199)
Comprehensive loss	$(745)	$(7,104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(1,642)	188	2	(1,644)	—	—
Stock-based compensation expense	10,750	—	—	10,750	—	—
Tax windfall benefits on exercises of stock options and other	1,381	—	—	96	—	1,285
Foreign currency translation adjustment	(54)	—	—	—	(54)	—
Unrealized gain on investments	818	—	—	—	818	—
Net loss	(1,509)	—	—	—	—	(1,509)
Balance March 31, 2016	$266,777	29,268	$293	$342,355	$(13,046)	$(62,825)
Balance December 31, 2014	$212,961	28,943	$290	$258,169	$(7,712)	$(37,786)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of withholding tax	(464)	129	1	(465)	—	—
Stock-based compensation expense	7,313	—	—	7,313	—	—
Tax windfall benefits on exercises of stock options	8,758	—	—	8,758	—	—
Foreign currency translation adjustment	(4,373)	—	—	—	(4,373)	—
Unrealized gain on investments	174	—	—	—	174	—
Net loss	(2,905)	—	—	—	—	(2,905)
Balance March 31, 2015	$221,464	29,072	$291	$273,775	$(11,911)	$(40,691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,509)	$(2,905)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,334	3,614
Amortization of software licenses	672	871
Stock-based compensation expense	10,674	7,436
Provision for doubtful accounts	—	(12)
Benefit from deferred income taxes	(5,032)	(4,814)
Excess tax benefit related to share-based compensation	(267)	(8,832)
Non-cash interest expense on convertible senior notes	3,087	1,540
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,036	9,576
Other current and long-term assets	(2,078)	(3,864)
Accounts payable, accrued expenses and other long-term liabilities	602	2,107
Current and long-term deferred revenue	(8,440)	(588)
Net cash provided by operating activities	19,079	4,129
Cash flows from investing activities:
Additions to property and equipment	(4,376)	(2,793)
Payments for acquisitions, net of cash acquired	(19,435)	(5,695)
Purchases of marketable securities	(69,897)	(43,000)
Proceeds from sale of marketable securities	28,038	22,525
Proceeds from maturities of marketable securities	17,595	13,500
Net cash used in investing activities	(48,075)	(15,463)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,138	802
Taxes paid on vesting of RSUs	(2,780)	(1,266)
Excess tax benefit related to share-based compensation	267	8,832
Net cash provided by (used in) financing activities	(1,375)	8,368
Effect of exchange rate changes on cash and cash equivalents	354	(1,546)
Net decrease in cash and cash equivalents	(30,017)	(4,512)
Cash and cash equivalents, beginning of period	175,857	101,543
Cash and cash equivalents, end of period	$145,840	$97,031

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 29, 2016.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), which supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two adoption methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases: Topic 842 ("ASU 2016-02"), which provided updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company is evaluating the impact of adopting this new standard on its financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"), which provides updated guidance on several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating the impact of adopting this new standard on its financial statements.
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

	March 31, 2016
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$100,069
Total cash equivalents		$100,069

U.S. agency notes	21 - 365 days	$34,548
Commercial paper	245 days	8,938
Corporate bonds	29 - 358 days	47,166
Total short-term investments		$90,652

U.S. agency notes	395 - 760 days	$54,401
Corporate bonds	376 - 755 days	54,127
Total long-term investments		$108,528

The following table summarizes the Company's investments at March 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$88,941	$44	$(36)	$88,949
Commercial paper	8,938	—	—	8,938
Corporate bonds	101,217	126	(50)	101,293
Total investments	$199,096	$170	$(86)	$199,180

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company's investments at December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$83,977	$—	$(334)	$83,643
Corporate bonds	91,537	2	(266)	91,273
Total investments	$175,514	$2	$(600)	$174,916
Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$100,069	$100,069	$123,170	$123,170
Short and long-term investments	199,180	199,180	174,916	174,916
Total assets	$299,249	$299,249	$298,086	$298,086
* Excludes $45.8 million and $52.7 million of operating cash balances as of March 31, 2016 and December 31, 2015, respectively.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2016	Level 1	Level 2	Level 3
Money market funds	$100,069	$100,069	$—	$—
Total cash equivalents and certificates of deposit*	100,069	100,069	—	—
U.S. agency notes	88,949	—	88,949	—
Corporate bonds	101,293	—	101,293	—
Total investments	199,180	—	199,180	—
Total cash equivalents, certificates of deposit and investments	$299,249	$100,069	$199,180	$—

	December 31, 2015	Level 1	Level 2	Level 3
Money market funds	$123,170	$123,170	$—	$—
Total cash equivalents and certificates of deposit*	123,170	123,170	—	—
U.S. agency notes	83,643	—	83,643	—
Corporate bonds	91,273	—	91,273	—
Total investments	174,916	—	174,916	—
Total cash equivalents, certificates of deposit and investments	$298,086	$123,170	$174,916	$—
* Excludes $45.8 million and $52.7 million of operating cash balances as of March 31, 2016 and December 31, 2015, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the three months ended March 31, 2016 and 2015, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4. Acquisitions
Transera, Inc.
On February 4, 2016, the Company completed its acquisition of all of the stock of Transera Communications, Inc. ("Transera"), a provider of cloud based contact center software, renamed BroadSoft Contact Center, Inc. The acquisition enabled the Company to offer our customers a comprehensive cloud contact center portfolio that is complementary to, and integrates with, our BroadWorks and BroadCloud platform. The total consideration paid for Transera was $19.8 million, funded with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred in the Company’s consolidated statements of operations for the three months ended March 31, 2016.
The consolidated financial statements include the results of Transera from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of February 4, 2016 (in thousands):

Cash and cash equivalents	$365
Accounts receivable	1,623
Prepaid and other assets	285
Property and equipment	155
Deferred tax assets	3,348
Trade name	160
Customer relationships	4,100
Developed Technology	3,050
Goodwill	7,973
Deferred revenue	(111)
Accounts payable and accrued expenses	(1,148)
Total consideration	$19,800
The trade name represents the fair value of the Transera trade name that the Company intends to use for a fixed period of time. Customer relationships represent the fair value of the underlying relationships and agreements with Transera customers. Developed technology represents the fair value of Transera's intellectual property. The trade name, customer relationships and developed technology are being amortized on a straight-line basis over a period of three years, seven years and five years, respectively, which in general reflects the estimated cash flows to be generated from such assets. The weighted-average amortization period for depreciable intangible assets acquired is approximately six years.
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $8.0 million was recorded as goodwill. The goodwill balance is attributable to the assembled workforce and the synergies expected as a result of the acquisition. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Pro Forma Financial Information for Acquisition of Transera (unaudited)
Transera contributed revenue of $1.5 million and a net loss of $0.3 million for the period from the date of acquisition to March 31, 2016.
The unaudited pro forma statement of operations data below gives effect to the acquisition of Transera as if it had occurred on January 1, 2015. The following data includes adjustments for amortization of intangible assets and acquisition costs. This pro forma data is presented for information purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenue	$74,340	$58,034
Net loss	(1,083)	(3,659)
Net loss per share:
Basic and diluted	$(0.04)	$(0.13)

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance, December 31, 2015	$72,275
Increase in goodwill related to acquisitions	7,973
Other	112
Balance, March 31, 2016	$80,360
For the three months ended March 31, 2016, the increase in “goodwill related to acquisitions” consists of goodwill related to the acquisition of Transera Communications, Inc. in February 2016. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.
6. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
License software	$27,853	$33,200
Subscription and maintenance support	57,464	61,399
Professional services and other	17,408	16,455
Total	$102,725	$111,054

Current portion	$98,145	$106,483
Non-current portion	4,580	4,571
Total	$102,725	$111,054
7. Software Licenses
The Company has entered into an agreement with a third-party that provides the Company the right to distribute its software on an unlimited basis through May 2016. In May 2015, the Company amended this agreement to extend the term of the agreement from May 2016 to December 2020.
For the period from June 2012 to May 2016, the Company has a fixed cost associated with these distribution rights of $10.2 million, which is being amortized to cost of revenue over the four-year period beginning in June 2012, based on the straight-line method.
For the period from June 2016 to December 2020, the Company will have a fixed cost associated with these distribution rights of $17.3 million, and to the extent annual billed license software revenue over the extended term exceeds $850 million, the Company would be required to pay additional fees. The cost of $17.3 million is being amortized to cost of revenue over the extended term beginning in June 2016 (the expiration date of the previous agreement), based on the straight-line method.
Amortization expense related to this agreement was approximately $0.6 million for each of the three months ended March 31, 2016 and 2015.
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
The 2022 Notes may be converted by the holders at their option on any day prior to the close of business on the business day immediately preceding June 1, 2022 only under the following circumstances: (a) during any calendar quarter commencing after

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

the calendar quarter ending on December 31, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the 5 business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price, as defined in the indenture governing the 2022 Notes (the "2022 Indenture"), per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (c) if the Company calls any or all of the 2022 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant redemption date; or (d) upon the occurrence of specified corporate events. The 2022 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, June 1, 2022 through the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of approximately $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. The 2022 Notes were not convertible as of March 31, 2016.
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
The fair value of the 2022 Notes as of March 31, 2016 and December 31, 2015 was $241.0 million and $221.1 million, respectively. The carrying amount of the equity component of the 2022 Notes was $65.5 million at March 31, 2016. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at March 31, 2016 were $3.8 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
2018 Convertible Senior Notes
In June 2011, the Company issued $120.0 million aggregate principal amount of 1.50% convertible senior notes due in 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
The 2018 Notes may be converted by the holders of 2018 Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 1, 2018 only under the following circumstances: (a) during the five

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per 2018 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (b) during any calendar quarter (and only during such quarter) after the calendar quarter ended June 30, 2012, if the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (c) upon the occurrence of specified corporate events; or (d) if the Company calls the 2018 Notes for redemption. The 2018 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 1, 2018 through the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. The 2018 Notes were not convertible as of March 31, 2016.
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
The fair value of the 2018 Notes as of March 31, 2016 and December 31, 2015 was $78.1 million and $75.3 million, respectively. The carrying amount of the equity component of the Notes was $8.6 million at March 31, 2016. The unamortized offering costs at March 31, 2016 were $0.5 million which is being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and 2018 Notes (collectively, the "Notes") (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2016	December 31, 2015
Convertible debt principal	$270,355	$270,355
Unamortized debt discount	(74,562)	(77,440)
Unamortized debt issuance costs	(4,375)	(4,584)
Net carrying amount of convertible debt	$191,418	$188,331

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest expense	$762	$450
Amortization of debt issuance costs	209	101
Accretion of debt discount	2,878	1,438
Net interest expense	$3,849	$1,989
Fair Value of Borrowings
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at March 31, 2016, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of March 31, 2016 were as follows (in thousands):

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
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2015 and 2016, 1,250,000 shares were added to the 2009 Plan, in accordance with the terms of the 2009 Plan. At March 31, 2016, the Company had 1,634,399 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2016	2015
Stock options	$2,048	$1,593
Restricted stock units	8,302	4,939
Performance stock units	324	904
Total recognized stock-based compensation expense	$10,674	$7,436
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2015	1,999,875	$29.49
Granted	281,500	31.11
Exercised	(39,497)	28.82
Forfeited	(48,862)	30.80
Expired	(3,092)	37.46
Balance, March 31, 2016	2,189,924	$29.66	7.49	$23,407

Vested and Exercisable, March 31, 2016	1,084,233	$28.43	6.02	$12,929
During the three months ended March 31, 2016 and 2015, the Company granted stock options with a weighted-average grant date fair value of $14.41 and $13.56, respectively. For three months ended March 31, 2016 and 2015, the intrinsic value of stock options exercised was $0.3 million and $0.7 million, respectively, and cash received from stock options exercised was $1.1 million and $0.8 million, respectively.
At March 31, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $15.0 million, which is scheduled to be recognized over a weighted average period of 2.19 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at March 31, 2016, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,510,403	$33.18
Granted	407,504	32.45
Vested	(226,678)	32.99
Forfeited	(25,800)	33.58
Balance, March 31, 2016	1,665,429	$33.02
The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At March 31, 2016, unrecognized stock-based compensation expense related to unvested RSUs was $45.5 million, which is scheduled to be recognized over a weighted average period of 1.89 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at March 31, 2016, stock-based compensation expense will be different from expectations.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	550,088	$26.87
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 31, 2016	550,088	$26.87

The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
At March 31, 2016, unrecognized stock-based compensation expense related to unvested PSUs was $0.5 million, which is scheduled to be recognized over a weighted average period of 0.76 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at March 31, 2016, stock-based compensation expense will be different from expectations.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of March 31, 2016, the Company’s APIC pool balance was $10.8 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $50.4 million at March 31, 2016 and December 31, 2015.
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
The effective tax rate was 52.2% and 38.9% for the three months ended March 31, 2016 and 2015, respectively. The Company's provision for income taxes differs from the computed U.S. statutory rate due primarily to non-deductible expenses related to stock based compensation, other compensation items and losses from certain foreign jurisdictions with no associated tax benefit due to a full valuation allowance, partially offset by adjustments for research and development and business credits. For the three months ended March 31, 2016 and 2015, the Company had a benefit from income taxes of $1.6 million and $1.9 million, respectively.
As of March 31, 2016, the Company has not recorded a deferred tax liability for undistributed earnings of $10.2 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
Realization of the U.S. deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any U.S. loss carryforwards. During the prior years and currently, the Company experienced losses in its U.S. jurisdiction, driven largely by significant stock option expense recorded in those years. Although realization is not assured, management believes it is more-likely-than-not that the results of U.S. operations will generate sufficient taxable income to support the realization of the existing deferred tax asset and any excess stock option deduction carryforwards prior to the expiration of those losses. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
During the three months ended March 31, 2016, the Company corrected an error in the 2015 retrospective application of the change in stock-based compensation accounting policy by recording a $1.3 million increase in deferred tax assets and a decrease in accumulated deficit in the Statement of Stockholders' Equity. The error did not impact any previously reported Statement of Operations. The Company has determined that this adjustment is not material to the consolidated financial statements for any period.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net loss	$(1,509)	$(2,905)
Weighted average common shares outstanding, basic and diluted	29,140	28,991
Net loss per share, basic and diluted	$(0.05)	$(0.10)
Due to the cash settlement feature of the principal amount of the Notes, the Company only includes the impact of the premium feature in its diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three months ended March 31, 2016 and 2015.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 513,725 and 511,317 shares for the three months ended March 31, 2016 and 2015, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards convertible into 1,494,216 and 1,298,657 shares for the three months ended March 31, 2016 and 2015, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.

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
The Company engages in business across three geographic regions: North America; Europe, Middle East and Africa ("EMEA"); and Asia Pacific, Caribbean and Latin America ("Emerging Markets"). Revenue by geographic area is based on the location of the end-user carrier. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
North America	$40,181	$31,151
EMEA	19,835	15,604
Emerging Markets	13,120	8,916
Total Revenue	$73,136	$55,671
North America includes $38.2 million and $29.7 million of United States revenue for the for each of the three months ended March 31, 2016 and 2015.

	March 31, 2016	December 31, 2015
Long-Lived Assets, net
North America	$20,673	$21,135
EMEA	4,580	5,008
Emerging Markets	1,737	1,171
Total Long-Lived Assets, net	$26,990	$27,314
North America includes $20.3 million and $20.9 million of United States long-lived assets for the for each of the three months ended March 31, 2016 and 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or SEC, on February 29, 2016.
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.
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
UC-One
UC-One, our UC solution, is a communications and collaboration offering that enables telecommunications service providers to offer businesses and other enterprises UC features and functionalities on a hosted basis without the need for traditional premise-based PBX equipment. Our technology is designed to meet service providers’ stringent requirements for service availability, network integration and scale and to address the needs of various business segments, such as micro, small, medium and large enterprises; market segments such as hospitality, government, education, contact centers and healthcare; and industries requiring call center functionality.
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

•
Accelerate the adoption of UC solutions by providing communications centric UC and collaboration capabilities. Project Tempo is our vision of extending UC to help drive how enterprises and people communicate, interact and collaborate by integrating their communication and collaborative tools with contextual intelligence. We also intend to accelerate UC adoption and our service provider customers’ time to market by promoting and expanding our UC offerings. Our BroadCloud solution enables our service providers to offer UC features and functions through a service offering that we host and manage. We also intend to expand the geographic availability of our BroadCloud offerings beyond the United States, United Kingdom, Germany and Japan.

•
Broaden demand by enterprises and assist our service provider customers by developing more market segment directed UC offerings. We enable service providers to develop UC offerings targeted towards specific business segments, including small, medium and large enterprises and market segments such as hospitality, government, education, contact center and healthcare.

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
We expect continued strong revenue growth from our UC solutions during the remainder of 2016. We believe our UC solutions growth is largely driven by increased market acceptance of hosted UC offerings and our continued market leadership. We believe converged and mobile operators desire to deliver UC solutions to their enterprise customer base to grow revenue, reduce subscriber turnover, or churn, and raise average revenue per user. Our UC-One solutions, which are either delivered through our hosted UC offering, BroadCloud, or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access.

BroadCloud continues to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose BroadCloud to accelerate their time to market and reduce their capital and implementation costs and that delivering innovative solutions to our customers will drive our revenue growth. During the remainder of 2016, we expect to continue to invest in our BroadCloud offerings and expand the geographic availability of these offerings.
Project Tempo is our vision of extending UC to help drive how enterprises and people communicate, interact and collaborate by integrating their communication and collaborative tools with contextual intelligence. Our goal with Project Tempo is to enable service providers to adopt UC as the centerpiece in what we have entitled "The Future of Work." We expect that during the remainder of 2016, we will continue our strategic investments in initiatives such as Project Tempo and in research and development of existing and new products, such as client and portal software, mobility and cloud-based services, and products acquired in connection with our acquisitions.
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
We believe that many of the largest carriers in the world are embarking on projects to ultimately transform most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. We think that we are well-positioned to meet such carrier demand for these transformation projects, especially with regard to our UC and UC for VoLTE offerings. We expect significant positive revenue impact from these projects to continue during the remainder of 2016 and believe transformation projects by certain of our largest service provider customers could drive significant growth for us over the next several years.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended March 31, 2016 include:

•	Total revenue increased by $17.5 million or 31%, to $73.1 million, compared to $55.7 million for the quarter ended March 31, 2015;

•	Gross profit was $52.3 million, or 72% of revenue, compared to $39.7 million, or 71% of revenue, for the quarter ended March 31, 2015;

•	Loss from operations was $0.4 million, compared to $1.3 million for the quarter ended March 31, 2015;

•	Net loss was $1.5 million, compared to $2.9 million for the quarter ended March 31, 2015;

•	Net loss per diluted share was $0.05 per share compared to $0.10 per share for the quarter ended March 31, 2015;

•	Revenue plus net change in deferred revenue increased by 17% to $64.8 million, compared to $55.6 million for the quarter ended March 31, 2015;

•	Deferred revenue decreased by $8.3 million, compared to a decrease of $0.1 million for the quarter ended March 31, 2015; and

•	Cash provided by operating activities was $19.1 million, compared to $4.1 million for the quarter ended March 31, 2015.
Some of our key non-GAAP financial highlights for the quarter ended March 31, 2016 include:

•	Non-GAAP gross profit increased to $55.6 million, or 76% of revenue, compared to $42.2 million, or 76% of revenue, for the quarter ended March 31, 2015;

•	Non-GAAP operating income increased to $11.8 million, or 16% of revenue, compared to $7.7 million, or 14% of revenue, for the quarter ended March 31, 2015;

•	Non-GAAP net income increased to $11.1 million, or 15% of revenue, compared to $7.0 million, or 13% of revenue, for the quarter ended March 31, 2015; and

•	Non-GAAP net income per diluted share increased to $0.37 per common share, compared to $0.24 per common share for the quarter ended March 31, 2015.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of March 31, 2016, our deferred license software revenue balance was $27.9 million, the current portion of which was $26.8 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of March 31, 2016, our deferred subscription and maintenance support revenue balance was $57.5 million, the current portion of which was $54.7 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of March 31, 2016, our deferred professional services and other revenue balance was $17.4 million, the current portion of which was $16.6 million.
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
Revenue plus the net change in deferred revenue is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning of period deferred revenue balance	$111,054	$101,456
End of period deferred revenue balance	102,725	101,367
Decrease in deferred revenue	(8,329)	(89)
Revenue	73,136	55,671
Revenue plus net change in deferred revenue	$64,807	$55,582
Operating Expenses
We grew our total headcount to 1,350 employees at March 31, 2016 from 1,247 employees at December 31, 2015, and we expect to continue hiring new employees to support our anticipated growth.

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We expect our operating expenses to increase in 2016 primarily due to increases in headcount and personnel-costs, including stock-based compensation expense.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. The fair value of awards with a performance condition is recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense of $10.7 million and $7.4 million, respectively.
Based on stock options and other equity awards outstanding as of March 31, 2016, we expect to recognize future expense related to the non-vested portions of such options and other equity awards in the amount of $61.1 million over a weighted average period of approximately 1.95 years.
Other Expense, Net
Other expense, net, consists primarily of interest income, interest expense, loss on repurchase of convertible senior notes and foreign exchange gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest related to our 2018 convertible senior notes, or the 2018 Notes, and our 2022 convertible senior notes, or the 2022 Notes. Loss on repurchase of convertible senior notes relates to the fair value in excess of the carrying value of the portion of the 2018 Notes repurchased. Foreign exchange gains and losses relate to the revaluation of foreign currency denominated trade receivables.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay significant U.S. federal income taxes due to our accumulated net operating losses.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the impact of adopting this new standard on our financial statements and our method of adoption.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases: Topic 842 ("ASU 2016-02"), which provides updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. We are evaluating the impact of adopting this new standard on its financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"), which provides updated guidance on several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We are evaluating the impact of adopting this new standard on its financial statements.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$30,909	42%	$22,936	41%	$7,973	35%
Subscription and maintenance support	33,039	45	25,409	46	7,630	30
Professional services and other	9,188	13	7,326	13	1,862	25
Total revenue	$73,136	100%	$55,671	100%	$17,465	31%

Revenue by Geography:
North America	$40,181	55%	$31,151	56%	$9,030	29%
EMEA	19,835	27	15,604	28	4,231	27
Emerging Markets	13,120	18	8,916	16	4,204	47
Total revenue	$73,136	100%	$55,671	100%	$17,465	31%
Total revenue for the three months ended March 31, 2016 increased by 31%, or $17.5 million, to $73.1 million as compared to the same period in 2015. This growth was driven by a 35% increase in license software revenue, a 30% increase in subscription and maintenance support revenue and a 25% increase in professional services and other revenue. Deferred revenue decreased by $8.3 million for the three months ended March 31, 2016, compared to a decrease of $0.1 million for the same period in 2015.
North America revenue for the three months ended March 31, 2016 increased by 29%, or $9.0 million, to $40.2 million as compared to the same period in 2015. The increase in North America revenue for the three months ended March 31, 2016 was due to an increase in license software, subscription and maintenance support revenue and professional services and other revenue.

Europe, Middle East and Africa, or EMEA, revenue for the three months ended March 31, 2016 increased 27%, or $4.2 million, to $19.8 million as compared to the same period in 2015. The increase in EMEA revenue for the three months ended March 31, 2016 was due to an increase in license software, subscription and maintenance support revenue and professional services and other revenue.
Asian Pacific, Caribbean and Latin America, or Emerging Markets, revenue for the three months ended March 31, 2016 increased by 47%, or $4.2 million, to $13.1 million compared to the same period in 2015. The increase in Emerging Markets revenue for the three months ended March 31, 2016 was due to an increase in license software and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
License Software
License software revenue for the three months ended March 31, 2016 increased by 35%, or $8.0 million, to $30.9 million, compared to the same period in 2015. The increase in license software revenue for the three months ended March 31, 2016 reflects an increase in license software revenue in North America, EMEA and Emerging Markets. Deferred license software revenue decreased by $5.3 million for the three months ended March 31, 2016, compared to an increase of $4.3 million for the same period in 2015.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended March 31, 2016 increased by 30%, or $7.6 million, to $33.0 million, compared to the same period in 2015. The increase in subscription and maintenance support revenue for the three months ended March 31, 2016 was the result of growth in our subscription revenue associated with our BroadCloud platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchased maintenance support. Our BroadCloud subscription revenue for the three months ended March 31, 2016 increased by $3.9 million to $12.0 million compared to the same period in 2015. Deferred subscription and maintenance support revenue decreased by $3.9 million for the three months ended March 31, 2016, compared to a decrease of $1.6 million for the same period in 2015.
Professional Services and Other
Professional services and other revenue for the three months ended March 31, 2016 increased by 25%, or $1.9 million, to $9.2 million, compared to the same period in 2015. The increase in professional services and other revenue for the three months ended March 31, 2016 was primarily due to increased professional services activity. Deferred professional services and other revenue increased by $1.0 million for the three months ended March 31, 2016, compared to a decrease of $2.8 million for the same period in 2015.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$1,729	6%	$2,671	12%	$(942)	(35)%
Subscription and maintenance support	10,710	32	8,944	35	1,766	20
Professional services and other	8,359	91	4,395	60	3,964	90
Total cost of revenue	$20,798	28%	$16,010	29%	$4,788	30%
Gross Profit:
License software	$29,180	94%	$20,265	88%	$8,915	44%
Subscription and maintenance support	22,329	68	16,465	65	5,864	36
Professional services and other	829	9	2,931	40	(2,102)	(72)
Total gross profit	$52,338	72%	$39,661	71%	$12,677	32%

For the three months ended March 31, 2016, our gross margin increased to 72% as compared to 71% for the same period in 2015, and our gross profit increased by 32%, or $12.7 million, to $52.3 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the three months ended March 31, 2016, license software gross margin increased to 94% as compared to 88% for the same period in 2015 and license software gross profit increased by 44% to $29.2 million. License software cost of revenue decreased by 35%, or $0.9 million, to $1.7 million for the three months ended March 31, 2016, compared to the same period in 2015. The decrease was primarily due to a decrease of $0.5 million in personnel-related costs and a $0.2 million decrease in equipment and software expense. The increase in license software gross profit was driven by revenue growth and the decrease in license software cost of revenue.
For the three months ended March 31, 2016, subscription and maintenance support gross margin increased to 68% as compared to 65% the same period in 2015 and subscription and maintenance support gross profit increased by 36% to $22.3 million. Subscription and maintenance support cost of revenue increased by 20%, or $1.8 million, to $10.7 million for the three months ended March 31, 2016, compared to the same period in 2015. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offerings, along with the impact of recent acquisitions. The increase was due to an increase of $0.5 million in personnel-related costs and a $1.5 million increase in operational costs associated with hosting the BroadCloud service, partially offset by a decrease of $0.3 million in consulting expenses. The increase in subscription and maintenance support gross profit was driven by revenue growth relative to lower growth in subscription and maintenance services cost of revenue.
For the three months ended March 31, 2016, professional services and other gross margin decreased to 9% as compared to 40% for the same period in 2015 and professional services and other gross profit decreased by 72% to $0.8 million. Professional services and other cost of revenue increased by 90%, or $4.0 million to $8.4 million for the three months ended March 31, 2016, compared to the same period in 2015. The increase in professional services and other cost of revenue was primarily due to a $3.3 million increase in personnel-related costs, which includes the impact of recent acquisitions, and a $0.4 million increase in hardware costs. The decrease in professional services and other gross profit was driven by lower revenue growth relative to higher growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$23,323	32%	$17,547	32%	$5,776	33%
Research and development	18,121	25	14,284	26	3,837	27
General and administrative	11,313	15	9,105	16	2,208	24
Total operating expenses	$52,757	72%	$40,936	74%	$11,821	29%
Sales and Marketing. Sales and marketing expense increased by 33%, or $5.8 million, to $23.3 million for the three months ended March 31, 2016, compared to the same period in 2015. The increase was primarily due to a $4.0 million increase in personnel-related costs, a $0.5 million increase in travel expenses and a $0.3 million increase in outside consulting expenses.
Research and Development. Research and development expense increased by 27%, or $3.8 million, to $18.1 million for the three months ended March 31, 2016, compared to the same period in 2015. This increase was primarily due to a $3.4 million increase in personnel-related costs.
General and Administrative. General and administrative expense increased by 24%, or $2.2 million, to $11.3 million for the three months ended March 31, 2016, compared to the same period in 2015. This increase was primarily due to a $1.4 million increase in personnel-related costs and a $0.5 million increase in third-party consulting expenses.
Loss from Operations
We had loss from operations of $0.4 million for the three months ended March 31, 2016, as compared to a loss from operations of $1.3 million for the same period in 2015.

Other Expense

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense, net	$3,250	4%	$1,775	3%	$1,475	83%
Other, net	(511)	(1)%	1,707	3%	(2,218)	(130)%
Total other expense, net	$2,739	4%	$3,482	6%	$(743)	(21)%
Other expense, net for the three months ended March 31, 2016 decreased by $0.7 million compared to the same period in 2015, primarily due to the increase in foreign exchange gains related to the revaluation of foreign currency denominated trade receivables, partially offset by an increase in interest expense related to the 2022 Notes.
Benefit from Income Taxes
Benefit from income tax was $1.6 million for the three months ended March 31, 2016, compared to $1.9 million for the same period in 2015. The decrease in our benefit from income taxes is primarily due to results of operations and changes in the projected mix of earnings among jurisdictions.

Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$145,840	$175,857
Accounts receivable, net	92,700	108,113
Working capital	218,236	234,506

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$19,079	$4,129
Investing activities	(48,075)	(15,463)
Financing activities	(1,375)	8,368
Our cash and cash equivalents at March 31, 2016 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes.
Operating Activities
For the three months ended March 31, 2016, net cash provided by operating activities was $19.1 million, compared to $4.1 million for the same period in 2015. The increase was primarily due to a $13.7 million increase from the aggregate changes in non-cash items and an increase in net loss of $1.4 million, partially offset by a $0.1 million decrease from the net change in other current and long-term assets and liabilities. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the three months ended March 31, 2016, net cash used in investing activities was $48.1 million, compared to $15.5 million for the same period in 2015. This increase was attributable to a $17.3 million increase in net purchases of marketable securities, a $13.7 million increase in payments for acquisitions and a $1.6 million increase in capital expenditures for property and equipment, compared to the same period in 2015.
Financing Activities
For the three months ended March 31, 2016, net cash used in financing activities was $1.4 million, compared to net cash provided by financing activities of $8.4 million for the same period in 2015. Net cash used in financing activities primarily consisted of taxes paid on the vesting of restricted stock units of $2.8 million, partially offset by the tax windfall benefits from stock options exercised of $0.3 million and proceeds from the exercise of stock options of $1.1 million.
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
The initial conversion price for the 2022 Notes is approximately $38.72 per share. The conversion rate is subject to adjustment in some events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption on or after September 1, 2019, we will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. See Note 8, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the 2022 Notes.
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
The initial conversion price for the 2018 Notes is approximately $41.99 per share. The conversion rate will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, we will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. See Note 8, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the 2018 Notes.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of March 31, 2016 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	After 2020
Convertible Senior Notes, including interest * ^	$286,028	$2,043	$74,685	$4,025	$205,275
Operating lease obligations	22,233	4,300	9,353	3,274	5,306
Total	$308,261	$6,343	$84,038	$7,299	$210,581

*
Contractual interest obligations related to our Notes totaled $15.6 million at March 31, 2016, including $2.0 million, $5.6 million, $4.0 million and $4.0 million due in the remainder of 2016 and years 2017-2018, 2019-2020 and 2021 and thereafter, respectively.

^	Principal payment obligations for the 2018 Notes are $69.1 million, due in July 2018, and principal payment obligations for the 2022 Notes are $201.3 million, due in September 2022.
As of March 31, 2016, we had unrecognized tax benefits of $5.5 million, including interest and penalties of $0.4 million. We do not expect to recognize any of these benefits in 2016. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$1,729	$2,671
(percent of related revenue)	6%	12%
Less:
Stock-based compensation expense	158	164
Amortization of acquired intangible assets	333	449
Non-GAAP license cost of revenue	$1,238	$2,058
(percent of related revenue)	4%	9%

GAAP subscription and maintenance support cost of revenue	$10,710	$8,944
(percent of related revenue)	32%	35%
Less:
Stock-based compensation expense	652	607
Amortization of acquired intangible assets	1,052	1,055
Non-GAAP subscription and maintenance support cost of revenue	$9,006	$7,282
(percent of related revenue)	27%	29%

GAAP professional services and other cost of revenue	$8,359	$4,395
(percent of related revenue)	91%	60%
Less:
Stock-based compensation expense	912	268
Amortization of acquired intangible assets	175	—
Non-GAAP professional services and other cost of revenue	$7,272	$4,127
(percent of related revenue)	79%	56%

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$52,338	$39,661
(percent of total revenue)	72%	71%
Plus:
Stock-based compensation expense	1,722	1,039
Amortization of acquired intangible assets	1,560	1,504
Non-GAAP gross profit	$55,620	$42,204
(percent of total revenue)	76%	76%

GAAP license gross profit	$29,180	$20,265
(percent of related revenue)	94%	88%
Plus:
Stock-based compensation expense	158	164
Amortization of acquired intangible assets	333	449
Non-GAAP license gross profit	$29,671	$20,878
(percent of related revenue)	96%	91%

GAAP subscription and maintenance support gross profit	$22,329	$16,465
(percent of related revenue)	68%	65%
Plus:
Stock-based compensation expense	652	607
Amortization of acquired intangible assets	1,052	1,055
Non-GAAP subscription and maintenance support gross profit	$24,033	$18,127
(percent of related revenue)	73%	71%

GAAP professional services and other gross profit	$829	$2,931
(percent of related revenue)	9%	40%
Plus:
Stock-based compensation expense	912	268
Amortization of acquired intangible assets	175	—
Non-GAAP professional services and other gross profit	$1,916	$3,199
(percent of related revenue)	21%	44%

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Non-GAAP income from operations:
GAAP loss from operations	$(419)	$(1,275)
(percent of total revenue)	(1)%	(2)%
Plus:
Stock-based compensation expense	10,674	7,436
Amortization of acquired intangible assets	1,560	1,504
Non-GAAP income from operations	$11,815	$7,665
(percent of total revenue)	16%	14%

GAAP operating expense	$52,757	$40,936
(percent of total revenue)	72%	74%
Less:
Stock-based compensation expense	8,952	6,397
Non-GAAP operating expense	$43,805	$34,539
(percent of total revenue)	60%	62%

GAAP sales and marketing expense	$23,323	$17,547
(percent of total revenue)	32%	32%
Less:
Stock-based compensation expense	3,556	2,418
Non-GAAP sales and marketing expense	$19,767	$15,129
(percent of total revenue)	27%	27%

GAAP research and development expense	$18,121	$14,284
(percent of total revenue)	25%	26%
Less:
Stock-based compensation expense	3,145	2,438
Non-GAAP research and development expense	$14,976	$11,846
(percent of total revenue)	20%	21%

GAAP general and administrative expense	$11,313	$9,105
(percent of total revenue)	15%	16%
Less:
Stock-based compensation expense	2,251	1,541
Non-GAAP general and administrative expense	$9,062	$7,564
(percent of total revenue)	12%	14%

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(1,509)	$(2,905)
(percent of total revenue)	(2)%	(5)%
Adjusted for:
Stock-based compensation expense	10,674	7,436
Amortization of acquired intangible assets	1,560	1,504
Non-cash interest expense on our notes	3,087	1,438
Foreign currency transaction losses	(511)	1,707
Non-cash tax benefit	(2,232)	(2,145)
Non-GAAP net income	$11,069	$7,035
(percent of total revenue)	15%	13%

GAAP net loss per basic common share	$(0.05)	$(0.10)
Adjusted for:
Stock-based compensation expense	0.37	0.25
Amortization of acquired intangible assets	0.05	0.05
Non-cash interest expense on our notes	0.11	0.05
Foreign currency transaction losses	(0.02)	0.06
Non-cash tax benefit	(0.08)	(0.07)
Non-GAAP net income per basic common share	$0.38	$0.24

GAAP net loss per diluted common share	$(0.05)	$(0.10)
Adjusted for:
Stock-based compensation expense	0.36	0.25
Amortization of acquired intangible assets	0.05	0.05
Non-cash interest expense on our notes	0.10	0.05
Foreign currency transaction losses	(0.02)	0.06
Non-cash tax benefit	(0.07)	(0.07)
Non-GAAP net income per diluted common share	$0.37	$0.24

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At March 31, 2016, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at March 31, 2016, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $2.3 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, our chief financial officer and our chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on February 29, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (4)

4.3	Indenture, dated as of September 15, 2015, by and between BroadSoft, Inc. and Wells Fargo Bank, N.A., as Trustee (5)

4.4	Form of Note representing the Company’s 1.0% Convertible Senior Notes due 2022 (6)

10.1 †	BroadSoft, Inc. 2016 Executive Officer Annual Bonus Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
___________________

(1)	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(4)	Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(5)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

(6)	Files as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.
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
James A. Tholen Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 2, 2016