Form 10-Q
period 2016-06-30
BROADSOFT, INC.
filed 2016-08-01
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on July 28, 2016, was 29,808,709.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$138,520	$175,857
Short-term investments	125,592	72,531
Accounts receivable, net of allowance for doubtful accounts of $65 and $85 at June 30, 2016 and December 31, 2015, respectively	105,775	108,113
Other current assets	14,388	13,155
Total current assets	384,275	369,656
Long-term assets:
Property and equipment, net	20,483	19,481
Long-term investments	92,866	102,385
Intangible assets, net	23,567	18,835
Goodwill	80,020	72,275
Deferred tax assets	8,572	1,661
Other long-term assets	6,771	8,081
Total long-term assets	232,279	222,718
Total assets	$616,554	$592,374
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$31,177	$28,667
Deferred revenue, current	100,712	106,483
Total current liabilities	131,889	135,150
Convertible senior notes	194,562	188,331
Deferred revenue	6,593	4,571
Other long-term liabilities	6,070	7,289
Total liabilities	339,114	335,341
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 29,736,368 and 29,080,197 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	297	291
Additional paid-in capital	359,063	333,153
Accumulated other comprehensive loss	(16,200)	(13,810)
Accumulated deficit	(65,720)	(62,601)
Total stockholders’ equity	277,440	257,033
Total liabilities and stockholders’ equity	$616,554	$592,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue:
License software	$33,597	$30,091	$64,506	$53,027
Subscription and maintenance support	36,800	27,026	69,839	52,435
Professional services and other	11,324	7,367	20,512	14,693
Total revenue	81,721	64,484	154,857	120,155
Cost of revenue:
License software	2,169	2,869	3,898	5,540
Subscription and maintenance support	11,456	10,227	22,166	19,171
Professional services and other	8,921	7,125	17,280	11,520
Total cost of revenue	22,546	20,221	43,344	36,231
Gross profit	59,175	44,263	111,513	83,924
Operating expenses:
Sales and marketing	25,951	21,567	49,274	39,114
Research and development	20,068	16,266	38,189	30,550
General and administrative	12,603	11,306	23,916	20,411
Total operating expenses	58,622	49,139	111,379	90,075
Income (loss) from operations	553	(4,876)	134	(6,151)
Other expense:
Interest expense	3,926	2,027	7,779	4,016
Interest income	(664)	(282)	(1,267)	(496)
Other, net	185	(484)	(326)	1,223
Total other expense, net	3,447	1,261	6,186	4,743
Loss before income taxes	(2,894)	(6,137)	(6,052)	(10,894)
Provision for (benefit from) income taxes	1	(849)	(1,648)	(2,701)
Net loss	$(2,895)	$(5,288)	$(4,404)	$(8,193)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.18)	$(0.15)	$(0.28)
Weighted average common shares outstanding:
Basic and diluted	29,449	29,230	29,295	29,111
Stock-based compensation expense included above:
Cost of revenue	$2,171	$2,347	$3,893	$3,386
Sales and marketing	4,792	4,818	8,348	7,236
Research and development	4,020	4,067	7,165	6,505
General and administrative	2,629	2,562	4,880	4,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(2,895)	$(5,288)	$(4,404)	$(8,193)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,480)	2,380	(3,534)	(1,993)
Unrealized gain (loss) on investments	326	(131)	1,144	43
Total other comprehensive income (loss), net of tax	(3,154)	2,249	(2,390)	(1,950)
Comprehensive loss	$(6,049)	$(3,039)	$(6,794)	$(10,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
Issuance of common stock for exercise of stock options and vesting of RSUs and PSUs, net of effect of withholding tax	1,728	656	6	1,722	—	—
Stock-based compensation expense	24,170	—	—	24,170	—	—
Tax windfall benefits on exercises of stock options	1,303	—	—	18	—	1,285
Foreign currency translation adjustment	(3,534)	—	—	—	(3,534)	—
Unrealized gain on investments	1,144	—	—	—	1,144	—
Net loss	(4,404)	—	—	—	—	(4,404)
Balance June 30, 2016	$277,440	29,736	$297	$359,063	$(16,200)	$(65,720)
Balance December 31, 2014	$212,961	28,943	$290	$258,169	$(7,712)	$(37,786)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(2,244)	447	4	(2,248)	—	—
Stock-based compensation expense	21,521	—	—	21,521	—	—
Tax windfall benefits on exercises of stock options	66	—	—	66	—	—
Foreign currency translation adjustment	(1,993)	—	—	—	(1,993)	—
Unrealized gain on investments	43	—	—	—	43	—
Net loss	(8,193)	—	—	—	—	(8,193)
Balance June 30, 2015	$222,161	29,390	$294	$277,508	$(9,662)	$(45,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,404)	$(8,193)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,798	7,581
Amortization of software licenses	1,445	1,743
Stock-based compensation expense	24,286	21,230
Provision for doubtful accounts	(9)	7
Benefit from deferred income taxes	(2,342)	(5,218)
Excess tax benefit related to stock-based compensation	(1,502)	(355)
Non-cash interest expense on convertible senior notes	6,231	3,116
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,970	(7,296)
Other current and long-term assets	103	(10,622)
Accounts payable, accrued expenses and other long-term liabilities	(27)	5,901
Current and long-term deferred revenue	(3,860)	5,771
Net cash provided by operating activities	32,689	13,665
Cash flows from investing activities:
Additions to property and equipment	(7,833)	(8,570)
Payments for acquisitions, net of cash acquired	(21,427)	(17,733)
Purchases of marketable securities	(138,153)	(87,828)
Proceeds from sale of marketable securities	61,211	43,672
Proceeds from maturities of marketable securities	33,400	36,637
Net cash used in investing activities	(72,802)	(33,822)
Cash flows from financing activities:
Proceeds from the exercise of stock options	9,712	2,523
Taxes paid on vesting of RSUs	(7,984)	(4,767)
Excess tax benefit related to stock-based compensation	1,502	355
Net cash provided by (used in) financing activities	3,230	(1,889)
Effect of exchange rate changes on cash and cash equivalents	(454)	(849)
Net decrease in cash and cash equivalents	(37,337)	(22,895)
Cash and cash equivalents, beginning of period	175,857	101,543
Cash and cash equivalents, end of period	$138,520	$78,648

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 29, 2016.
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

	June 30, 2016
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$91,759
Total cash equivalents		$91,759

U.S. agency notes	138 - 365 days	$49,807
Commercial paper	117 - 154 days	16,637
Corporate bonds	12 - 358 days	59,148
Total short-term investments		$125,592

U.S. agency notes	457 - 654 days	$49,237
Corporate bonds	379 - 664 days	43,629
Total long-term investments		$92,866

The following table summarizes the Company's investments at June 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$98,865	$179	$—	$99,044
Commercial paper	16,637	—	—	16,637
Corporate bonds	102,525	264	(12)	102,777
Total investments	$218,027	$443	$(12)	$218,458

The following table summarizes the Company's investments at December 31, 2015 (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$83,977	$—	$(334)	$83,643
Corporate bonds	91,537	2	(266)	91,273
Total investments	$175,514	$2	$(600)	$174,916

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents and certificates of deposit*	$91,759	$91,759	$123,170	$123,170
Short and long-term investments	218,458	218,458	174,916	174,916
Total assets	$310,217	$310,217	$298,086	$298,086
* Excludes $46.8 million and $52.7 million of operating cash balances as of June 30, 2016 and December 31, 2015, respectively.
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

	June 30, 2016	Level 1	Level 2	Level 3
Money market funds	$91,759	$91,759	$—	$—
Total cash equivalents and certificates of deposit*	91,759	91,759	—	—
U.S. agency notes	99,044	—	99,044	—
Commercial paper	16,637	—	16,637	—
Corporate bonds	102,777	—	102,777	—
Total investments	218,458	—	218,458	—
Total cash equivalents, certificates of deposit and investments	$310,217	$91,759	$218,458	$—

	December 31, 2015	Level 1	Level 2	Level 3
Money market funds	$123,170	$123,170	$—	$—
Total cash equivalents and certificates of deposit*	123,170	123,170	—	—
U.S. agency notes	83,643	—	83,643	—
Corporate bonds	91,273	—	91,273	—
Total investments	174,916	—	174,916	—
Total cash equivalents, certificates of deposit and investments	$298,086	$123,170	$174,916	$—
* Excludes $46.8 million and $52.7 million of operating cash balances as of June 30, 2016 and December 31, 2015, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the six months ended June 30, 2016 and 2015, there were no assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
4.    Acquisitions
Transera Communications, Inc.
On February 4, 2016, the Company completed its acquisition of all of the stock of Transera Communications, Inc. ("Transera"), which was renamed BroadSoft Contact Center, Inc. Transera provides cloud-based contact center software and the acquisition enables the Company to offer its customers a comprehensive cloud contact center portfolio that is complementary to, and integrates with, its BroadWorks and BroadCloud platform. The total consideration paid for Transera was $19.8 million, which was funded with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition, which costs are included in general and administrative expenses as incurred, in the Company’s condensed consolidated statements of operations.
The condensed consolidated financial statements include the results of Transera from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

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
Pro Forma Financial Information for Acquisition of Transera (unaudited)
Transera contributed revenue of $3.6 million and a net loss of $1.6 million for the period from the date of acquisition to June 30, 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$82,925	$66,757	$156,061	$124,791
Net loss	(2,469)	(6,132)	(4,088)	(9,335)
Net loss per share:
Basic and diluted	$(0.08)	$(0.21)	$(0.14)	$(0.32)

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2015	$72,275
Increase in goodwill related to acquisitions	8,873
Other	(1,128)
Balance as of June 30, 2016	$80,020
The increase in goodwill related to acquisitions consists of $8.0 million of goodwill related to the acquisition of Transera in February 2016 and $0.9 million of goodwill related to the acquisition of an enterprise messaging-based team communication and collaboration software application company in May 2016. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.
6. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
License software	$26,798	$33,200
Subscription and maintenance support	60,381	61,399
Professional services and other	20,126	16,455
Total	$107,305	$111,054

Current portion	$100,712	$106,483
Non-current portion	6,593	4,571
Total	$107,305	$111,054
7. Software Licenses
The Company has entered into an agreement with a third-party that provides the Company the right to distribute its software on an unlimited basis through December 2020.
For the period from June 2012 to May 2016, the Company had a fixed cost associated with these distribution rights of $10.2 million, which was amortized to cost of revenue over the four-year period beginning in June 2012, based on the straight line method.
For the period from June 2016 to December 2020, the Company has a fixed cost associated with these distribution rights of $17.3 million, and to the extent billed license software revenue over the extended term exceeds $850 million, the Company would be required to pay additional fees. The $17.3 million is being amortized to cost of revenue over the extended term beginning June 2016, based on the straight line method.
Amortization expense related to this agreement was $0.7 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively and $1.4 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The 2022 Notes may be converted by the holders at their option on any day prior to the close of business on the business day immediately preceding June 1, 2022 only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ended on December 31, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price, as defined in the indenture governing the 2022 Notes (the "2022 Indenture"), per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (c) if the Company calls any or all of the 2022 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant redemption date; or (d) upon the occurrence of specified corporate events. The 2022 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, June 1, 2022 through the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of approximately $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of June 30, 2016, if the 2022 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date.
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
The fair value of the 2022 Notes as of June 30, 2016 and December 31, 2015 was $242.7 million and $221.1 million, respectively. The carrying amount of the equity component of the 2022 Notes was $62.9 million at June 30, 2016. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at June 30, 2016 were $3.7 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
2018 Convertible Senior Notes
In June 2011, the Company issued $120.0 million aggregate principal amount of 1.50% convertible senior notes due in 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018 Notes were not convertible as of June 30, 2016, if the 2018 Notes were convertible, no shares would have been distributed upon conversion because the conversion price was above the stock price as of such date.
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
The fair value of the 2018 Notes as of June 30, 2016 and December 31, 2015 was $78.7 million and $75.3 million, respectively. The carrying amount of the equity component of the 2018 Notes was $8.0 million at June 30, 2016. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at June 30, 2016 were $0.5 million, which is being amortized as interest expense through the July 2018 maturity date of the 2018 Notes.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and the 2018 Notes (collectively, the "Notes") (in thousands):

	June 30, 2016	December 31, 2015
Convertible debt principal	$270,355	$270,355
Unamortized debt discount	(71,626)	(77,440)
Unamortized debt issuance costs	(4,167)	(4,584)
Net carrying amount of convertible debt	$194,562	$188,331

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense	$783	$450	$1,548	$900
Amortization of debt issuance costs	208	101	417	203
Accretion of debt discount	2,936	1,475	5,814	2,913
Net interest expense	$3,927	$2,026	$7,779	$4,016
Fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at June 30, 2016, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of June 30, 2016 were as follows (in thousands):

2016 - 2017	$—
2018	69,105
2019	—
2020 and thereafter	201,250
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
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2015 and 2016, 1,250,000 shares were added to the 2009 Plan. At June 30, 2016, the Company had 768,916 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$2,099	$1,758	$4,147	$3,351
Restricted stock units	11,263	11,050	19,565	15,989
Performance stock units	250	986	574	1,890
Total recognized stock-based compensation expense	$13,612	$13,794	$24,286	$21,230
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2015	1,998,875	$29.48
Granted	382,950	33.50
Exercised	(299,489)	32.43
Forfeited	(89,660)	30.60
Expired	(9,123)	32.77
Balance, June 30, 2016	1,983,553	$29.74	7.51	$22,407

Vested at June 30, 2016	916,394	$27.44	5.87	$12,453
During the six months ended June 30, 2016 and 2015, the Company granted stock options with a weighted-average grant date fair value of $15.45 and $15.24, respectively. For the six months ended June 30, 2016 and 2015, the intrinsic value of stock options exercised was $2.6 million and $3.5 million, respectively, and cash received from stock options exercised was $9.7 million and $2.5 million, respectively.
At June 30, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $14.4 million, which is scheduled to be recognized over a weighted average period of 2.07 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2016, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,512,022	$33.19
Granted	1,395,994	37.76
Vested	(489,694)	33.49
Forfeited	(75,971)	33.71
Balance, June 30, 2016	2,342,351	$35.83

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs was $70.0 million, which is scheduled to be recognized over a weighted average period of 2.12 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2016, stock-based compensation expense will be different from expectations.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	550,088	$26.87
Granted	—	—
Vested	(70,065)	32.96
Forfeited	(1,641)	23.72
Balance, June 30, 2016	478,382	$25.99

The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
At June 30, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested PSUs was $0.3 million, which is scheduled to be recognized over a weighted average period of 0.58 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at June 30, 2016, stock-based compensation expense will be different from expectations.
Tax Benefits
In accordance with the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of June 30, 2016, the balance of the Company’s APIC pool related to tax windfall benefits from stock option exercises was $10.8 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $37.2 million and $50.4 million at June 30, 2016 and December 31, 2015, respectively.
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
The effective tax rate was 27.2% and 24.8% for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the effective tax rate differs from the computed U.S. statutory rate primarily due to nondeductible expenses related to stock-based compensation, other compensation items and losses from certain foreign jurisdictions with no associated tax benefit due to a full valuation allowance, partially offset by research and development and business credits.
As of June 30, 2016, the Company has not recorded a deferred tax liability for undistributed earnings of $3.0 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net loss	$(2,895)	$(5,288)	$(4,404)	$(8,193)
Weighted average basic common shares outstanding	29,449	29,230	29,295	29,111
Net loss per share, basic and diluted	$(0.10)	$(0.18)	$(0.15)	$(0.28)
Due to the settlement features of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes. For the three months ended June 30, 2016, the weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the premium feature of the 2022 Notes convertible into 319,948 shares, as the effect would have been anti-dilutive given the Company's losses for the period. The average stock price did not exceed the conversion price for the 2022 Notes for the six months ended June 30, 2016 or exceed the conversion price for the 2018 Notes for the three and six months ended June 30, 2016 and 2015.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 859,513 shares and 699,704 shares for the three months ended June 30, 2016 and 2015 and into 749,453 and 630,073 shares for the six months ended June 30, 2016 and 2015, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards exercisable into 674,804 and 1,027,182 shares for the three months ended

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and 2015, respectively, and into 1,351,304 and 1,209,788 shares for the six months ended June 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
The Company engages in business across three geographic regions: North America; Europe, Middle East and Africa ("EMEA"); and Asia Pacific, Caribbean and Latin America ("Emerging Markets"). Revenue by geographic area is based on the location of the service provider. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
North America	$45,668	$43,140	$85,849	$74,291
EMEA	24,634	15,965	44,469	31,569
Emerging Market	11,419	5,379	24,539	14,295
Total Revenues	$81,721	$64,484	$154,857	$120,155
North America includes $42.7 million and $41.3 million of United States revenue for each of the three months ended June 30, 2016 and 2015 and $80.9 million and $71.0 million for each of the six months ended June 30, 2016 and 2015.

	June 30, 2016	December 31, 2015
Long-Lived Assets, net
North America	$21,122	$21,135
EMEA	3,125	5,008
Emerging Markets	2,956	1,171
Total Long-Lived Assets, net	$27,203	$27,314
North America includes $20.7 million and $20.9 million of United States long-lived assets as of June 30, 2016 and December 31, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our dependence on the success of BroadWorks;

•	our ability to continue to develop, and to successfully deploy, our BroadCloud offering, expand this offering geographically and increase the associated recurring service revenue;

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe the intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand our product offerings;

•	our international operations, including foreign currency exchange risk;

•	our significant reliance on distribution partners in international markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.
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
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own internet protocol, or IP-based networks and their mobile networks, as well as over the public internet (also known as "over the top" or OTT). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.

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

•
Accelerate the adoption of UC solutions by providing communications centric UC and collaboration capabilities. Project Tempo is our vision of extending UC to help drive how enterprises and people communicate, interact and collaborate by integrating their communication and collaborative tools with contextual intelligence. We also intend to accelerate UC adoption and our service provider customers’ time to market by promoting and expanding our UC offerings. Our BroadCloud solution enables our service providers to offer UC features and functions through a service offering that we host and manage. We also intend to expand the geographic availability of our BroadCloud offerings beyond the United States, United Kingdom, Germany, Japan and France.

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
We expect continued strong revenue growth from our UC solutions during the remainder of 2016, which growth we believe is largely driven by increased market acceptance of hosted UC offerings and our continued market leadership. We believe converged and mobile operators desire to deliver UC solutions to their enterprise customer base to grow revenue, reduce subscriber turnover, or churn, and raise average revenue per user. Our UC-One solutions, which are either delivered through our SaaS UC offerings or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access.

During the first half of 2016, our SaaS offerings have been, and for the remainder of this year will continue to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose our SaaS offerings to accelerate their time to market and reduce their capital and implementation costs and that delivering innovative solutions to our customers will drive our revenue growth. Between June 30, 2015 and June 30, 2016, we increased our SaaS subscribers from approximately 200,000 to greater than 290,000, which represents an increase of nearly 50% over this twelve month period. While our SaaS business continues to grow, we do not expect the same pace of growth during the remainder of 2016. We expect this growth rate to decline, in part due to the effects of foreign currency exchange rate fluctuations related to the recent United Kingdom vote to exit the European Union on our pound-denominated cloud revenue in the United Kingdom. During the remainder of 2016, we expect to continue to invest in our SaaS offerings and expand the geographic availability of these offerings.
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
During the second quarter of 2016, we acquired a provider of enterprise messaging-based team communication and collaboration software applications. We expect to integrate the application into our SaaS offerings to allow our customers to integrate popular enterprise cloud applications with contextual intelligence and real-time unified communications services provided by BroadSoft UC-One. This acquisition enables us to continue to expand Project Tempo’s goal of increased collaboration and working across all devices at any time.
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
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended June 30, 2016 include:

•	Total revenue increased by $17.2 million or 27%, to $81.7 million, compared to $64.5 million for the quarter ended June 30, 2015;

•	Gross profit was $59.2 million, or 72% of revenue, compared to $44.3 million, or 69% of revenue, for the quarter ended June 30, 2015;

•	Income from operations was $0.6 million, compared to loss from operations of $4.9 million for the quarter ended June 30, 2015;

•	Net loss was $2.9 million, compared to $5.3 million for the quarter ended June 30, 2015;

•	Net loss per diluted share was $0.10, compared to $0.18 for the quarter ended June 30, 2015;

•	Billings (revenue plus net change in deferred revenue) increased by 22% to $86.3 million, compared to $70.8 million for the quarter ended June 30, 2015;

•	Deferred revenue increased by $4.6 million, compared to an increase of $6.4 million for the quarter ended June 30, 2015; and

•	Cash provided by operating activities was $13.6 million, compared to $9.6 million for the quarter ended June 30, 2015.
Some of our key non-GAAP financial highlights for the quarter ended June 30, 2016 include:

•	Non-GAAP gross profit increased to $63.0 million, or 77% of revenue, compared to $48.1 million, or 75% of revenue, for the quarter ended June 30, 2015;

•	Non-GAAP income from operations increased to $15.9 million, or 19% of revenue, compared to $10.5 million, or 16% of revenue, for the quarter ended June 30, 2015;

•	Non-GAAP net income increased to $15.0 million, or 18% of revenue, compared to $9.7 million, or 15% of revenue, for the quarter ended June 30, 2015; and

•	Non-GAAP net income per diluted share increased to $0.49 per common share, compared to $0.32 per common share for the quarter ended June 30, 2015.

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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of June 30, 2016, our deferred license software revenue balance was $26.8 million, the current portion of which was $25.9 million.
Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and from subscriptions related to our delivery of SaaS services.
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
With respect to our SaaS subscriptions, we are paid a recurring fee typically calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly or annually in advance based on the terms of the arrangement and the usage fee is billed one month in arrears.
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of June 30, 2016, our deferred subscription and maintenance support revenue balance was $60.4 million, the current portion of which was $55.5 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of June 30, 2016, our deferred professional services and other revenue balance was $20.1 million, the current portion of which was $19.3 million.
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

•
Cost of subscription and maintenance support revenue. Cost of subscription and maintenance support revenue consists primarily of personnel-related expenses and other direct costs associated with support and maintenance obligations to our customers who have licensed our software and SaaS offerings, including maintenance and support expenses due to our use of third party software, amortization of acquired intangibles and operating and depreciation expenses associated with the delivery of SaaS offerings.

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

Billings (Revenue Plus Net Change in Deferred Revenue)
We believe billings, which we calculate as revenue plus the net change in our deferred revenue balance for a particular period, is a key measure of our sales activity for that period.
Billings are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning of period deferred revenue balance	$102,725	$101,367	$111,054	$101,456
End of period deferred revenue balance	107,305	107,726	107,305	107,726
Increase (decrease) in deferred revenue	4,580	6,359	(3,749)	6,270
Revenue	81,721	64,484	154,857	120,155
Billings	$86,301	$70,843	$151,108	$126,425
Operating Expenses

We grew our total headcount to 1,461 employees at June 30, 2016 from 1,247 employees at December 31, 2015, and we expect to continue hiring additional employees to support our anticipated growth.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. The fair value of awards with a performance condition is recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the three months ended June 30, 2016 and 2015, we recorded stock-based compensation expense of $13.6 million and $13.8 million, respectively, and for the six months ended June 30, 2016 and 2015, we recorded stock-based compensation expense of $24.3 million and $21.2 million, respectively.
Based on stock-based awards outstanding as of June 30, 2016, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $84.7 million over a weighted average period of approximately 2.11 years.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases: Topic 842 ("ASU 2016-02"), which provides updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual period, with early adoption permitted. We are evaluating the impact of adopting this new standard on our financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"), which provides updated guidance on several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We are evaluating the impact of adopting this new standard on our financial statements.
Results of Operations
Comparison of the Three Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$33,597	41%	$30,091	47%	$3,506	12%
Subscription and maintenance support	36,800	45	27,026	42	9,774	36
Professional services and other	11,324	14	7,367	11	3,957	54
Total revenue	$81,721	100%	$64,484	100%	$17,237	27%

Revenue by Geography:
North America	$45,668	56%	$43,140	67%	$2,528	6%
EMEA	24,634	30	15,965	25	8,669	54
Emerging Markets	11,419	14	5,379	8	6,040	112
Total revenue	$81,721	100%	$64,484	100%	$17,237	27%
Total revenue for the three months ended June 30, 2016 increased by 27%, or $17.2 million, to $81.7 million as compared to the same period in 2015. This growth was driven by a 12% increase in license software revenue, a 36% increase in subscription and maintenance support revenue and a 54% increase in professional services and other revenue. Deferred revenue increased by $4.6 million for the three months ended June 30, 2016, compared to an increase of $6.4 million for the same period in 2015.
North America revenue for the three months ended June 30, 2016 increased by 6%, or $2.5 million, to $45.7 million as compared to the same period in 2015. The increase in North America revenue for the three months ended June 30, 2016 was due to an increase in subscription and maintenance support revenue, partially offset by decreases in license software revenue and professional services and other revenue.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended June 30, 2016 increased 54%, or $8.7 million, to $24.6 million as compared to the same period in 2015. The increase in EMEA revenue for the three months ended June 30, 2016 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
Asia Pacific, Caribbean and Latin America, or Emerging Markets, revenue for the three months ended June 30, 2016 increased by 112%, or $6.0 million, to $11.4 million compared to the same period in 2015. The increase in Emerging Markets revenue for the three months ended June 30, 2016 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
License Software
License software revenue for the three months ended June 30, 2016 increased by 12%, or $3.5 million, to $33.6 million, compared to the same period in 2015. The increase in license software revenue for the three months ended June 30, 2016 reflects an increase in license software revenue in EMEA and Emerging Markets, partially offset by a decrease in North America. Deferred license software revenue decreased by $1.1 million for the three months ended June 30, 2016, compared to an increase of $1.8 million for the same period in 2015.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended June 30, 2016 increased by 36%, or $9.8 million, to $36.8 million, compared to the same period in 2015. The increase in subscription and maintenance support revenue for the three months ended June 30, 2016 was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchased maintenance support. Our SaaS subscription revenue for the three months ended June 30, 2016 increased by $4.3 million to $12.8 million, compared to the same period in 2015. Deferred subscription and maintenance support revenue increased by $2.9 million for the three months ended June 30, 2016, compared to an increase of $2.7 million for the same period in 2015.
Professional Services and Other
Professional services and other revenue for the three months ended June 30, 2016 increased by 54%, or $4.0 million, to $11.3 million, compared to the same period in 2015. The increase in professional services and other revenue for the three months ended June 30, 2016 was primarily due to increased professional services activity, including contributions from recent acquisitions. Deferred professional services and other revenue increased by $2.7 million for the three months ended June 30, 2016, compared to an increase of $1.8 million for the same period in 2015.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$2,169	6%	$2,869	10%	$(700)	(24)%
Subscription and maintenance support	11,456	31	10,227	38	1,229	12
Professional services and other	8,921	79	7,125	97	1,796	25
Total cost of revenue	$22,546	28%	$20,221	31%	$2,325	11%
Gross Profit:
License software	$31,428	94%	$27,222	90%	$4,206	15%
Subscription and maintenance support	25,344	69	16,799	62	8,545	51
Professional services and other	2,403	21	242	3	2,161	893
Total gross profit	$59,175	72%	$44,263	69%	$14,912	34%

For the three months ended June 30, 2016, our gross margin increased to 72% of revenue as compared to 69% for the same period in 2015, and our gross profit increased by 34%, or $14.9 million, to $59.2 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the three months ended June 30, 2016, license software gross margin increased to 94% as compared to 90% for the same period in 2015 and license software gross profit increased by 15% to $31.4 million. License software cost of revenue decreased by 24%, or $0.7 million, to $2.2 million for the three months ended June 30, 2016, compared to the same period in 2015. The decrease in license software cost of revenue was primarily related to a $0.4 million decrease in personnel-related costs and a decrease of $0.2 million in equipment and software expenses. The increase in license software gross profit was driven by revenue growth and decrease in license software cost of revenue.
For the three months ended June 30, 2016, subscription and maintenance support gross margin increased to 69% as compared to 62% for the same period in 2015 and subscription and maintenance support gross profit increased by 51% to $25.3 million. Subscription and maintenance support cost of revenue increased by 12%, or $1.2 million, to $11.5 million for the three months ended June 30, 2016, compared to the same period in 2015. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offering, along with the impact of recent acquisitions. The increase was primarily due to a $0.9 million increase in operational costs associated with hosting our SaaS offerings, along with a $0.2 million increase in personnel-related costs. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the three months ended June 30, 2016, professional services and other gross margin increased to 21% as compared to 3% for the same period in 2015 and professional services and other gross profit increased by 893% to $2.4 million. Professional services and other cost of revenue increased by 25%, or $1.8 million, to $8.9 million for the three months ended June 30, 2016, compared to the same period in 2015. The increase in professional services and other cost of revenue was primarily due to a $2.4 million increase in personnel-related costs, which includes the impact of recent acquisitions. The increase was partially offset by a $0.4 million decrease in hardware expenses and a $0.4 million decrease in consulting expenses. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$25,951	32%	$21,567	33%	$4,384	20%
Research and development	20,068	25	16,266	25	3,802	23
General and administrative	12,603	15	11,306	18	1,297	11
Total operating expenses	$58,622	72%	$49,139	76%	$9,483	19%
Sales and Marketing. Sales and marketing expense increased by 20%, or $4.4 million, to $26.0 million for the three months ended June 30, 2016, compared to the same period in 2015. This increase was primarily due to a $3.7 million increase in personnel-related costs, a $0.5 million increase in travel costs and a $0.3 million increase in equipment and software expenses.
Research and Development. Research and development expense increased by 23%, or $3.8 million, to $20.1 million for the three months ended June 30, 2016, compared to the same period in 2015. This increase was primarily due to a $3.1 million increase in personnel-related costs and a $0.4 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 11%, or $1.3 million, to $12.6 million for the three months ended June 30, 2016, compared to the same period in 2015. This increase was primarily due to a $1.1 million increase in personnel-related costs.
Income (loss) from Operations
We had income from operations of $0.6 million for the three months ended June 30, 2016, as compared to loss from operations of $4.9 million for the same period in 2015.

Other Expense

	Three Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$3,926	5%	$2,027	3%	$1,899	94%
Interest income	(664)	(1)	(282)	*	(382)	135
Other, net	185	*	(484)	(1)	669	(138)
Total other expense, net	$3,447	4%	$1,261	2%	$2,186	173%

*	Less than 1%
Other expense, net for the three months ended June 30, 2016 increased by $2.2 million compared to the same period in 2015. The increase in total other expenses was due to a $2.0 million increase in foreign currency translation losses related to the revaluation of foreign currency denominated trade receivables and the interest expense of $2.6 million related to the 2022 Notes, partially offset by the decrease in interest expense of $0.7 million related to the 2018 Notes and the increase in interest income of $0.4 million related to our investments.
Provision for (benefit from) Income Taxes
Provision for income taxes was immaterial for the three months ended June 30, 2016, compared to a benefit from income taxes of $0.8 million for the same period in 2015. The decrease in our tax benefit is due primarily to decrease in research and development credits and an increase in our valuation allowance for certain foreign jurisdictions, as well as changes in the projected mix of earnings among jurisdictions.
Comparison of the Six Months Ended June 30, 2016 and 2015
Revenue

	Six Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$64,506	42%	$53,027	44%	$11,479	22%
Subscription and maintenance support	69,839	45	52,435	44	17,404	33
Professional services and other	20,512	13	14,693	12	5,819	40
Total revenue	$154,857	100%	$120,155	100%	$34,702	29%

Revenue by Geography:
North America	$85,849	55%	$74,291	62%	$11,558	16%
EMEA	44,469	29	31,569	26	12,900	41
Emerging Markets	24,539	16	14,295	12	10,244	72
Total revenue	$154,857	100%	$120,155	100%	$34,702	29%
Total revenue for the six months ended June 30, 2016 increased by 29%, or $34.7 million, to $154.9 million as compared to the same period in 2015. This growth was driven by a 22% increase in license software revenue, a 33% increase in subscription and maintenance support revenue and a 40% increase in professional services and other revenue. Deferred revenue decreased by $3.7 million for the six months ended June 30, 2016, compared to an increase of $6.3 million for the same period in 2015.

North America revenue for the six months ended June 30, 2016 increased by 16%, or $11.6 million, to $85.8 million as compared to the same period in 2015. The increase in North America revenue for the six months ended June 30, 2016 was primarily due to an increase in subscription and maintenance support revenue, along with increases in license software revenue and professional services and other revenue.
EMEA revenue for the six months ended June 30, 2016 increased 41%, or $12.9 million, to $44.5 million as compared to the same period in 2015. The increase in EMEA revenue for the six months ended June 30, 2016 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
Emerging Markets revenue for the six months ended June 30, 2016 increased by 72%, or $10.2 million, to $24.5 million compared to the same period in 2015. The increase in Emerging Markets revenue for the six months ended June 30, 2016 was primarily due to an increase in license software revenue and subscription and maintenance support revenue.
License Software
License software revenue for the six months ended June 30, 2016 increased by 22%, or $11.5 million, to $64.5 million, compared to the same period in 2015. The increase in license software revenue for the six months ended June 30, 2016 reflects an increase in license software revenue in the North America, EMEA and Emerging Markets. Deferred license software revenue decreased by $6.4 million for the six months ended June 30, 2016, compared to an increase of $6.1 million for the same period in 2015.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the six months ended June 30, 2016 increased by 33%, or $17.4 million, to $69.8 million, compared to the same period in 2015. The increase in subscription and maintenance support revenue for the six months ended June 30, 2016 was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchased maintenance support. Our SaaS subscription revenue for the six months ended June 30, 2016 increased by $8.1 million to $24.8 million, compared to the same period in 2015. Deferred subscription and maintenance support revenue decreased by $1.0 million for the six months ended June 30, 2016, compared to an increase of $1.2 million for the same period in 2015.
Professional Services and Other
Professional services and other revenue for the six months ended June 30, 2016 increased by 40%, or $5.8 million, to $20.5 million, compared to the same period in 2015. The increase in professional services and other revenue for the six months ended June 30, 2016 was primarily due to increased professional services activity, including contributions from recent acquisitions. Deferred professional services and other revenue increased by $3.7 million for the six months ended June 30, 2016, compared to a decrease of $1.0 million for the same period in 2015.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$3,898	6%	$5,540	10%	$(1,642)	(30)%
Subscription and maintenance support	22,166	32	19,171	37	2,995	16
Professional services and other	17,280	84	11,520	78	5,760	50
Total cost of revenue	$43,344	28%	$36,231	30%	$7,113	20%
Gross Profit:
License software	$60,608	94%	$47,487	90%	$13,121	28%
Subscription and maintenance support	47,673	68	33,264	63	14,409	43
Professional services and other	3,232	16	3,173	22	59	2
Total gross profit	$111,513	72%	$83,924	70%	$27,589	33%

For the six months ended June 30, 2016, our gross margin increased to 72% of revenue as compared to 70% for the same period in 2015, and our gross profit increased by 33%, or $27.6 million, to $111.5 million. The total gross profit increase was primarily due to growth in revenue relative to cost of revenue.
For the six months ended June 30, 2016, license software gross margin increased to 94% as compared to 90% for the same period in 2015 and license software gross profit increased by 28% to $60.6 million. License software cost of revenue decreased by 30%, or $1.6 million, to $3.9 million for the six months ended June 30, 2016, compared to the same period in 2015. The decrease in license software cost of revenue was primarily due to a $0.9 million decrease in personnel-related costs, a $0.4 million decrease in equipment and software expenses and a $0.2 million decrease in amortization of acquired intangible assets. The increase in license software gross profit was driven by higher revenue growth and a decrease in license software cost of revenue.
For the six months ended June 30, 2016, subscription and maintenance support gross margin increased to 68% as compared to 63% the same period in 2015 and subscription and maintenance support gross profit increased by 43% to $47.7 million. Subscription and maintenance support cost of revenue increased by 16%, or $3.0 million, to $22.2 million for the six months ended June 30, 2016, compared to the same period in 2015. The increase in subscription and maintenance support cost of revenue was primarily related to our continued investment in our product offerings, primarily our BroadCloud offering, along with the impact of recent acquisitions. The increase was primarily due to a $0.7 million increase in personnel-related costs and a $2.4 million increase in operational costs associated with hosting our SaaS offerings. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the six months ended June 30, 2016, professional services and other gross margin decreased to 16% as compared to 22% for the same period in 2015 and professional services and other gross profit increased by 2% to $3.2 million. Professional services and other cost of revenue increased by 50%, or $5.8 million, to $17.3 million for the six months ended June 30, 2016, compared to the same period in 2015. The increase in professional services and other cost of revenue was primarily due to a $5.7 million increase in personnel-related costs, which includes the impact of recent acquisitions, and a $0.3 million increase in amortization of acquired intangible assets, partially offset by a $0.7 million decrease in consulting expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Six Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$49,274	32%	$39,114	33%	$10,160	26%
Research and development	38,189	25	30,550	25	7,639	25
General and administrative	23,916	15	20,411	17	3,505	17
Total operating expenses	$111,379	72%	$90,075	75%	$21,304	24%
Sales and Marketing. Sales and marketing expense increased by 26%, or $10.2 million to $49.3 million for the six months ended June 30, 2016, compared to the same period in 2015. The increase was primarily due to a $7.9 million increase in personnel-related costs, a $1.0 million increase in travel costs, a $0.4 million increase in equipment and software expenses and a $0.3 million increase in recruiting and training expenses.
Research and Development. Research and development expense increased by 25%, or $7.6 million to $38.2 million for the six months ended June 30, 2016, compared to the same period in 2015. This increase was primarily due to a $6.4 million increase in personnel-related costs and a $0.4 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 17%, or $3.5 million, to $23.9 million for the six months ended June 30, 2016, compared to the same period in 2015. This increase was primarily due to a $2.5 million increase in personnel-related costs and a $0.4 million increase in third party legal, accounting and consulting expenses.

Income (loss) from Operations
We had income from operations of $0.1 million for the six months ended June 30, 2016, as compared to loss from operations of $6.2 million for the same period in 2015.
Other Expense

	Six Months Ended June 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$7,779	5%	$4,016	3%	$3,763	94%
Interest income	(1,267)	(1)	(496)	*	(771)	155
Other, net	(326)	*	1,223	1	(1,549)	(127)
Total other expense, net	$6,186	4%	$4,743	4%	$1,443	30%

*	Less than 1%
Other expense, net for the six months ended June 30, 2016 increased by $1.4 million compared to the same period in 2015. The increase in total other expenses was due to interest expense of $5.3 million related to the 2022 Notes, partially offset by the decrease in interest expense of $1.5 million related to the 2018 Notes and an increase in interest income of $0.8 million related to our investments.
Benefit From Income Taxes
Benefit from income tax was $1.6 million for the six months ended June 30, 2016, compared to $2.7 million for the same period in 2015. The decrease in our tax benefit is due primarily to changes in the the projected mix of earnings among jurisdictions and an increase in the valuation allowance due to losses in foreign jurisdictions that are not benefited. In addition, our results for the six months ended June 30, 2015 do not include benefits from U.S. research and development tax credits due to the expiration of the statute as of December 31, 2014.
Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands).

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$138,520	$175,857
Accounts receivable, net	105,775	108,113
Working capital	252,386	234,506

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$32,689	$13,665
Investing activities	(72,802)	(33,822)
Financing activities	3,230	(1,889)
Our cash and cash equivalents at June 30, 2016 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes.
Operating Activities
For the six months ended June 30, 2016, net cash provided by operating activities was $32.7 million, compared to $13.7 million for the same period in 2015. The increase in net cash provided by operating activities was primarily related to a $6.4 million increase from the net change in other current and long-term assets and liabilities, a $8.8 million increase due to the aggregate change in non-cash items and a decrease in net loss of $3.8 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the six months ended June 30, 2016, net cash used in investing activities was $72.8 million, compared to $33.8 million for the same period in 2015. This increase in net cash used in investing activities was attributable to a $36.0 million increase in net purchases of marketable securities and a $3.7 million increase in payments for acquisitions, partially offset by a $0.7 million decrease in capital expenditures for property and equipment, compared to the same period in 2015.
Financing Activities
For the six months ended June 30, 2016, net cash provided by financing activities was $3.2 million, compared to net cash used in financing activities of $1.9 million for the same period in 2015. Net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options of $9.7 million and tax windfall benefits from stock options exercised of $1.5 million, partially offset by taxes paid on the vesting of restricted stock units of $8.0 million.
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
2018 Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of the 2018 Notes, with net proceeds of $116 million. The 2018 Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted. Concurrently with the issuance of the 2022 Notes, we repurchased an aggregate of $50.9 million principal amount in outstanding 2018 Notes. We have not repurchased any additional outstanding 2018 Notes.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of June 30, 2016 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	After 2020
Convertible senior notes, including interest *	$285,510	$1,525	$74,685	$4,025	$205,275
Operating lease obligations	22,737	2,656	9,807	4,767	5,507
Total	$308,247	$4,181	$84,492	$8,792	$210,782

*
Contractual interest obligations related to the convertible senior notes totaled $15.1 million at June 30, 2016, including $1.5 million, $5.6 million, $4.0 million and $4.0 million due in the years 2016, 2017-2018, 2019-2020 and after 2020, respectively.

As of June 30, 2016, we had gross unrecognized tax benefits of $3.0 million, including interest and penalties of $0.4 million. We do not expect to recognize any of these benefits in 2016. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Non-GAAP Financial Measures
In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of certain non-cash expenses, such as stock-based compensation expense, amortization of acquired intangibles expense, non-cash interest expense on our convertible senior notes and non-cash tax benefit or expense included in our tax provision, so management and investors can compare our core business operating results over multiple periods. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for results reported in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses.
The presentation of non-GAAP net income, non-GAAP net income per share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating expenses and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “cost of revenue,” “gross profit,” “income from operations,” "operating expenses" or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations," "non-GAAP operating expenses" and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” “non-GAAP gross profit,” “non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$2,169	$2,869	$3,898	$5,540
(percent of related revenue)	6%	10%	6%	10%
Less:
Stock-based compensation expense	168	374	326	537
Amortization of acquired intangible assets	335	419	669	868
Non-GAAP license cost of revenue	$1,666	$2,076	$2,903	$4,135
(percent of related revenue)	5%	7%	5%	8%

GAAP subscription and maintenance support cost of revenue	$11,456	$10,227	$22,166	$19,171
(percent of related revenue)	31%	38%	32%	37%
Less:
Stock-based compensation expense	833	1,114	1,486	1,721
Amortization of acquired intangible assets	1,183	1,056	2,235	2,111
Non-GAAP subscription and maintenance support cost of revenue	$9,440	$8,057	$18,445	$15,339
(percent of related revenue)	26%	30%	26%	29%

GAAP professional services and other cost of revenue	$8,921	$7,125	$17,280	$11,520
(percent of related revenue)	79%	97%	84%	78%
Less:
Stock-based compensation expense	1,170	859	2,081	1,128
Amortization of acquired intangible assets	175	58	350	58
Non-GAAP professional services and other cost of revenue	$7,576	$6,208	$14,849	$10,334
(percent of related revenue)	67%	84%	72%	70%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$59,175	$44,263	$111,513	$83,924
(percent of total revenue)	72%	69%	72%	70%
Plus:
Stock-based compensation expense	2,171	2,347	3,893	3,386
Amortization of acquired intangible assets	1,693	1,533	3,254	3,037
Non-GAAP gross profit	$63,039	$48,143	$118,660	$90,347
(percent of total revenue)	77%	75%	77%	75%

GAAP license gross profit	$31,428	$27,222	$60,608	$47,487
(percent of related revenue)	94%	90%	94%	90%
Plus:
Stock-based compensation expense	168	374	326	537
Amortization of acquired intangible assets	335	419	669	868
Non-GAAP license gross profit	$31,931	$28,015	$61,603	$48,892
(percent of related revenue)	95%	93%	95%	92%

GAAP subscription and maintenance support gross profit	$25,344	$16,799	$47,673	$33,264
(percent of related revenue)	69%	62%	68%	63%
Plus:
Stock-based compensation expense	833	1,114	1,486	1,721
Amortization of acquired intangible assets	1,183	1,056	2,235	2,111
Non-GAAP subscription and maintenance support gross profit	$27,360	$18,969	$51,394	$37,096
(percent of related revenue)	74%	70%	74%	71%

GAAP professional services and other gross profit (loss)	$2,403	$242	$3,232	$3,173
(percent of related revenue)	21%	3%	16%	22%
Plus:
Stock-based compensation expense	1,170	859	2,081	1,128
Amortization of acquired intangible assets	175	58	350	58
Non-GAAP professional services and other gross profit	$3,748	$1,159	$5,663	$4,359
(percent of related revenue)	33%	16%	28%	30%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Non-GAAP income from operations:
GAAP loss from operations	$553	$(4,876)	$134	$(6,151)
(percent of total revenue)	1%	(8)%	—%	(5)%
Plus:
Stock-based compensation expense	13,612	13,794	24,286	21,230
Amortization of acquired intangible assets	1,693	1,533	3,254	3,037
Non-GAAP income from operations	$15,858	$10,451	$27,674	$18,116
(percent of total revenue)	19%	16%	18%	15%

GAAP operating expense	$58,622	$49,139	$111,379	$90,075
(percent of total revenue)	72%	76%	72%	75%
Less:
Stock-based compensation expense	11,441	11,447	20,393	17,844
Non-GAAP operating expense	$47,181	$37,692	$90,986	$72,231
(percent of total revenue)	58%	58%	59%	60%

GAAP sales and marketing expense	$25,951	$21,567	$49,274	$39,114
(percent of total revenue)	32%	33%	32%	33%
Less:
Stock-based compensation expense	4,792	4,818	8,348	7,236
Non-GAAP sales and marketing expense	$21,159	$16,749	$40,926	$31,878
(percent of total revenue)	26%	26%	26%	27%

GAAP research and development expense	$20,068	$16,266	$38,189	$30,550
(percent of total revenue)	25%	25%	25%	25%
Less:
Stock-based compensation expense	4,020	4,067	7,165	6,505
Non-GAAP research and development expense	$16,048	$12,199	$31,024	$24,045
(percent of total revenue)	20%	19%	20%	20%

GAAP general and administrative expense	$12,603	$11,306	$23,916	$20,411
(percent of total revenue)	15%	18%	15%	17%
Less:
Stock-based compensation expense	2,629	2,562	4,880	4,103
Non-GAAP general and administrative expense	$9,974	$8,744	$19,036	$16,308
(percent of total revenue)	12%	14%	12%	14%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(2,895)	$(5,288)	$(4,404)	$(8,193)
(percent of total revenue)	(4)%	(8)%	(3)%	(7)%
Adjusted for:
Stock-based compensation expense	13,612	13,794	24,286	21,230
Amortization of acquired intangible assets	1,693	1,533	3,254	3,037
Non-cash interest expense on our convertible senior notes	3,144	1,576	6,231	3,116
Foreign currency transaction losses (gains)	185	(484)	(326)	1,223
Non-cash tax benefit	(786)	(1,406)	(3,018)	(3,409)
Non-GAAP net income	$14,953	$9,725	$26,023	$17,004
(percent of total revenue)	18%	15%	17%	14%

GAAP net loss per basic common share	$(0.10)	$(0.18)	$(0.15)	$(0.28)
Adjusted for:
Stock-based compensation expense	0.46	0.47	0.83	0.73
Amortization of acquired intangible assets	0.06	0.05	0.11	0.10
Non-cash interest expense on our convertible senior notes	0.11	0.05	0.21	0.11
Foreign currency transaction losses (gains)	0.01	(0.02)	(0.01)	0.04
Non-cash tax benefit	(0.03)	(0.05)	(0.10)	(0.12)
Non-GAAP net income per basic common share	$0.51	$0.33	$0.89	$0.58

GAAP net loss per diluted common share	$(0.10)	$(0.18)	$(0.15)	$(0.28)
Adjusted for:
Stock-based compensation expense	0.44	0.46	0.81	0.71
Amortization of acquired intangible assets	0.06	0.05	0.11	0.10
Non-cash interest expense on our convertible senior notes	0.10	0.05	0.21	0.10
Foreign currency transaction losses (gains)	0.01	(0.02)	(0.01)	0.04
Non-cash tax benefit	(0.03)	(0.05)	(0.10)	(0.11)
Non-GAAP net income per diluted common share	$0.49	$0.32	$0.87	$0.57

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At June 30, 2016, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however, we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. In particular, invoicing for our SaaS offerings are denominated in local currencies, which expose us to foreign currency exchange risk, and we expect this risk to increase as SaaS revenue grows as a proportion of our total revenue. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, Canada and India. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk will likely become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at June 30, 2016, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $2.0 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
James A. Tholen Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 1, 2016