Form 10-Q
period 2016-09-30
BROADSOFT, INC.
filed 2016-10-31
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
(301) 977-9440
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on October 27, 2016, was 30,143,503.

BroadSoft, Inc.
FORM 10-Q

PART I. Financial Information

ITEM 1.	Financial Statements
BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$100,047	$175,857
Short-term investments	149,354	72,531
Accounts receivable, net of allowance for doubtful accounts of $207 and $85 at September 30, 2016 and December 31, 2015, respectively	104,521	108,113
Other current assets	15,650	13,155
Total current assets	369,572	369,656
Long-term assets:
Property and equipment, net	19,948	19,481
Long-term investments	117,807	102,385
Intangible assets, net	21,805	18,835
Goodwill	79,710	72,275
Deferred tax assets	10,917	1,661
Other long-term assets	7,397	8,081
Total long-term assets	257,584	222,718
Total assets	$627,156	$592,374
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable and accrued expenses	$32,102	$28,667
Deferred revenue, current	96,034	106,483
Total current liabilities	128,136	135,150
Convertible senior notes	197,759	188,331
Deferred revenue	6,015	4,571
Other long-term liabilities	6,078	7,289
Total liabilities	337,988	335,341
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; 30,069,633 and 29,080,197 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	301	291
Additional paid-in capital	372,201	333,153
Accumulated other comprehensive loss	(17,009)	(13,810)
Accumulated deficit	(66,325)	(62,601)
Total stockholders’ equity	289,168	257,033
Total liabilities and stockholders’ equity	$627,156	$592,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue:
License software	$31,486	$31,343	$95,992	$84,370
Subscription and maintenance support	36,509	29,828	106,348	82,263
Professional services and other	16,127	7,926	36,639	22,619
Total revenue	84,122	69,097	238,979	189,252
Cost of revenue:
License software	1,799	2,444	5,697	7,984
Subscription and maintenance support	11,894	9,787	34,060	28,958
Professional services and other	10,060	9,429	27,340	20,949
Total cost of revenue	23,753	21,660	67,097	57,891
Gross profit	60,369	47,437	171,882	131,361
Operating expenses:
Sales and marketing	26,112	20,738	75,386	59,852
Research and development	19,931	14,974	58,120	45,524
General and administrative	12,759	10,955	36,675	31,366
Total operating expenses	58,802	46,667	170,181	136,742
Income (loss) from operations	1,567	770	1,701	(5,381)
Other expense:
Interest expense	3,959	2,848	11,738	6,864
Interest income	(683)	(323)	(1,950)	(819)
Other, net	(207)	4,089	(533)	5,312
Total other expense, net	3,069	6,614	9,255	11,357
Loss before income taxes	(1,502)	(5,844)	(7,554)	(16,738)
Benefit from income taxes	(897)	(2,593)	(2,545)	(5,294)
Net loss	$(605)	$(3,251)	$(5,009)	$(11,444)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.11)	$(0.17)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	29,878	29,322	29,491	29,182
Stock-based compensation expense included above:
Cost of revenue	$2,225	$1,901	$6,118	$5,287
Sales and marketing	4,973	2,812	13,321	10,048
Research and development	4,249	2,428	11,414	8,933
General and administrative	2,574	2,016	7,454	6,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(605)	$(3,251)	$(5,009)	$(11,444)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(637)	(1,133)	(4,171)	(3,118)
Unrealized gain (loss) on investments	(172)	112	972	155
Total other comprehensive loss, net of tax	(809)	(1,021)	(3,199)	(2,963)
Comprehensive loss	$(1,414)	$(4,272)	$(8,208)	$(14,407)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
Issuance of common stock for exercise of stock options and vesting of RSUs and PSUs, net of effect of withholding tax	828	990	10	818	—	—
Stock-based compensation expense	38,106	—	—	38,106	—	—
Tax windfall benefits on exercises of stock options	1,409	—	—	124	—	1,285
Foreign currency translation adjustment	(4,171)	—	—	—	(4,171)	—
Unrealized gain on investments	972	—	—	—	972	—
Net loss	(5,009)	—	—	—	—	(5,009)
Balance September 30, 2016	$289,168	30,070	$301	$372,201	$(17,009)	$(66,325)
Balance December 31, 2014	$212,961	28,943	$290	$258,169	$(7,712)	$(37,786)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercises and withholding tax	(4,539)	640	6	(4,545)	—	—
Repurchase of common stock	(25,002)	(791)	(8)	—		(24,994)
Equity component of 2022 convertible senior notes issuance, net of issuance costs	67,792	—	—	67,792	—	—
Equity component of 2018 convertible senior notes repurchase	(6,751)	—	—	(6,751)	—	—
Deferred tax liability related to convertible senior notes, net	(23,446)	—	—	(23,446)	—	—
Stock-based compensation expense	30,595	—	—	30,595	—	—
Tax shortfall on exercise of stock options	(753)	—	—	(753)	—	—
Foreign currency translation adjustment	(3,118)	—	—	—	(3,118)	—
Unrealized gain on investments	155	—	—	—	155	—
Net loss	(11,444)	—	—	—	—	(11,444)
Balance September 30, 2015	$236,450	28,792	$288	$321,061	$(10,675)	$(74,224)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,009)	$(11,444)
Adjustment to reconcile net loss income to net cash provided by operating activities:
Depreciation and amortization	13,293	11,844
Amortization of software licenses	2,423	2,614
Stock-based compensation expense	38,307	30,387
Provision for doubtful accounts	207	6
Benefit from deferred income taxes	(5,923)	(5,585)
Excess tax benefit related to stock-based compensation	(197)	(1,247)
Non-cash interest expense on convertible senior notes	9,428	5,441
Payment of original convertible senior notes issuance discount	—	(1,094)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,788	(18,005)
Other current and long-term assets	(3,493)	(6,718)
Accounts payable, accrued expenses and other long-term liabilities	3,049	4,324
Current and long-term deferred revenue	(9,133)	7,723
Net cash provided by operating activities	47,740	18,246
Cash flows from investing activities:
Additions to property and equipment	(10,377)	(10,813)
Payments for acquisitions, net of cash acquired	(21,427)	(17,733)
Purchases of marketable securities	(207,896)	(155,333)
Proceeds from sale of marketable securities	73,251	101,933
Proceeds from maturities of marketable securities	42,400	57,251
Net cash used in investing activities	(124,049)	(24,695)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,866	2,983
Taxes paid on vesting of RSUs	(13,038)	(7,522)
Excess tax benefit related to stock-based compensation	197	1,247
Repurchase of common stock	—	(25,002)
Proceeds from issuance of 2022 convertible senior notes, net of issuance costs	—	194,822
Repurchase of 2018 convertible senior notes	—	(48,601)
Net cash provided by financing activities	1,025	117,927
Effect of exchange rate changes on cash and cash equivalents	(526)	(1,184)
Net increase (decrease) in cash and cash equivalents	(75,810)	110,294
Cash and cash equivalents, beginning of period	175,857	101,543
Cash and cash equivalents, end of period	$100,047	$211,837
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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 29, 2016.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two adoption methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new standard on its financial statements and the method of adoption.
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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"), which provides updated guidance on several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this guidance on January 1, 2017 and is evaluating the impact of this guidance on its financial statements.
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

	September 30, 2016
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$43,405
Total cash equivalents		$43,405

U.S. agency notes	70 - 365 days	$59,706
Commercial paper	25 - 62 days	16,678
Corporate bonds	19 - 348 days	69,462
Asset-backed securities	199 days	3,508
Total short-term investments		$149,354

U.S. agency notes	380 - 562 days	$84,212
Corporate bonds	370 - 572 days	33,595
Total long-term investments		$117,807

The following table summarizes the Company's investments at September 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$143,893	$53	$(28)	$143,918
Commercial paper	16,678	—	—	16,678
Corporate bonds	102,901	186	(30)	103,057
Asset-backed securities	3,504	4	—	3,508
Total investments	$266,976	$243	$(58)	$267,161

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company's investments at December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$83,977	$—	$(334)	$83,643
Corporate bonds	91,537	2	(266)	91,273
Total investments	$175,514	$2	$(600)	$174,916
Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents*	$43,405	$43,405	$123,170	$123,170
Short and long-term investments	267,161	267,161	174,916	174,916
Total assets	$310,566	$310,566	$298,086	$298,086
* Excludes $56.6 million and $52.7 million of operating cash balances as of September 30, 2016 and December 31, 2015, respectively.
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

•
Level 2. Inputs valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data and include the Company’s investments and marketable securities in U.S. agency notes, commercial paper, corporate bonds and asset-backed securities; and

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

	September 30, 2016	Level 1	Level 2	Level 3
Money market funds	$43,405	$43,405	$—	$—
Total cash equivalents*	43,405	43,405	—	—
U.S. agency notes	143,918	—	143,918	—
Commercial paper	16,678	—	16,678	—
Corporate bonds	103,057	—	103,057	—
Asset-backed securities	3,508	—	3,508	—
Total investments	267,161	—	267,161	—
Total cash equivalents and investments	$310,566	$43,405	$267,161	$—

	December 31, 2015	Level 1	Level 2	Level 3
Money market funds	$123,170	$123,170	$—	$—
Total cash equivalents*	123,170	123,170	—	—
U.S. agency notes	83,643	—	83,643	—
Corporate bonds	91,273	—	91,273	—
Total investments	174,916	—	174,916	—
Total cash equivalents and investments	$298,086	$123,170	$174,916	$—
* Excludes $56.6 million and $52.7 million of operating cash balances as of September 30, 2016 and December 31, 2015, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the nine months ended September 30, 2016 and 2015, there were no assets or liabilities measured at fair value on a nonrecurring basis after initial recognition.
4. Acquisitions
Transera Communications, Inc.
On February 4, 2016, the Company completed its acquisition of all of the stock of Transera Communications, Inc. ("Transera"), which was renamed BroadSoft Contact Center, Inc. Transera provides cloud-based contact center software and the acquisition enables the Company to offer its customers a comprehensive cloud contact center solution that is complementary to, and integrates with, its BroadWorks and BroadCloud platform. The total consideration paid for Transera was $19.8 million, which was funded with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition, which costs are included in general and administrative expenses as incurred, in the Company’s condensed consolidated statements of operations.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of February 4, 2016 (in thousands):

Cash and cash equivalents	$365
Accounts receivable	1,623
Prepaid and other assets	285
Property and equipment	155
Deferred tax assets	3,495
Trade name	160
Customer relationships	4,100
Developed technology	3,050
Goodwill	7,826
Deferred revenue	(111)
Accounts payable and accrued expenses	(1,148)
Total consideration	$19,800
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
The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $7.8 million was recorded as goodwill. The goodwill balance is attributable to the assembled workforce and the synergies expected as a result of the acquisition. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is not deductible for tax purposes.
Pro Forma Financial Information for Acquisition of Transera (unaudited)
Transera contributed revenue of $5.7 million and a net loss of $2.8 million for the period from the date of acquisition to September 30, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$85,326	$71,597	$240,183	$196,388
Net loss	(179)	(3,909)	(4,693)	(12,677)
Net loss per share:
Basic	$(0.01)	$(0.13)	$(0.16)	$(0.43)
Diluted	$(0.01)	$(0.13)	$(0.16)	$(0.43)

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of December 31, 2015	$72,275
Increase in goodwill related to acquisitions	8,604
Other	(1,169)
Balance as of September 30, 2016	$79,710
The increase in goodwill related to acquisitions consists of $7.8 million of goodwill related to the acquisition of Transera in February 2016, $1.0 million of goodwill related to the acquisition of an enterprise messaging-based team communication and collaboration software application company in May 2016 and a $(0.2) million measurement period adjustment related to a cloud-based communications provider in Japan acquired in November 2015. Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.
6. Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
License software	$19,476	$33,200
Subscription and maintenance support	58,154	61,399
Professional services and other	24,419	16,455
Total	$102,049	$111,054

Current portion	$96,034	$106,483
Non-current portion	6,015	4,571
Total	$102,049	$111,054
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
Amortization expense related to this agreement was $0.9 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively and $2.3 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.
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
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of approximately $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of September 30, 2016, if the 2022 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date.
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
The fair value of the 2022 Notes as of September 30, 2016 and December 31, 2015 was $266.6 million and $221.1 million, respectively. The carrying amount of the equity component of the 2022 Notes was $61.6 million at September 30, 2016. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at September 30, 2016 were $3.6 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of approximately $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018 Notes were not convertible as of September 30, 2016, if the 2018 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date.
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
The fair value of the 2018 Notes as of September 30, 2016 and December 31, 2015 was $84.3 million and $75.3 million, respectively. The carrying amount of the equity component of the 2018 Notes was $7.0 million at September 30, 2016. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at September 30, 2016 were $0.4 million, which is being amortized as interest expense through the July 2018 maturity date of the 2018 Notes.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and the 2018 Notes (collectively, the "Notes") (in thousands):

	September 30, 2016	December 31, 2015
Convertible debt principal	$270,355	$270,355
Unamortized debt discount	(68,637)	(77,440)
Unamortized debt issuance costs	(3,959)	(4,584)
Net carrying amount of convertible debt	$197,759	$188,331

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$762	$523	$2,310	$1,423
Amortization of debt issuance costs	208	610	625	813
Accretion of debt discount	2,989	1,715	8,803	4,628
Net interest expense	$3,959	$2,848	$11,738	$6,864
The fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at September 30, 2016, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of September 30, 2016 were as follows (in thousands):

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
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2015 and 2016, 1,250,000 shares were added to the 2009 Plan. At September 30, 2016, the Company had 794,538 shares of common stock available for issuance under the 2009 Plan.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$2,009	$2,212	$6,156	$5,563
Restricted stock units	11,365	8,043	30,930	24,032
Performance stock units	647	(1,098)	1,221	792
Total recognized stock-based compensation expense	$14,021	$9,157	$38,307	$30,387
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2015	1,998,875	$29.48
Granted	483,450	35.66
Exercised	(428,424)	32.36
Forfeited	(130,530)	32.26
Expired	(10,373)	32.84
Balance, September 30, 2016	1,912,998	$30.18	7.36	$31,317

Vested and Exercisable, September 30, 2016	900,953	$27.27	5.69	$17,375
During the nine months ended September 30, 2016 and 2015, the Company granted stock options with a weighted-average grant date fair value of $16.14 and $15.73, respectively. For the nine months ended September 30, 2016 and 2015, the intrinsic value of stock options exercised was $4.3 million and $3.7 million, respectively, and cash received from stock options exercised was $13.9 million and $3.0 million, respectively.
At September 30, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options was $13.6 million, which is scheduled to be recognized over a weighted average period of 1.94 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at September 30, 2016, stock-based compensation expense will be different from expectations.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,512,022	$33.19
Granted	1,444,344	38.04
Vested	(803,246)	34.02
Forfeited	(93,703)	34.60
Balance, September 30, 2016	2,059,417	$36.23

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At September 30, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested RSUs was $61.0 million, which is scheduled to be recognized over a weighted average period of 1.97 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at September 30, 2016, stock-based compensation expense will be different from expectations.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	550,088	$26.87
Granted	—	—
Vested	(75,463)	32.96
Forfeited	(1,641)	23.72
Balance, September 30, 2016	472,984	$25.91

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
At September 30, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested PSUs was $0.2 million, which is scheduled to be recognized over a weighted average period of 0.66 years. To the extent the actual forfeiture rate or estimated financial performance conditions are different than what the Company has anticipated at September 30, 2016, stock-based compensation expense will be different from expectations.
Tax Benefits
In accordance with the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of September 30, 2016, the balance of the Company’s APIC pool related to tax windfall benefits from stock option exercises was $10.9 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $53.5 million and $50.4 million at September 30, 2016 and December 31, 2015, respectively.
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
11. Taxes
The Company’s provision for income taxes is determined using an estimate of its annual effective tax rate on a consolidated basis in accordance with the accounting guidance for income taxes. Where the Company has entities with losses and does not expect to realize the tax benefits in the foreseeable future, those entities are excluded from the effective tax rate calculation. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.
The effective tax rate was 33.7% and 31.6% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the effective tax rate differs from the computed U.S. statutory rate primarily due to nondeductible expenses related to stock-based compensation, other compensation items and losses from certain foreign jurisdictions with no associated tax benefit due to a full valuation allowance, partially offset by research and development and business credits. Included in the effective tax rate for the nine months ended September 30, 2016 is a discrete benefit of $2.1 million related to additional U.S. research and development credits claimed for the prior years.
As of September 30, 2016, the Company has not recorded a deferred tax liability for undistributed earnings of $10.8 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
Realization of the U.S. deferred tax asset is dependent on generating sufficient taxable income prior to expiration of these U.S. loss carryforwards.  During the prior years and currently, the Company experienced losses in its U.S. jurisdiction, driven largely by significant stock-based compensation expense recorded in those years. Although realization is not assured, management believes it is more-likely-than-not that the results of U.S. operations will generate sufficient taxable income to support the realization of the existing deferred tax asset and any excess stock-based compensation deduction carryforwards prior to the expiration of those losses. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net loss	$(605)	$(3,251)	$(5,009)	$(11,444)
Weighted average common shares outstanding, basic and diluted	29,878	29,322	29,491	29,182
Net loss per share, basic and diluted	$(0.02)	$(0.11)	$(0.17)	$(0.39)
Due to the settlement features of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes. The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the premium feature of the 2022 Notes convertible into 686,211 and 167,570 shares for the three and nine months ended September 30, 2016, respectively, and does not include the effect of the premium feature of the 2018 Notes convertible into 96,636 share for the three months ended September 30, 2016, as the effect would have been anti-dilutive given the Company's loss for these

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

periods. The average stock price did not exceed the conversion price for the 2022 Notes for the three and nine months ended September 30, 2015 or exceed the conversion price for the 2018 Notes for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 923,561 and 508,377 shares for the three months ended September 30, 2016 and 2015, respectively, and into 888,171 and 633,990 shares for the nine months ended September 30, 2016 and 2015, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards exercisable into 265,546 and 1,488,820 shares for the three months ended September 30, 2016 and 2015, respectively, and into 1,090,717 and 1,606,984 shares for the nine months ended September 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
The Company engages in business across three geographic regions: North America; Europe, Middle East and Africa ("EMEA"); and Asia Pacific, the Caribbean and Latin America ("Emerging Markets"). Revenue by geographic area is based on the location of the service provider. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
North America	$46,696	$40,028	$132,545	$114,319
EMEA	23,531	16,625	68,000	48,194
Emerging Markets	13,895	12,444	38,434	26,739
Total Revenues	$84,122	$69,097	$238,979	$189,252
North America includes $38.5 million and $36.9 million of United States revenue for each of the three months ended September 30, 2016 and 2015 and $119.4 million and $107.9 million for each of the nine months ended September 30, 2016 and 2015.

	September 30, 2016	December 31, 2015
Long-Lived Assets, net
North America	$20,671	$21,135
EMEA	2,742	5,008
Emerging Markets	3,704	1,171
Total Long-Lived Assets, net	$27,117	$27,314
North America includes $20.3 million and $20.9 million of United States long-lived assets as of September 30, 2016 and December 31, 2015.
14. Subsequent Events
On October 28, 2016, the Company completed its acquisition of all of the outstanding units of VoIP Logic, LLC, a wholesale provider of BroadWorks-based cloud communications services. This cloud offering will be added to the Company's BroadCloud portfolio and addresses the needs of service providers who want greater control of their platform and to maintain their own administrative systems. The total consideration paid for VoIP Logic was $13.4 million, funded with cash on hand. The Company has not yet allocated the purchase price to the acquired assets and liabilities.

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

We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Our service provider customers, who are located in more than 80 countries, are delivering services and have deployed over 13 million UC subscriber lines worldwide using our software. We count among our customers 25 of the top 30 telecommunications service providers globally, as measured by revenue for the year ended December 31, 2015.
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
The benefits of UC-One to enterprises and end users include:

•
Solution Breadth and Flexibility. UC-One is scalable and can be used by businesses of varying sizes, from very small businesses of two employees to the largest global enterprises with hundreds of thousands of employees in multiple locations. Capacity can be purchased as needed by enterprises in response to business and operational needs.

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
We believe that service providers are well-positioned to address these market demands. A number of our service provider customers have made significant investments in their IP-based and mobile networks and are already offering standard communications services such as broadband access and fixed and mobile calling plans. Many have a long track record of reliably delivering these business critical services. We believe that as UC solutions are increasingly being offered over fixed-
line and mobile networks, service providers can achieve significant competitive advantages in delivering such services over their networks. Further, we believe service providers have a significant incentive to offer UC services to their enterprise customers as competitive and regulatory pressures have commoditized their historical revenue streams.
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
We expect continued revenue growth from our UC solutions during the remainder of 2016, which growth we believe is largely driven by increased market acceptance of hosted UC offerings and our continued market leadership. We believe converged and mobile operators desire to deliver UC solutions to their enterprise customer base to grow revenue, reduce subscriber turnover, or churn, and raise average revenue per user. Our UC-One solutions, which are either delivered through our SaaS UC offerings or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access. In addition, we believe that mobile network centric UC offerings will become an increasingly important trend in the UC market, and we believe that our service provider customers are in a strong position to take advantage of this market trend. This year, major service provider customers of ours, such as Verizon Wireless, Rogers Communications and Vodafone Germany, have announced and are marketing such mobile centric offerings based on our BroadWorks platform.
During 2016, our SaaS offerings have been, and for the remainder of this year will continue to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose our SaaS offerings to accelerate their time to market and reduce their capital and implementation costs and that delivering innovative solutions to our customers will drive our revenue growth. While our SaaS business continues to grow, we do not expect the same pace of growth during the remainder of 2016. We expect this growth rate to decline, in part due to the effects of foreign currency exchange rate fluctuations related to the United Kingdom vote to exit the European Union on our pound-denominated cloud revenue in the United Kingdom. During the remainder of 2016, we expect to continue to invest in our SaaS offerings and expand the geographic availability of these offerings.
We are expanding our UC-One capabilities by enabling enterprises and people to be more flexible and dynamically communicate, interact and collaborate by helping them integrate their communication and collaborative tools. Our goal is to enable service providers to adopt UC-One as the centerpiece in what we have entitled "The Future of Work." As an example, we are adding team (or enterprise) messaging capabilities into our UC-One communications experience, increasing the collaboration and communications capabilities of our UC-One offerings. We expect that during the remainder of 2016, we will continue our strategic investments in these and other initiatives and in research and development of existing and new products, such as client and portal software, mobility and cloud-based services, and products acquired in connection with our acquisitions.
We believe that many of the largest carriers in the world are embarking on projects to ultimately transform most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. We think that we are well-positioned to meet such carrier demand for these transformation projects, especially with regard to our UC and UC for VoLTE offerings. We have achieved thus far this year, and expect to achieve during the remainder of 2016, significant positive revenue impact from these projects and believe transformation projects by certain of our largest service provider customers could drive significant growth for us over the next several years.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended September 30, 2016 include:

•	Total revenue increased by $15.0 million or 22%, to $84.1 million, compared to $69.1 million for the quarter ended September 30, 2015;

•	Gross profit was $60.4 million, or 72% of revenue, compared to $47.4 million, or 69% of revenue, for the quarter ended September 30, 2015;

•	Income from operations was $1.6 million, compared to $0.8 million for the quarter ended September 30, 2015;

•	Net loss was $0.6 million, compared to $3.3 million for the quarter ended September 30, 2015;

•	Net loss per diluted share was $0.02, compared to $0.11 for the quarter ended September 30, 2015;

•	Billings (revenue plus net change in deferred revenue) increased by 11% to $78.9 million, compared to $71.0 million for the quarter ended September 30, 2015;

•	Deferred revenue decreased by $5.3 million, compared to an increase of $2.0 million for the quarter ended September 30, 2015; and

•	Cash provided by operating activities was $15.1 million, compared to $4.6 million for the quarter ended September 30, 2015.
Some of our key non-GAAP financial highlights for the quarter ended September 30, 2016 include:

•	Non-GAAP gross profit increased to $64.3 million, or 76% of revenue, compared to $51.0 million, or 74% of revenue, for the quarter ended September 30, 2015;

•	Non-GAAP income from operations increased to $17.3 million, or 21% of revenue, compared to $11.5 million, or 17% of revenue, for the quarter ended September 30, 2015;

•	Non-GAAP net income increased to $16.4 million, or 19% of revenue, compared to $10.9 million, or 16% of revenue, for the quarter ended September 30, 2015; and

•	Non-GAAP net income per diluted share increased to $0.52 per common share, compared to $0.37 per common share for the quarter ended September 30, 2015.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of September 30, 2016, our deferred license software revenue balance was $19.5 million, the current portion of which was $19.3 million.
Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and from subscriptions related to our delivery of SaaS offering.
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

With respect to our SaaS subscriptions, we are paid a recurring fee typically calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly.
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of September 30, 2016, our deferred subscription and maintenance support revenue balance was $58.2 million, the current portion of which was $53.0 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of September 30, 2016, our deferred professional services and other revenue balance was $24.4 million, the current portion of which was $23.6 million.
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

Gross Profit
Gross profit is the calculation of total revenue minus cost of revenue. Our gross profit as a percentage of revenue, or gross margin, has been, and will continue to be, affected by a variety of factors, including:

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
Billings are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning of period deferred revenue balance	$107,305	$107,726	$111,054	$101,456
End of period deferred revenue balance	102,049	109,678	102,049	109,678
Increase (decrease) in deferred revenue	(5,256)	1,952	(9,005)	8,222
Revenue	84,122	69,097	238,979	189,252
Billings	$78,866	$71,049	$229,974	$197,474
Operating Expenses
We grew our total headcount to 1,522 employees at September 30, 2016 from 1,247 employees at December 31, 2015, and we expect to continue hiring additional employees to support our anticipated growth.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. The fair value of awards with a performance condition is recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the three months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $14.0 million and $9.2 million, respectively, and for the nine months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $38.3 million and $30.4 million, respectively.

Based on stock-based awards outstanding as of September 30, 2016, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $74.8 million over a weighted average period of approximately 1.96 years.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the impact of adopting this new standard on our financial statements and our method of adoption.
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
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"), which provides updated guidance on several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We expect to adopt this guidance on January 1, 2017 and we are evaluating the impact of this guidance on our financial statements.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$31,486	38%	$31,343	45%	$143	—%
Subscription and maintenance support	36,509	43%	29,828	43%	6,681	22%
Professional services and other	16,127	19%	7,926	12%	8,201	103%
Total revenue	$84,122	100%	$69,097	100%	$15,025	22%

Revenue by Geography:
North America	$46,696	56%	$40,028	58%	$6,668	17%
EMEA	23,531	28%	16,625	24%	6,906	42%
Emerging Markets	13,895	16%	12,444	18%	1,451	12%
Total revenue	$84,122	100%	$69,097	100%	$15,025	22%
Total revenue for the three months ended September 30, 2016 increased by 22%, or $15.0 million, to $84.1 million as compared to the same period in 2015. This growth was primarily driven by a 22% increase in subscription and maintenance support revenue and a 103% increase in professional services and other revenue. Deferred revenue decreased by $5.3 million for the three months ended September 30, 2016, compared to an increase of $2.0 million for the same period in 2015.
North America revenue for the three months ended September 30, 2016 increased by 17%, or $6.7 million, to $46.7 million as compared to the same period in 2015. The increase in North America revenue for the three months ended September 30, 2016 was due to an increase in subscription and maintenance support revenue and professional services and other revenue, partially offset by a decrease in license software revenue.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended September 30, 2016 increased 42%, or $6.9 million, to $23.5 million as compared to the same period in 2015. The increase in EMEA revenue for the three months ended September 30, 2016 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
Asia Pacific, the Caribbean and Latin America, or Emerging Markets, revenue for the three months ended September 30, 2016 increased by 12%, or $1.5 million, to $13.9 million compared to the same period in 2015. The increase in Emerging Markets revenue for the three months ended September 30, 2016 was due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
License Software
License software revenue for the three months ended September 30, 2016 increased by $0.1 million, to $31.5 million, compared to the same period in 2015. The increase in license software revenue for the three months ended September 30, 2016 reflects an increase in EMEA and Emerging Markets, partially offset by a decrease in license software revenue in North America. Deferred license software revenue decreased by $7.3 million for the three months ended September 30, 2016, compared to a decrease of $0.3 million for the same period in 2015.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended September 30, 2016 increased by 22%, or $6.7 million, to $36.5 million, compared to the same period in 2015. The increase in subscription and maintenance support revenue for the three months ended September 30, 2016 was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchased maintenance support. Our SaaS subscription revenue for the three months ended September 30, 2016 increased by $3.5 million to $12.7 million, compared to the same period in 2015. Deferred subscription and maintenance support revenue decreased by $2.2 million for the three months ended September 30, 2016, compared to a decrease of $4.4 million for the same period in 2015.
Professional Services and Other
Professional services and other revenue for the three months ended September 30, 2016 increased by 103%, or $8.2 million, to $16.1 million, compared to the same period in 2015. The increase in professional services and other revenue for the three months ended September 30, 2016 was primarily due to revenue recognized from several large projects as we've reached milestones for those projects, and also due to increased professional services activity. Deferred professional services and other revenue increased by $4.3 million for the three months ended September 30, 2016, compared to an increase of $6.6 million for the same period in 2015.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$1,799	6%	$2,444	8%	$(645)	(26)%
Subscription and maintenance support	11,894	33%	9,787	33%	2,107	22%
Professional services and other	10,060	62%	9,429	119%	631	7%
Total cost of revenue	$23,753	28%	$21,660	31%	$2,093	10%
Gross Profit:
License software	$29,687	94%	$28,899	92%	$788	3%
Subscription and maintenance support	24,615	67%	20,041	67%	4,574	23%
Professional services and other	6,067	38%	(1,503)	(19)%	7,570	504%
Total gross profit	$60,369	72%	$47,437	69%	$12,932	27%
For the three months ended September 30, 2016, our gross margin increased to 72% of revenue as compared to 69% for the same period in 2015, and our gross profit increased by 27%, or $12.9 million, to $60.4 million. The total gross profit increase was primarily due to higher growth in revenue relative to cost of revenue.
For the three months ended September 30, 2016, license software gross margin increased to 94% as compared to 92% for the same period in 2015 and license software gross profit increased by 3% to $29.7 million. License software cost of revenue decreased by 26%, or $0.6 million, to $1.8 million for the three months ended September 30, 2016, compared to the same period in 2015. The decrease in license software cost of revenue was primarily due to a decrease of $0.2 million in personnel-related costs and $0.2 million in equipment and software expenses. The increase in license software gross profit was driven by the decrease in license software cost of revenue.
For the three months ended September 30, 2016, subscription and maintenance support gross margin remained approximately unchanged at 67% as compared to the same period in 2015 and subscription and maintenance support gross profit increased by 23% to $24.6 million. Subscription and maintenance support cost of revenue increased by 22%, or $2.1 million, to $11.9 million for the three months ended September 30, 2016, compared to the same period in 2015. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily our BroadCloud offering, along with the impact of recent acquisitions. The increase was primarily due to a $1.0 million increase in operational costs associated with hosting our SaaS offerings, a $0.7 million increase in personnel-related costs and a $0.3 million increase in third party software maintenance costs. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.

For the three months ended September 30, 2016, professional services and other gross margin increased to 38% as compared to (19)% for the same period in 2015 and professional services and other gross profit increased by 504% to $6.1 million. Professional services and other cost of revenue increased by 7%, or $0.6 million, to $10.1 million for the three months ended September 30, 2016, compared to the same period in 2015. The increase in professional services and other cost of revenue was primarily due to a $0.9 million increase in personnel-related costs, along with an increase of $0.3 million in consulting expenses. The increase was partially offset by a $0.5 million decrease in hardware expenses. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$26,112	31%	$20,738	30%	$5,374	26%
Research and development	19,931	24%	14,974	22%	4,957	33%
General and administrative	12,759	15%	10,955	16%	1,804	16%
Total operating expenses	$58,802	70%	$46,667	68%	$12,135	26%
Sales and Marketing. Sales and marketing expense increased by 26%, or $5.4 million, to $26.1 million for the three months ended September 30, 2016, compared to the same period in 2015. This increase was primarily due to a $5.3 million increase in personnel-related costs and a $0.3 million increase in travel costs, partially offset by a $0.7 million decrease in consulting expenses.
Research and Development. Research and development expense increased by 33%, or $5.0 million, to $19.9 million for the three months ended September 30, 2016, compared to the same period in 2015. This increase was primarily due to a $4.1 million increase in personnel-related costs and a $0.5 million increase in consulting expenses.
General and Administrative. General and administrative expense increased by 16%, or $1.8 million, to $12.8 million for the three months ended September 30, 2016, compared to the same period in 2015. This increase was primarily due to a $2.0 million increase in personnel-related costs, partially offset by a $0.3 million decrease in third party legal, accounting and consulting expenses.
Income from Operations
We had income from operations of $1.6 million for the three months ended September 30, 2016, as compared to $0.8 million for the same period in 2015.
Other Expense

	Three Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$3,959	5%	$2,848	4%	$1,111	39%
Interest income	(683)	(1)%	(323)	*	(360)	111%
Other, net	(207)	*	4,089	6%	(4,296)	(105)%
Total other expense, net	$3,069	4%	$6,614	10%	$(3,545)	(54)%

*	Less than 1%
Total other expense, net for the three months ended September 30, 2016 decreased by $3.5 million compared to the same period in 2015. The decrease in total other expense was due to the $4.2 million loss in prior year related to the repurchase of a portion of the 2018 Notes and the interest income of $0.4 related to our investments, partially offset by an increase in interest expense related to our 2022 Notes.
Benefit from Income Taxes
Benefit from income taxes was $0.9 million for the three months ended September 30, 2016, compared to $2.6 million for the same period in 2015. The decrease in our benefit from income taxes is due primarily to changes in the projected mix of earnings among jurisdictions as well as an increase in our valuation allowance for certain foreign jurisdictions, partially offset by an increase in research and development credits.
Comparison of the Nine Months Ended September 30, 2016 and 2015
Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$95,992	40%	$84,370	45%	$11,622	14%
Subscription and maintenance support	106,348	45%	82,263	43%	24,085	29%
Professional services and other	36,639	15%	22,619	12%	14,020	62%
Total revenue	$238,979	100%	$189,252	100%	$49,727	26%

Revenue by Geography:
North America	$132,545	56%	$121,897	64%	$10,648	9%
EMEA	68,000	28%	48,188	26%	19,812	41%
Emerging Markets	38,434	16%	19,167	10%	19,267	101%
Total revenue	$238,979	100%	$189,252	100%	$49,727	26%
Total revenue for the nine months ended September 30, 2016 increased by 26%, or $49.7 million, to $239.0 million as compared to the same period in 2015. This growth was driven by a 14% increase in license software revenue, a 29% increase in subscription and maintenance support revenue and a 62% increase in professional services and other revenue. Deferred revenue decreased by $9.0 million for the nine months ended September 30, 2016, compared to an increase of $8.2 million for the same period in 2015.
North America revenue for the nine months ended September 30, 2016 increased by 9%, or $10.6 million, to $132.5 million as compared to the same period in 2015. The increase in North America revenue for the nine months ended September 30, 2016 was due to an increase in subscription and maintenance support revenue and professional services and other revenue, partially offset by a decrease in license software revenue.
EMEA revenue for the nine months ended September 30, 2016 increased 41%, or $19.8 million, to $68.0 million as compared to the same period in 2015. The increase in EMEA revenue for the nine months ended September 30, 2016 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
Emerging Markets revenue for the nine months ended September 30, 2016 increased by 101%, or $19.3 million, to $38.4 million compared to the same period in 2015. The increase in Emerging Markets revenue for the nine months ended September 30, 2016 was primarily due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
License Software
License software revenue for the nine months ended September 30, 2016 increased by 14%, or $11.6 million, to $96.0 million, compared to the same period in 2015. The increase in license software revenue for the nine months ended September 30, 2016 reflects an increase in license software revenue in EMEA and Emerging Markets, partially offset by a decrease in North America. Deferred license software revenue decreased by $13.7 million for the nine months ended September 30, 2016, compared to an increase of $5.8 million for the same period in 2015.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the nine months ended September 30, 2016 increased by 29%, or $24.1 million, to $106.3 million, compared to the same period in 2015. The increase in subscription and maintenance support revenue for the nine months ended September 30, 2016 was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchased maintenance support. Our SaaS subscription revenue for the nine months ended September 30, 2016 increased by $11.6 million to $37.5 million, compared to the same period in 2015. Deferred subscription and maintenance support revenue decreased by $3.2 million for the nine months ended September 30, 2016, compared to a decrease of $3.2 million for the same period in 2015.
Professional Services and Other
Professional services and other revenue for the nine months ended September 30, 2016 increased by 62%, or $14.0 million, to $36.6 million, compared to the same period in 2015. The increase in professional services and other revenue for the nine months ended September 30, 2016 was primarily due to revenue recognized from several large projects as we've reached milestones for those projects, and also due to increased professional services activity, including contributions from recent acquisitions. Deferred professional services and other revenue increased by $8.0 million for the nine months ended September 30, 2016, compared to an increase of $5.6 million for the same period in 2015.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$5,697	6%	$7,984	9%	$(2,287)	(29)%
Subscription and maintenance support	34,060	32%	28,958	35%	5,102	18%
Professional services and other	27,340	75%	20,949	93%	6,391	31%
Total cost of revenue	$67,097	28%	$57,891	31%	$9,206	16%
Gross Profit:
License software	$90,295	94%	$76,386	91%	$13,909	18%
Subscription and maintenance support	72,288	68%	53,305	65%	18,983	36%
Professional services and other	9,299	25%	1,670	7%	7,629	457%
Total gross profit	$171,882	72%	$131,361	69%	$40,521	31%
For the nine months ended September 30, 2016, our gross margin increased to 72% of revenue as compared to 69% for the same period in 2015, and our gross profit increased by 31%, or $40.5 million, to $171.9 million. The total gross profit increase was primarily due to higher revenue growth relative to cost of revenue.
For the nine months ended September 30, 2016, license software gross margin increased to 94% as compared to 91% for the same period in 2015 and license software gross profit increased by 18% to $90.3 million. License software cost of revenue decreased by 29%, or $2.3 million, to $5.7 million for the nine months ended September 30, 2016, compared to the same period in 2015. The decrease in license software cost of revenue was primarily due to a $1.1 million decrease in personnel-related costs, a $0.6 million decrease in equipment and software expenses and a $0.3 million decrease in amortization of acquired intangible assets. The increase in license software gross profit was driven by revenue growth and a decrease in license software cost of revenue.

For the nine months ended September 30, 2016, subscription and maintenance support gross margin increased to 68% as compared to 65% the same period in 2015 and subscription and maintenance support gross profit increased by 36% to $72.3 million. Subscription and maintenance support cost of revenue increased by 18%, or $5.1 million, to $34.1 million for the nine months ended September 30, 2016, compared to the same period in 2015. The increase in subscription and maintenance support cost of revenue was primarily related to our continued investment in our product offerings, primarily our BroadCloud offering, along with the impact of recent acquisitions. The increase was primarily due to a $1.4 million increase in personnel-related costs, a $3.3 million increase in operational costs associated with hosting our SaaS offerings and a $0.4 million increase in third party software maintenance costs. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the nine months ended September 30, 2016, professional services and other gross margin increased to 25% as compared to 7% for the same period in 2015 and professional services and other gross profit increased by 457% to $9.3 million. Professional services and other cost of revenue increased by 31%, or $6.4 million, to $27.3 million for the nine months ended September 30, 2016, compared to the same period in 2015. The increase in professional services and other cost of revenue was primarily due to a $6.6 million increase in personnel-related costs, which includes the impact of recent acquisitions, and a $0.3 million increase in amortization of acquired intangible assets, partially offset by a $0.5 million decrease in consulting expenses and a $0.5 million decrease in equipment and software expenses. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Nine Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$75,386	32%	$59,852	32%	$15,534	26%
Research and development	58,120	24%	45,524	24%	12,596	28%
General and administrative	36,675	15%	31,366	17%	5,309	17%
Total operating expenses	$170,181	71%	$136,742	72%	$33,439	24%
Sales and Marketing. Sales and marketing expense increased by 26%, or $15.5 million to $75.4 million for the nine months ended September 30, 2016, compared to the same period in 2015. The increase was primarily due to a $13.2 million increase in personnel-related costs, a $1.3 million increase in travel costs, a $0.5 million increase in equipment and software expenses and a $0.6 million increase in recruiting and training expenses, partially offset by a decrease of $0.7 million in consulting expenses.
Research and Development. Research and development expense increased by 28%, or $12.6 million to $58.1 million for the nine months ended September 30, 2016, compared to the same period in 2015. This increase was primarily due to a $10.5 million increase in personnel-related costs, a $0.9 million increase in consulting expenses and a $0.4 million increase in travel costs.
General and Administrative. General and administrative expense increased by 17%, or $5.3 million, to $36.7 million for the nine months ended September 30, 2016, compared to the same period in 2015. This increase was primarily due to a $4.5 million increase in personnel-related costs and a $0.3 million increase in travel expenses.
Income (loss) from Operations
We had income from operations of $1.7 million for the nine months ended September 30, 2016, as compared to loss from operations of $5.4 million for the same period in 2015.
Other Expense

	Nine Months Ended September 30,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$11,738	5%	$6,864	4%	$4,874	71%
Interest income	(1,950)	(1)%	(819)	*	(1,131)	138%
Other, net	(533)	*	5,312	3%	(5,845)	(110)%
Total other expense, net	$9,255	4%	$11,357	6%	$(2,102)	(19)%

*	Less than 1%
Total other expense, net for the nine months ended September 30, 2016 decreased by $2.1 million compared to the same period in 2015. The decrease in total other expense was due to the $4.2 million loss in prior year related to the repurchase of a portion of the 2018 Notes, an increase in interest income of $1.1 million related to our investments and an increase in the foreign currency translation gains related to the revaluation of foreign denominated trade receivables, partially offset by an increase in interest expense related to our 2022 Notes.
Benefit from Income Taxes
Benefit from income taxes was $2.5 million for the nine months ended September 30, 2016, compared to $5.3 million for the same period in 2015. The decrease in our benefit from income taxes is due primarily to changes in the projected mix of earnings among jurisdictions as well as an increase in our valuation allowance for certain foreign jurisdictions, partially offset by an increase in research and development credits.
Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$100,047	$175,857
Accounts receivable, net	104,521	108,113
Working capital	241,436	234,506

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$47,740	$18,246
Investing activities	(124,049)	(24,695)
Financing activities	1,025	117,927
Our cash and cash equivalents at September 30, 2016 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes.

Operating Activities
For the nine months ended September 30, 2016, net cash provided by operating activities was $47.7 million, compared to $18.2 million for the same period in 2015. The increase in net cash provided by operating activities was primarily related to a $15.2 million increase due to the aggregate change in non-cash items, a $7.9 million increase from the net change in other current and long-term assets and liabilities and a decrease in net loss of $6.4 million. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, tax windfall benefits from stock option exercises, non-cash interest on convertible debt and amortization of software licenses.
Investing Activities
Our investing activities have consisted primarily of net investment in marketable securities, business acquisitions and capital expenditures for property and equipment. For the nine months ended September 30, 2016, net cash used in investing activities was $124.0 million, compared to $24.7 million for the same period in 2015. This increase in net cash used in investing activities was attributable to a $96.1 million increase in net purchases of marketable securities and a $3.7 million increase in payments for acquisitions, partially offset by a $0.4 million decrease in capital expenditures for property and equipment, compared to the same period in 2015.
Financing Activities
For the nine months ended September 30, 2016, net cash provided by financing activities was $1.0 million, compared to $117.9 million for the same period in 2015. Net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options of $13.9 million and tax windfall benefits from stock options exercised of $0.2 million, partially offset by taxes paid on the vesting of restricted stock units of $13.0 million.
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
Operating and Capital Expenditure Requirements
We believe that the cash generated from operations, our current cash, cash equivalents and short-term and long-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow, through organic growth and acquisitions, as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology and enterprise resource planning systems. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of September 30, 2016 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	After 2020
Convertible senior notes, including interest *	$284,503	$518	$74,685	$4,025	$205,275
Operating lease obligations	24,265	1,584	11,416	5,704	5,561
Total	$308,768	$2,102	$86,101	$9,729	$210,836

*
Contractual interest obligations related to the convertible senior notes totaled $14.1 million at September 30, 2016, including $0.5 million, $5.6 million, $4.0 million and $4.0 million due in the years 2016, 2017-2018, 2019-2020 and after 2020, respectively. There was no contractual interest obligation for the remainder of 2016.

As of September 30, 2016, we had gross unrecognized tax benefits of $7.0 million, including interest and penalties of $0.4 million. We do not expect to recognize any of these benefits in 2016. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$1,799	$2,444	$5,697	$7,984
(percent of related revenue)	6%	8%	6%	9%
Less:
Stock-based compensation expense	146	234	472	771
Amortization of acquired intangible assets	334	430	1,003	1,297
Non-GAAP license cost of revenue	$1,319	$1,780	$4,222	$5,916
(percent of related revenue)	4%	6%	4%	7%

GAAP subscription and maintenance support cost of revenue	$11,894	$9,787	$34,060	$28,958
(percent of related revenue)	33%	33%	32%	35%
Less:
Stock-based compensation expense	952	607	2,438	2,329
Amortization of acquired intangible assets	1,197	1,010	3,431	3,122
Non-GAAP subscription and maintenance support cost of revenue	$9,745	$8,170	$28,191	$23,507
(percent of related revenue)	27%	27%	27%	29%

GAAP professional services and other cost of revenue	$10,060	$9,429	$27,340	$20,949
(percent of related revenue)	62%	119%	75%	93%
Less:
Stock-based compensation expense	1,127	1,060	3,208	2,187
Amortization of acquired intangible assets	175	175	525	233
Non-GAAP professional services and other cost of revenue	$8,758	$8,194	$23,607	$18,529
(percent of related revenue)	54%	103%	64%	82%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$60,369	$47,437	$171,882	$131,361
(percent of total revenue)	72%	69%	72%	69%
Plus:
Stock-based compensation expense	2,225	1,901	6,118	5,287
Amortization of acquired intangible assets	1,706	1,615	4,959	4,652
Non-GAAP gross profit	$64,300	$50,953	$182,959	$141,300
(percent of total revenue)	76%	74%	77%	75%

GAAP license gross profit	$29,687	$28,899	$90,295	$76,386
(percent of related revenue)	94%	92%	94%	91%
Plus:
Stock-based compensation expense	146	234	472	771
Amortization of acquired intangible assets	334	430	1,003	1,297
Non-GAAP license gross profit	$30,167	$29,563	$91,770	$78,454
(percent of related revenue)	96%	94%	96%	93%

GAAP subscription and maintenance support gross profit	$24,615	$20,041	$72,288	$53,305
(percent of related revenue)	67%	67%	68%	65%
Plus:
Stock-based compensation expense	952	607	2,438	2,329
Amortization of acquired intangible assets	1,197	1,010	3,431	3,122
Non-GAAP subscription and maintenance support gross profit	$26,764	$21,658	$78,157	$58,756
(percent of related revenue)	73%	73%	73%	71%

GAAP professional services and other gross profit (loss)	$6,067	$(1,503)	$9,299	$1,670
(percent of related revenue)	38%	(19)%	25%	7%
Plus:
Stock-based compensation expense	1,127	1,060	3,208	2,187
Amortization of acquired intangible assets	175	175	525	233
Non-GAAP professional services and other gross profit	$7,369	$(268)	$13,032	$4,090
(percent of related revenue)	46%	(3)%	36%	18%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$1,567	$770	$1,701	$(5,381)
(percent of total revenue)	2%	1%	1%	(3)%
Plus:
Stock-based compensation expense	14,021	9,157	38,307	30,387
Amortization of acquired intangible assets	1,706	1,615	4,959	4,652
Non-GAAP income from operations	$17,294	$11,542	$44,967	$29,658
(percent of total revenue)	21%	17%	19%	16%

GAAP operating expense	$58,802	$46,667	$170,181	$136,742
(percent of total revenue)	70%	68%	71%	72%
Less:
Stock-based compensation expense	11,796	7,256	32,189	25,100
Non-GAAP operating expense	$47,006	$39,411	$137,992	$111,642
(percent of total revenue)	56%	57%	58%	59%

GAAP sales and marketing expense	$26,112	$20,738	$75,386	$59,852
(percent of total revenue)	31%	30%	32%	32%
Less:
Stock-based compensation expense	4,973	2,812	13,321	10,048
Non-GAAP sales and marketing expense	$21,139	$17,926	$62,065	$49,804
(percent of total revenue)	25%	26%	26%	26%

GAAP research and development expense	$19,931	$14,974	$58,120	$45,524
(percent of total revenue)	24%	22%	24%	24%
Less:
Stock-based compensation expense	4,249	2,428	11,414	8,933
Non-GAAP research and development expense	$15,682	$12,546	$46,706	$36,591
(percent of total revenue)	19%	18%	20%	19%

GAAP general and administrative expense	$12,759	$10,955	$36,675	$31,366
(percent of total revenue)	15%	16%	15%	17%
Less:
Stock-based compensation expense	2,574	2,016	7,454	6,119
Non-GAAP general and administrative expense	$10,185	$8,939	$29,221	$25,247
(percent of total revenue)	12%	13%	12%	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(605)	$(3,251)	$(5,009)	$(11,444)
(percent of total revenue)	(1)%	(5)%	(2)%	(6)%
Adjusted for:
Stock-based compensation expense	14,021	9,157	38,307	30,387
Amortization of acquired intangible assets	1,706	1,615	4,959	4,652
Non-cash interest expense on our convertible senior notes	3,197	2,325	9,428	5,441
Foreign currency transaction losses (gains)	(207)	336	(533)	1,559
Loss on repurchase of convertible senior notes	—	3,752	—	3,752
Non-cash tax benefit	(1,758)	(2,994)	(4,775)	(6,402)
Non-GAAP net income	$16,354	$10,940	$42,377	$27,945
(percent of total revenue)	19%	16%	18%	15%

GAAP net loss per basic common share	$(0.02)	$(0.11)	$(0.17)	$(0.39)
Adjusted for:
Stock-based compensation expense	0.47	0.31	1.30	1.04
Amortization of acquired intangible assets	0.06	0.06	0.17	0.16
Non-cash interest expense on our convertible senior notes	0.11	0.08	0.32	0.19
Foreign currency transaction losses (gains)	(0.01)	0.01	(0.02)	0.05
Loss on repurchase of convertible senior notes	—	0.13	—	0.13
Non-cash tax benefit	(0.06)	(0.10)	(0.16)	(0.22)
Non-GAAP net income per basic common share	$0.55	$0.37	$1.44	$0.96

GAAP net loss per diluted common share	$(0.02)	$(0.11)	$(0.17)	$(0.39)
Adjusted for:
Stock-based compensation expense	0.44	0.31	1.25	1.02
Amortization of acquired intangible assets	0.05	0.05	0.16	0.16
Non-cash interest expense on our convertible senior notes	0.10	0.08	0.31	0.18
Foreign currency transaction losses (gains)	(0.01)	0.01	(0.02)	0.05
Loss on repurchase of convertible senior notes	—	0.13	—	0.13
Non-cash tax benefit	(0.06)	(0.10)	(0.16)	(0.21)
Non-GAAP net income per diluted common share	$0.52	$0.37	$1.39	$0.94

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At September 30, 2016, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however, we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. In particular, invoices for our SaaS offerings are denominated in local currencies, which exposes us to foreign currency exchange risk, and we expect this risk to increase as SaaS revenue grows as a proportion of our total revenue. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, Canada and India. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this net exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk will likely become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at September 30, 2016, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $2.6 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Except as set forth below, there have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2015.
Any significant disruption in our SaaS hosting network infrastructure, interruptions or delays in services, whether caused by us or third parties on whom we rely, could impair the delivery of our products and harm our business.
We currently host our BroadCloud service and provide such services on a SaaS basis to our service provider customers. This hosting network infrastructure is a critical part of our business operations and we rely on third parties to provide certain portions of this infrastructure. We do not control the operations of the third-party infrastructure providers on which some of our cloud services are deployed and BroadCloud, and these facilities, are vulnerable to any information security breaches, power outages, telecommunications failures or other issues that the data center may experience. Our third party data center providers are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our platform could be interrupted by a number of additional factors, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. We have in the past experienced, and may in the future experience, interruptions, delays and outages in service and availability from time to time due to such factors. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties under our agreements with certain customers, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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
James A. Tholen Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: October 31, 2016