Form 10-K
period 2016-12-31
BROADSOFT, INC.
filed 2017-02-23
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
 ______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016 was $1,194,829,173.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 20, 2017 was 30,472,084.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

•	our dependence on the success of BroadWorks;

•	our ability to continue to develop, and to successfully deploy, our BroadCloud SaaS offering, expand this offering geographically and increase the associated recurring service revenue;

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe the intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand our product offerings;

•	our international operations, including foreign currency exchange risk, financial markets risk as well as changes in global trade agreements;

•	our significant reliance on distribution partners in certain international markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	our ability to realize the benefits of our recent acquisitions and the successful integration of the personnel, technologies, and customers from such acquisitions;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.
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
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own internet protocol, or IP-based networks and their mobile networks, as well as over the public internet (also known as "over the top" or OTT). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, team collaboration and desktop sharing.
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
BroadSoft Business
Our BroadSoft Business solution is a communications and collaboration offering that enables telecommunications service providers to offer businesses and other enterprises UC features and functionalities on a cloud-delivered basis without the need for traditional premise-based PBX equipment. Our technology is designed to meet service providers’ stringent requirements for service availability, network integration and scale and to address the needs of: various business segments, such as micro, small, medium and large enterprises; market segments such as hospitality, government, education, contact centers and healthcare; and industries requiring call center functionality.
The capabilities of our BroadSoft Business offering can be accessed through desk phones, smartphones, tablets, laptops and PCs and as a result, BroadSoft Business provides full support for today’s distributed workforce and mobile employees. Our solution can also be deployed across multiple access networks and technologies, including fixed line/fiber and traditional mobile 3G networks, as well as voice over LTE, or VoLTE, networks and voice over wifi, or VoWiFi. BroadSoft Business includes our UC-One, Team-One and CC-One applications.

•
UC-One: UC-One is our suite of cloud communications and collaboration solutions that provide integrated business, such as phone services, messaging and presence, audio and video conferencing, screen sharing, file sharing and virtual meeting rooms. The features work seamlessly across devices, allowing end-users to utilize the functionalities both in the office and using mobile devices.

•
Team-One: Team-One is our collaboration solution that allows users to chat, track notes, share files and organize projects into shareable workspaces. The Team-One solution integrates with more than 50 popular applications, including Google Drive and Salesforce.

•
CC-One: CC-One is our contact center solution. CC-One enables enterprises to have omni-channel interactions over web, email, chat and social media with customers, while also providing integrated collaboration between call center agents and the back office through voice, chat and video. CC-One functionality also includes predictive analytics, permitting more efficient routing of calls and analysis of agent and customer behavior.

The benefits of BroadSoft Business to enterprises and end users include:

•
Solution Breadth and Flexibility. These applications are scalable and can be used by businesses of varying sizes, from very small businesses of two employees to the largest global enterprises with hundreds of thousands of employees in multiple locations. Capacity can be purchased as needed by enterprises in response to business and operational needs.

•
Multi-Location and Ease of Use. Because BroadSoft Business is cloud and IP-based, an enterprise can provide uniform communications functionality across its entire organization, enabling a consistent and simplified user experience. It also provides a single console to manage all the communication and collaboration needs for businesses with geographically dispersed offices and mobile workers, greatly streamlining business operations and reducing operational costs.

•	Enhanced Mobility. Our solution provides the flexibility to work from the office, at home or on the move, with the full range of services available irrespective of location or end user device.

•
Business Continuity. Because BroadSoft Business is cloud-based, in the event an enterprise has a business interruption issue, the enterprise’s core communications and collaboration services would remain unaffected.

•	Openness. We have an active ecosystem of development partners who use our open APIs to create complementary offerings designed for specific market segments or industry verticals.

•
Lower Total Cost of Ownership. We believe that enterprises will experience a lower total cost of ownership compared to legacy premise-based solutions. Because BroadSoft Business is cloud-based, there are significantly lower capital investment requirements, fewer highly trained personnel required and reduced costs given the inherent flexibility of per-user based costs.

Our UC-One offering is available to service providers either as a BroadWorks software solution or as a BroadCloud software as a service, or SaaS, cloud-delivered solution. Team-One and CC-One are solely offered as SaaS cloud-delivered solutions.
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
BroadCloud. BroadCloud is our cloud SaaS platform, providing BroadWorks and associated managed services for service providers and other customers. In this model, we have implemented UC-One and other BroadWorks capabilities, as well as Team One and Contact Center One, within our own data centers and provide operations capabilities covering sales and order management, service delivery, device provisioning, customer service and billing. We believe that through BroadCloud, service providers can accelerate their deployments of BroadSoft Business services and reduce their capital expenditures and the internal costs of implementing UC services. Generally, service providers utilizing our BroadCloud offering pay us on a monthly recurring basis based on the total number of subscriber lines the service provider has deployed. We recently made a substantial investment in our BroadCloud platform such that we now offer two deployment models: (a) a fully managed services option where billing, provisioning and direct end user support is provided by us, and (b) a platform as a service, or PaaS, option, which is BroadWorks hosted by us without the associated managed services, for those service providers wanting to deploy their own provisioning systems, customer premise equipment, telephony and user experience. This PaaS service delivery model gives service providers greater control, flexibility and customization over the services and delivery of cloud solution, at a lower price point.
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
We believe that service providers are well-positioned to address these market demands. A number of our service provider customers have made significant investments in their IP-based and mobile networks. Many have a long track record of reliably delivering these business critical services. We believe that as UC solutions are increasingly being offered over fixed-line and mobile networks, service providers can achieve significant competitive advantages in delivering such services over their networks. Further, we believe service providers have a significant incentive to offer UC services to their enterprise customers as competitive and regulatory pressures have commoditized their historical revenue streams. In addition, we believe that larger service providers are becoming more focused on implementing transformations of their fixed and mobile networks from traditional circuit switched networks to their IP-based broadband networks. As these service providers embark on such projects, many are incorporating application servers like BroadWorks to enable them to offer enhanced business services that were previously offered over their circuit switched networks.
We believe this trend is evident in both fixed-line transformations and increasingly in service providers’ investment in their mobile VoLTE networks. We further believe this trend is a positive development for us, as service providers both replace services to their business users on their traditional networks and provide new business services. We believe we are well-positioned to meet carrier demand for these large network transformation projects, and have won several transformation projects around the world over the past year with Tier 1 service providers. These projects have contributed, and will continue to contribute, significant revenue and billings as we meet project milestones and provide professional services to our customers. We also believe these further enhance our role as a strategic partner to our service provider customers, while providing increased opportunities for license seat growth over a multi-year period with such customers.
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
Using our core communications platform, we believe service providers can enhance the quality and functionality of their communications offerings and increase the volume of communication services delivered to customers as hosted offerings. Concurrently, we believe a number of trends are driving increased demand for hosted communication services, including:

•
Shift towards Unified Communications and other collaboration tools. We believe enterprises expect their communication tools to address their, and their employees', desire for solutions that allow employees and teams to collaborate and to drive workplace productivity. This is the driving focus of our expanded BroadSoft Business portfolio of UC-One, Team-One and CC-One.

•
Increased acceptance of cloud-based services. Enterprises are increasingly obtaining mission-critical IT services, such as computing and storage, from the cloud. We believe the positive experiences and savings enterprises can achieve with cloud-based IT systems will drive enterprises to continue to move other important functions, such as communications services, into the cloud.

•
Mobile smartphones and tablets are driving accelerated change and increased adoption on UC and collaboration tools. As mobile and other communications services are increasingly integrated, the difficulty of using a CPE-based approach is compounded by the complexity of these additions. Enterprise and consumer users are demanding their communications services be integrated across their fixed-line, personal computer and mobile devices. Hosted services deliver communications services from a network, are centrally managed by or on behalf of the service provider and deliver uniform service across an enterprise. We believe it is far easier to offer integrated services for mobile devices in a hosted environment than in a CPE-based environment. Hosted services also enable enterprises to integrate employee-owned mobile devices within the enterprise (often referred to as “bring your own device”).

•	New IP-based 4G Wireless Networks. We believe all the trends described above will accelerate even further as service providers deploy and adapt 4G wireless networks, such as LTE networks. This transition will, we believe, become even more pronounced as service providers move to offering fully IP-based voice and telephony services, commonly referred to as VoLTE.

•
Accelerating rate of technology change. Communications technology is evolving rapidly, with an increase in the number of ways people interact and the frequent introduction of new devices and services. Keeping pace with this change becomes difficult and expensive in a CPE-based environment where the investment to interoperate with new devices or provide new services must be fully borne by the enterprise. Furthermore, CPE vendors operate proprietary systems with typically higher prices and a limited selection of end-point devices. As new services are added, equipment upgrades are often required and, unless the equipment of all constituents within the enterprise is upgraded, functionality can remain limited.

The BroadSoft Solution
To meet market opportunities and competitive challenges, many service providers are offering BroadSoft Business capabilities to their enterprise customers, with service providers doing so using one or more of our deployment options.
BroadSoft’s offerings provide service providers several key advantages, including:

•
Rapid delivery of feature-rich enterprise and consumer multimedia services. We believe our solutions provide the most extensive set of UC features and applications available for both enterprise and consumer applications. We also believe BroadWorks is the most feature rich application server for fixed-line, mobile and cable broadband access networks. Our BroadCloud SaaS platform allows service providers to quickly market to their customer's cloud-based PBX functionality as well as additional, complementary UC offerings and allows end-users to access UC services from a multitude of devices.

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

Our Strategy
Our goal is to strengthen our position as the leading global provider of software and services that enable service providers to deliver cloud-based UC to their enterprise customers. To achieve this goal, our strategy is to deliver an increasingly feature rich set of services to address the needs of a broader spectrum of business customer types and their end-users. Key elements of our strategy include:

•
Accelerate the adoption of UC solutions by providing communications centric UC and collaboration capabilities. BroadSoft Business is driven by our vision of extending UC to help drive how enterprises and people communicate, interact and collaborate by integrating their communication and collaborative tools with contextual intelligence. We also intend to accelerate UC adoption and our service provider customers’ time to market by promoting and expanding our UC and collaboration offerings. Our BroadCloud SaaS solutions enables our service providers to offer UC features and functions through a service offering that we host and manage. We intend to expand the geographic availability of our BroadCloud SaaS offerings beyond the United States, United Kingdom, Germany, Japan and France.

•
Extend our technology leadership and product depth and breadth. We intend to continue to provide industry leading UC and collaboration solutions through product innovation and substantial investment in research and development for new features, applications and services. We believe that we can leverage our market position in UC to provide additional collaboration capabilities to our service provider customers and their end enterprise users.

•
Improve brand awareness through our “Powered by BroadSoft” campaign. Our “Powered by BroadSoft” effort is intended to improve our brand awareness with end-users, and to assist our service provider customers in their selling efforts to end enterprise customers.

•
Broaden demand by enterprises and assist our service provider customers by developing more market segment directed UC offerings. We enable service providers to develop UC offerings targeted towards specific business segments, including small, medium and large enterprises and market segments such as hospitality, government, education, contact center and healthcare.

•	Drive revenue growth by:

•
Assisting our current service provider customers to sell more of their currently deployed BroadWorks and BroadCloud SaaS offerings. We support our service provider customers by regularly offering enhanced and new features to their current applications, as well as providing tools and training to help them market their services to subscribers. We have also launched our “Powered by BroadSoft” initiative which is designed to increase end-user awareness of our products.

•
Expanding our BroadCloud SaaS offering. We believe that service providers will increasingly find that using our BroadCloud SaaS offering to deliver UC solutions to their customers will accelerate their time to market and product introduction cycles. We have expanded our BroadCloud offerings to include full service offerings where we provide additional services to our service provider customers, such as provisioning and billing, as well as BroadCloud PaaS, a more limited, less expensive option where we provide cloud based access to BroadWorks without the business support capabilities of BroadCloud.

•
Continuing to acquire new customers and increase usage by existing customers. Our customers are located around the world and include many of the top telecommunications services providers globally. We believe we are well positioned to continue to acquire new customers, particularly with the addition of our BroadCloud offerings and our focus on developing UC solutions based on enterprise size and vertical market segments. We also believe we will continue to expand our presence within our existing customers through their deployment of more of our offerings.

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
BroadSoft Enterprise Solutions
BroadSoft Business
Our BroadSoft Business solution includes three enterprise applications. We offer our UC-One offering to service providers either as a BroadWorks software solution, which is premise based at the customer, or as a hosted BroadCloud SaaS solution. Our team collaboration application, Team-One, and our contact center application, CC-One, are both solely offered on our BroadCloud platform.
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
BroadSoft Xcelerate and Xtended Programs
Our BroadSoft Xcelerate program focuses on and fosters successful go-to-market initiatives with our service provider customers, from target offers to sales and marketing efforts. Our go-to-market resources help service providers prepare to launch, market and sell their service offerings to their end-users. We generally seek to help our service providers accelerate the launch and deployment of our applications to their subscribers by providing them with a best-practices framework and resources such as templates and planning guides.
Our BroadSoft Xtended program is designed to enable our service provider customers to create and/or deploy highly differentiated IP-based communications services using BroadWorks. BroadSoft Xtended is premised on two operating principles:

•	Expanding familiarity with web services APIs. The powerful RESTful Xtended Services Interface, or Xsi, exposes our BroadWorks software to other applications; and

•	Maintaining community. An innovative developer community driven by the BroadSoft Xtended developer program.
Technology
We have invested significant time and financial resources into the development of our suite of product offerings. Our BroadWorks code base comprises over twelve million lines of software code refined over 15 years and 22 major releases. While the predominant industry approach has been to use proprietary standards, which greatly limits interoperability, our technology strategy is to adopt and extend leading open standards with the objectives of providing the widest level of interoperability in the industry. Our products implement a diverse set of industry protocols such as SIP, DIAMETER, SNMP, SOAP and RESTful-based interfaces, allowing for the successful penetration of the service provider market across different types of architectures, access types and infrastructures.
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

•
IMS and VoLTE. Our products support IMS interfaces, adhering to a 3GPP specifications. We provide a fully functional Telephony Application Server (TAS) and Media Resource Function (MRF), supporting VoLTE and fixed-line applications. We have IMS deployments, providing both business and consumer applications; and

•
Network Function Virtualization (NFV). BroadWorks is a suite of Virtual Network Functions (VNFs) that are supported in an NFV environment.  BroadWorks VNFs utilize standard IT virtualization technology.  This allows our customers to consolidate their networks onto industry standard high volume servers, located in their data centers.

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

•
Global operations centers. We maintain operations centers in several locations around the world to provide our customers with product life-cycle services, such as platform support and maintenance services. We also host our BroadCloud SaaS offerings in select operations centers. Members of our technical assistance center and regional project management and professional services teams provide remote assistance to customers via these locations and our in-depth web support portal, including periodic updates for our software products and product documentation. To respond to our customers’ needs, our technical assistance personnel are available 24 hours a day, seven days a week and accessible by phone, e-mail and, when required, on-site via a professional services engagement; and

•
Training. We offer an array of training services to our customers, which include systems administration, provisioning and advanced diagnostic courses. We present these courses regularly at our regional centers and headquarters and we also can deliver versions of the courses at customer sites. We also offer product and feature training via streaming video courses, which we refer to as our eLearning offerings, as well as a full product certification program that is available through our BroadSoft University website.

We believe our commitment to providing high-quality services to our customers provides us with a competitive advantage by helping us to retain customers and to identify new revenue opportunities.
Sales and Marketing
We market and sell our products and services directly, through our internal sales force, and indirectly, through our distribution partners, such as VARs and system integrators. For the years ended December 31, 2016, 2015 and 2014, approximately 87%, 89% and 87%, respectively, of our revenue was generated through direct sales.
Direct sales. Our direct sales team sells our products and services to service providers worldwide and supports the sales efforts of our various distribution partners.
Distribution partners. We periodically enter into non-exclusive distribution or reseller agreements with distribution partners, such as VARs and system integrators. We predominantly engage with a distribution partner in connection with marketing to international service providers. Our agreements with our distribution partners typically have a duration of one to two years and provide for a full spectrum of sales and marketing services, product implementation services, technical and training support and warranty protection. These agreements generally do not contain minimum sales requirements and we ordinarily do not offer contractual rights of return or price protection to our distribution partners. Our partners include many of the largest networking and telecommunications equipment vendors in the world, as well as regionally focused system and network integrators. We may seek to selectively add distribution partners, particularly in countries outside the United States, to complement or expand our business.
Marketing and product management. Our marketing and product management teams focus their marketing efforts on increasing our Company and brand awareness, heightening product awareness and specifying our competitive advantages, as well as generating qualified sales leads from existing and prospective customers. As part of marketing our products and services, we communicate enhancements and new capabilities, convey reference solutions that we develop with our partners and announce successful end-user market offerings jointly with our service providers. Within our industry, we work to influence next generation service architectures and service provider requirements globally by actively contributing to industry-related standards organizations, conferences, publications and analyst consulting services. Additionally, we work closely with service providers to develop subscriber loyalty and share successful best practices through user conferences, on-site seminars, our BroadSoft Xcelerate program, monthly webinars, social networking campaigns and newsletters.
Customers
We have several hundred service provider customers in more than 80 countries, including 25 of the top 30 telecommunications service providers globally, as measured by revenue in the year ended December 31, 2015, who are delivering services utilizing our software. These companies have either purchased products or services directly from us or have purchased our software through one of our distribution partners. Our customers are located around the world and include many of the top telecommunications service providers globally. Our customers include fixed-line, mobile, cable and Internet service providers.

As a result of the diversity of service providers comprising our customer base, our products are used in a broad array of services, applications, network types and business models worldwide.
Revenue from customers located outside the United States represented 48%, 38% and 51% of our total revenue in 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, Verizon accounted for 10% of our total revenue. For the year ended December 31, 2015, no single customer exceeded 10% of our total revenue. For the year ended December 31, 2014, Telstra Corporation Limited accounted for 13% of our total revenue.
Research and Development
Continued investment in research and development is critical to our business. We have assembled a team of engineers primarily engaged in research and development, with expertise in various fields of communications and software development. Our research and development department is responsible for designing, developing and enhancing our software products and performing product testing and quality assurance activities, as well as ensuring the interoperability of our products with third-party hardware and software products. We also validate and produce solution guides for joint reference solutions with our partners that specify infrastructure components and management functions. We employ advanced software development tools, including automated testing, performance and capacity testing, source code control, requirements traceability and defect tracking systems. Research and development expense totaled $77.2 million, $60.7 million and $50.1 million for 2016, 2015 and 2014, respectively.
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

Currently, we compete with network equipment companies such as Ericsson AB, GENBAND, Inc., Huawei Technologies Co. Ltd, Metaswitch Networks Ltd and Nokia Corporation for service provider customers.  Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with application software that they have developed and which may compete with us. Additionally, we compete indirectly, through our service provider customers, with other companies that offer UC capabilities to enterprises, including Avaya, Inc, Cisco Systems, Inc., Microsoft Corporation and Mitel Networks Corporation, as well as over-the-top UC providers such as RingCentral, Inc. and 8x8, Inc. Some of the companies that offer UC capabilities may also offer such capabilities on a wholesale or reseller basis to service providers for those service providers to offer to their customers. Such arrangements may compete with our offerings to service providers.
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
Intellectual Property
Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal products or services. Our registered trademarks in the United States and a significant number of other countries throughout the world include BroadSoft and BroadWorks.
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
Employees
As of December 31, 2016, we had 1,597 employees in 23 countries, 600 of whom were primarily engaged in research and development, 343 of whom were primarily engaged in sales and marketing, 468 of whom were primarily engaged in providing customer support, cloud operations and professional support services and 186 of whom were primarily engaged in administration and finance. As of December 31, 2016, we had 732 employees located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Our revenue growth depends substantially upon the commercial success of our voice and multimedia application server software, BroadWorks. We derive a significant portion of our revenue from licensing BroadWorks and related products and services. During the years ended December 31, 2016, 2015 and 2014, BroadWorks licenses and related services represented 85%, 84% and 82% of our revenue, respectively. We expect revenue from BroadWorks and related products and services to continue to account for the significant majority of our revenue for the foreseeable future.
We generally sell licenses of BroadWorks on a perpetual basis and deliver new versions and upgrades to customers who purchase maintenance contracts; consequently, our future license software revenue is dependent, in part, on the success of our efforts to sell additional BroadWorks licenses to our existing service provider customers, as well as licenses to new customers. The sale of new or additional licenses to service providers depends upon the number of their customers subscribing to IP-based communications services rather than traditional services and the purchasing by those subscribers of additional service offerings that use our applications. These service providers may choose not to expand their use of, or make additional purchases of, BroadWorks or might delay additional purchases we expect. These events could occur for a number of reasons, including because their customers are not subscribing to IP-based communications services in the quantities expected, because services based on our applications are not sufficiently popular or because service providers migrate to a software solution other than BroadWorks. If service providers do not adopt BroadWorks, or do not purchase and successfully deploy BroadWorks or sell services using BroadWorks to their end-users, our revenue could grow at a slower rate or decrease.
In addition, because our sales are derived substantially from one product, our share price could be disproportionately affected by market perceptions of current or anticipated competing products, allegations of intellectual property infringement or other matters. These perceptions, even if untrue, could cause our stock price to decline.
If the significant investments we have recently made to grow our BroadCloud hosted service offering are unsuccessful in increasing revenues from that product, our overall revenue may decline or fail to grow, which would adversely affect our operating results and financial condition
We have been, and will continue to, devote considerable resources and allocate capital expenditures to growing our BroadCloud software-as-a-service revenue. There can be no assurance that we will meet our revenue targets for this service and if we fail to achieve our revenue goals, our growth and operating results will be materially adversely affected. Additionally, new or existing customers may choose to purchase our SaaS solutions rather than BroadWorks. If our customers’ purchases trend away from BroadWorks perpetual licenses toward our BroadCloud hosted solutions, or customers defer or cancel BroadWorks orders due to evaluating BroadCloud, our BroadWorks revenues, and our revenues and/or timing of revenues generally, may be adversely affected, which could adversely affect our results of operations and financial condition.
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
For the year ended December 31, 2016, we had one customer Verizon that accounted for 10% of our total revenue. For the year ended December 31, 2015, there were no customers that generated 10% or more of our total revenue. For the year ended December 31, 2014, Telstra Corporation Limited accounted for 13% of our total revenue. Our customer agreements do not require our customers to purchase any minimum amount of our products or services. Because of the variability of the buying practices of our larger customers, the composition of our most significant customers is likely to change over time. If we experience a loss of one or more significant customers or distribution partners, or if we suffer a substantial reduction in orders from one or more of our significant customers or distribution partners and we are unable to sell directly or indirectly to new customers or increase orders from other existing customers to offset lost revenue, our business will be harmed.
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
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. This variability and unpredictability could result in our failing to meet the expectations of securities industry analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly securities class action suits. Therefore, you should not rely on our operating results in any quarter or year as being indicative of our financial performance, including our operating results for any future period.
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
The Financial Accounting Standards Board, or FASB, issued a new accounting standard for revenue recognition in May 2014 - Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” - that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it will change the way we account for certain software and software related transactions in 2018, the first year that such new rules will be effective. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.
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
Additionally, after we make an initial software sale to a customer, its implementation of our products can be very time consuming, often requiring six to 24 months or more, particularly in the case of larger service providers. This lengthy implementation and deployment process can result in a significant delay before we receive additional software orders from that customer.
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
Our revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in capital spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for companies that were recently acquired by us, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates and customer behavior can also be affected by changes in our business practices implement by us for our newly acquired companies
Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software licenses transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions.
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
We are generally obligated to indemnify our customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs.
We have agreed, and expect to continue to agree, to indemnify our customers for certain expenses or liabilities resulting from claimed infringement of intellectual property rights of third parties with respect to our products. As a result, in the case of infringement claims against these customers, we could be required to indemnify them for losses resulting from such claims or to refund license fees they have paid to us. Some of our customers have sought, and we expect certain of our customers in the future to seek, indemnification from us in connection with infringement claims brought against them. In addition, some of our customers have tendered to us the defense of claims brought against them for infringement, and we have received these requests with increasing frequency in recent years. We evaluate each such request on a case-by-case basis and we may not succeed in refuting all such claims.
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
The act also created alternative avenues to challenge the validity of issued U.S. patents other than the existing methods of litigation and reexaminations. These avenues make it easier and less expensive for third parties to petition the U.S. Patent and Trademark Office to cancel one or more issued patent claims. The act also provides a new defense to infringement based upon prior commercial use for any patents issued on or after the date of enactment of the act. This new defense may make it more difficult for a U.S. patent holder to successfully assert an infringement claim against a third party that has commercially used the patented technology at least one year prior to the earlier of the effective date of the claimed invention, or the date on which the claimed invention was disclosed to the public. These provisions may make it more difficult for us to protect our intellectual property rights in our U.S. patents.
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
Additionally, the interoperability of our software with multiple different networks is significantly dependent on the continued prevalence of standards for IP multimedia services, such as IMS. Some of our existing and potential competitors are network equipment providers who could potentially benefit from the deployment of their own proprietary non-standards-based architectures. If resistance to open standards by network equipment providers becomes prevalent, it could make it more difficult for our software to interoperate with our customers’ networks, which would have a material adverse effect on our ability to license our software to service providers.
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
Use of the BroadWorks platform and our BroadCloud offerings can involve the storage and transmission of an end-user’s business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our service provider customers, as security breaches could result in the loss of and/or unauthorized access to this information. Data privacy is a significant issue in the United States, Europe, and in many other countries where we offer our hosted services. The regulatory framework for privacy issues worldwide is complex, dynamic and likely to remain uncertain for the foreseeable future.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our service providers and our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act in Germany, which place broad restrictions on use and collection of personal data, including restrictions on cross-border data flows. The rules being adopted in each jurisdiction could change and those changes standards may impose requirements that are inconsistent with our, and our service providers’, existing data management practices or the features of our hosted services. Further, many federal, state and foreign government bodies and agencies have introduced and are currently considering additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Our customers may also propose other new and different privacy standards contractually. There are also changes to various privacy arrangements between the United States and foreign governments. On July 12, 2016, the European Commission determined the new E.U.-U.S. Privacy Shield Framework adequate to enable data transfers under EU law. On January 12, 2017, the Swiss Government determined the new Swiss-U.S. Privacy Shield Framework is a valid legal mechanism to enable personal data transfers under Swiss law. As with previous frameworks, these new frameworks could be challenged, and if challenged and ruled inadequate, could result in uncertainty relating to the transfer of data.
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
Our cloud-based services are offered to our customers from hosting facilities located both in the U.S. and in certain countries outside the U.S., and involve the storage and transmission of a large amount of data, and may include personally identifiable data. Security breaches could result in the loss of unauthorized disclosure of this information, degradation of our services or denial of ability of users to access our products and service. If our security measures are breached even as a result of third-party action, employee error, malfeasance or otherwise, such breaches could result in negative publicity that causes our reputation and brand to be damaged, cause our business to suffer, and result in significant legal fines and other financial exposure.
Perpetrators of cyber-attacks may be able to develop and deploy viruses, worms, ransomware, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees and the costs of any additional fraud detection activities required by a court or third party. We devote significant resources to addressing security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, educating our employees on cyber-security and how to mitigate risk posed by potential attacks, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate the negative effects of cyber-attacks or other security breaches.
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
We have no direct control over the substance of the content within our hosted network. U.S. law, in the form of Section 230 of the Communications Decency Act, or the CDA, provides considerable protections for any indirect liability as a result of storing infringing or even illegal content. The CDA provides a safe harbor against claims that content stored on our cloud-based network invades consumer privacy or is indecent, offensive, libelous, profane, pornographic or illegal. The CDA’s safe harbor only offers us partial protection, however, because it only limits our legal liability against allegations that our service provider customer illegally uploaded information to our servers; it offers no protection whatsoever for claims arising from a breach of our security measures.
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
Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. Efforts to limit the ability of third parties to disrupt the operations of the Internet or undermine our own security efforts may be ineffective. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results and financial condition. Likewise, events such as widespread electrical blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, financial condition and reputation could be materially and adversely affected.
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
The market for communications software and services is characterized by rapid technological advances, frequent introductions of new products including via new deployment models such as cloud-based service offerings, evolving industry standards and recurring or unanticipated changes in customer requirements and deployment model preferences. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new products and features that meet market demands and technology and architectural trends. This requires us to identify, gain access to or develop new technologies or service models. The introduction of new or enhanced products also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet demand. We may also require additional capital to achieve these objectives and we may be unable to obtain adequate financing on terms satisfactory to us, or at all, when we require it. As a result, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. It is also possible that we may allocate significant amounts of cash and other development resources to product technologies or business models for which market demand is lower than anticipated and, as a result, are abandoned. For example, we have devoted considerable resources to the development of BroadSoft Business, our suite of applications comprising a communications and collaboration offering that enables telecommunications service providers to offer businesses and other enterprises UC features and functionalities on a cloud delivered basis without the need for traditional premise-based PBX equipment.

We cannot guarantee our investment in BroadSoft Business will be successful or generate additional revenue from existing or new customers.
Developing our products is expensive and complex and involves uncertainties. We may not have sufficient resources to successfully manage lengthy product development cycles. For the years ended December 31, 2016, 2015 and 2014, our research and development expenses were $77.2 million, or 23% of our total revenue, $60.7 million, or 22% of our total revenue, and $50.1 million, or 23% of our total revenue, respectively. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns and they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. If we fail to meet our development targets, demand for our products will decline.
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
We believe that there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the Washington, D.C. area, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new products, which could have a material adverse effect on our business, financial condition and operating results. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Additionally, the new administration of the U.S. government has enacted, and may enact in the future, measures that may restrict our ability to hire immigrants in the United States, which may harm our recruiting efforts and adversely affect our ability to attract and retain key personnel.
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
Potential changes in trade relations arising from policy initiatives implemented by the current administration could have a material adverse effect on our business, cash flow operating results and the trading price of our common stock.
For the year ended December 31, 2016, we generated approximately 48% of our total revenue from international sales, including 3% from sales in Mexico. The new administration has created uncertainty with respect to trade relations between the United States and many of its trade partners, including Mexico. If the administration imposes tariffs or other restrictions on imported products, or relations with nations where certain international customers are located otherwise deteriorate, such countries could retaliate by imposing similar tariffs or restrictions on products imported from the United States. Additionally, such measures could cause negative sentiments toward the United States or us by our international customers, If revenue generated from international customers declines significantly, either as a result of administration policies regarding foreign trade or the effects of such policies on foreign currency exchange rates, it could have a material adverse effect on our business, cash flow operating results and the trading price of our common stock.
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

Acquisitions have been, and are expected to continue to be, an important part of our strategy to grow our business and augment our product offerings. Whether we realize the anticipated benefits from these and prior transactions will depend in part upon our ability to service and satisfy new customers gained as part of these acquisitions, the continued integration of the acquired businesses, the performance of the acquired products, the capacities of the technologies acquired and the personnel hired in connection with these transactions. Accordingly, our results of operations could be adversely affected by transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets.
We have evaluated, and expect to continue to evaluate, other potential strategic transactions. We may in the future acquire businesses, products, technologies or services to expand our product offerings, capabilities and customer base, enter new markets or increase our market share. We cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating results. Because of our size, any of these transactions could be material to our financial condition and results of operations. While we have experience with such transactions, the anticipated benefits of acquisitions may never materialize. Some of the areas where we may face acquisition-related risks include:

•	diverting management time and potentially disrupting business;

•	difficulties entering into new markets or vertical segments in which we are not experienced or where competitors may have stronger positions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	reducing our cash available for operations and other uses;

•	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•	retaining and integrating employees from any businesses we acquire;

•	integrating and supporting acquired businesses, products or technologies into our sales channel;

•	integrating various accounting, management, information, human resources and other systems to permit effective management;

•	additional regulatory compliance obligations resulting from an acquired business;

•	the issuance of dilutive equity securities or the incurrence or assumption of debt to finance the acquisition;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisitions;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	increasing or maintaining the security standards for acquired technology consistent with our other services;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

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
As of December 31, 2016, we had an aggregate of $201.0 million of consolidated indebtedness related to the 2018 Notes and 2022 Notes, which we refer to collectively as the Notes. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations, cash flows and financial condition, including:

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
The worldwide markets for our products and services are highly competitive and continually evolving and we expect competition from both established and new companies to increase.  Currently, we compete with established network equipment companies such as Avaya Inc., GENBAND, Inc., Huawei Technologies Co. Ltd, Metaswitch Networks and Nokia Corporation for service provider customers. Additionally, we compete indirectly, through our service provider customers, with other companies that offer UC capabilities to enterprises, including Cisco Systems, Inc., Ericsson AB, Microsoft Corporation and Mitel Networks Corporation, as well as over-the-top UC providers such as RingCentral, Inc. and 8x8, Inc. Some of the network equipment companies with which we have non-exclusive distributor partnerships may also provide, as a package, their own network equipment in combination with IP application software that they have developed.
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
We are subject to certain FCC rules and regulations, including with respect to the provision of enhanced 911 services, or E911 services, disability access requirements, communications assistance for law enforcement requirements, customer proprietary network information requirements, and other requirements. We are unable to predict the impact, if any, that future legislation, judicial decisions or FCC or other regulations concerning hosted VoIP service providers generally may have on our business, financial condition, and results of operations, and if we fail to comply with applicable state or federal rules associated with such services, including the provision of E911 services, we may be exposed to significant liability.
Risks Related to Our International Operations
We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
We market, license and service our products globally and have a number of offices around the world. For the years ended December 31, 2016, 2015 and 2014, 48%, 38% and 51% of our revenue, respectively, was attributable to our international customers. As of December 31, 2016, 54% of our employees were located abroad. We expect that our international activities will continue to be dynamic over the foreseeable future as we pursue additional opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
International operations are subject to inherent risks and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products, which could reduce demand for our products;

•	differing technical standards, existing or future regulatory and certification requirements and required product features and functionality;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries and complex data privacy regulations in various jurisdictions;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States; and

•	political and economic instability and terrorism.
Additionally, our international operations expose us to risks of fluctuations in foreign currency exchange rates. To date, the significant majority of our international sales have been denominated in U.S. dollars, although most of our expenses associated with our international operations are denominated in local currencies. As a result, a decline in the value of the U.S. dollar relative to the value of these local currencies could have a material adverse effect on the gross margins and profitability of our international operations. Additionally, an increase in the value of the U.S. dollar relative to the value of these local currencies results in our products being more expensive to potential customers and could have an adverse impact on our pricing or our ability to sell our products internationally. As of December 31, 2016, we had not used risk management techniques to hedge the risks associated with these fluctuations; however, beginning in the first quarter of 2017, we began using a hedging program. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
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
The reduction in or loss of sales by these distribution partners could materially reduce our revenue. If we fail to maintain relationships with our distribution partners, fail to develop new relationships with other distribution partners in new markets, fail to manage, train or incentivize existing distribution partners effectively or fail to provide distribution partners with competitive products on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
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
As a substantial portion of our revenue is, and we expect will continue to be, from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit us and other business entities with whom we do business from making improper payments or offers of payment to governments and their officials and political parties for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or resellers will not violate our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, including employees or vendors of acquired entities located outside of the United States, we could suffer from criminal or civil penalties that could have a material and adverse effect on our business, operating results and financial condition.
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
In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. During the period from January 1, 2015 to December 31, 2016, our common stock traded at prices ranging from $26.89 to $48.30. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
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
Our principal offices occupy 35,000 square feet of leased office space in Gaithersburg, Maryland which we lease pursuant to a sublease with a sublessor. We also maintain sales, development or technical assistance offices in Phoenix, Arizona; San Jose and Sunnyvale, California; Richardson and Houston, Texas; Tulsa, Oklahoma; Boca Raton, Florida; McLean, Virginia; Cedar Rapids, Iowa; Montreal, Canada; Belfast, Northern Ireland; Crawley, United Kingdom; Chennai and Bangalore, India; Paris, France; Seoul, South Korea; Sydney, Australia; Tokyo, Japan; Sophia, Bulgaria; Cologne, Germany; and Helsinki, Finland.

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

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$41.09	$44.49	$48.01	$48.40
Low	26.99	35.01	39.89	37.75

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$35.76	$38.83	$36.80	$40.90
Low	26.42	31.51	27.84	28.37
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
Stockholders
As of February 21, 2017, there were 17 registered stockholders of record of our common stock.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2011 and December 31, 2016, with the comparative cumulative total return of such amount on (a) the NASDAQ Telecommunications Index and (b) the NASDAQ Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Data for BroadSoft common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index was prepared based on publicly available information.

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
We derived the consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future periods.
Statements of Operations Data:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statements of Operations:
Revenue:
License software	$129,313	$119,808	$103,311	$94,408	$89,750
Subscription and maintenance support	146,615	112,836	92,492	69,357	58,249
Professional services and other	65,034	46,199	21,054	14,728	16,843
Total revenue	340,962	278,843	216,857	178,493	164,842
Cost of revenue:
License software	7,585	10,231	9,755	8,867	8,420
Subscription and maintenance support	46,717	38,602	32,984	20,359	14,729
Professional services and other	36,875	28,925	14,955	10,415	8,905
Total cost of revenue	91,177	77,758	57,694	39,641	32,054
Gross profit	249,785	201,085	159,163	138,852	132,788
Operating expenses:
Sales and marketing	107,142	83,806	69,471	56,822	46,036
Research and development	77,202	60,749	50,125	45,271	35,060
General and administrative	49,934	41,287	32,993	29,992	22,769
Total operating expenses	234,278	185,842	152,589	132,085	103,865
Income from operations	15,507	15,243	6,574	6,767	28,923
Other expense, net	13,231	15,100	8,477	6,798	6,480
Income (loss) before income taxes	2,276	143	(1,903)	(31)	22,443
Provision for (benefit from) income taxes	1,460	(36)	(2,199)	(406)	7,612
Net income	$816	$179	$296	$375	$14,831
Net income per common share:
Basic	$0.03	$0.01	$0.01	$0.01	$0.54
Diluted	$0.03	$0.01	$0.01	$0.01	$0.53
Weighted average common shares outstanding:
Basic	29,670	29,113	28,654	28,116	27,581
Diluted	30,898	29,818	29,365	28,711	28,215
Stock-based compensation expense included above:
Cost of revenue	$8,340	$7,227	$3,862	$3,122	$1,399
Sales and marketing	18,056	13,821	9,856	8,984	3,734
Research and development	15,062	11,844	10,164	8,800	3,380
General and administrative	10,049	7,552	6,391	6,526	3,001

Balance Sheet Data:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$82,993	$175,857	$101,543	$69,866	$90,545
Working capital	227,778	234,506	156,322	156,101	157,381
Total assets	651,200	592,374	436,151	382,018	322,023
Convertible senior notes, notes payable and bank loans, less current portion	201,015	188,331	95,628	89,722	84,632
Total liabilities	349,966	335,341	223,190	189,159	163,438
Total stockholders’ equity	301,234	257,033	212,961	192,859	158,585

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
We are the leading global provider of software and services that enable telecommunications service providers to deliver hosted, cloud-based Unified Communications, or UC, to their enterprise customers.
Traditionally, many enterprises have utilized premise-based private branch exchanges, or PBX’s, to connect their offices and people to public telephony networks. Hosted UC enables the delivery of PBX features without the need for premise-based equipment. Hosted UC can be delivered through service providers using their own internet protocol, or IP-based networks and their mobile networks, as well as over the public internet (also known as "over the top" or ''OTT''). In addition to voice telephony, UC offers additional features such as full integration with mobile devices, high definition, or HD, voice and video calling and conferencing, instant messaging and presence, or IM&P, and web collaboration.
We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Our service provider customers, who are located in over 80 countries, are delivering services and have deployed over 13 million UC subscriber lines worldwide using our software. We count among our customers 25 of the top 30 telecommunications service providers globally, as measured by revenue for the year ended December 31, 2015.
Executive Summary
We believe the adoption of cloud-based unified communications and collaboration capabilities by enterprises will continue and even accelerate over the next several years. We also believe that service providers using our products and services are strongly positioned to take advantage of this demand. Our objective is to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs.
We expect revenue growth from our UC and collaboration solutions during 2017, which growth we believe is largely driven by increased market acceptance of hosted UC offerings and our continued market leadership. We believe service providers, including converged and mobile operators, have determined that our UC solutions provide significant product expansions to their enterprise offerings, and help them grow their enterprise customer base and revenue and raise average revenue per user.
Our BroadSoft Business solutions, which are either delivered via our BroadCloud SaaS platform or through our BroadWorks server software that resides within the service provider’s network, enable service providers to rapidly and efficiently deliver a UC experience regardless of end-user device and whether or not the end-user has fixed-line or wireless access. In addition, we believe that mobile network centric UC offerings will become an increasingly important trend in the UC market, and we believe that our service provider customers are in a strong position to take advantage of this market trend. In 2016, major service provider customers of ours, such as Verizon Wireless, Rogers Communications and Vodafone Germany, announced and marketed such mobile centric offerings based on our BroadWorks platform.
During 2017, our BroadCloud SaaS offerings will continue to be a particularly important area of investment and marketing focus for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose our SaaS offerings to accelerate their time to market and reduce their capital and implementation costs and that delivering innovative solutions to our customers will drive our revenue growth. During 2017, we expect to continue to invest in our SaaS offerings and expand the geographic availability of these offerings.
We are expanding our BroadSoft Business capabilities by enabling enterprises and people to be more flexible and dynamically communicate, interact and collaborate by helping them integrate their communication and collaborative tools. Our goal is to enable service providers to adopt BroadSoft Business as the centerpiece in what we have entitled "The Future of Work." BroadSoft Business includes UC-One, our UC offering; Team-One, our enterprise collaboration solution; and CC-One, our contact center offering. We believe that BroadSoft Business is the leading integrated offering of UC, collaboration and contact center capabilities. BroadSoft Business enables us to provide our service provider customers significant expansion of their communication and collaboration capabilities and options, driven by demands of these customers for these capabilities increasingly delivered on mobile platforms. During 2017, we expect to continue our strategic investments in, and expansion of, our BroadSoft Business solutions.
Finally, we have assisted several of our largest service provider customers on projects to begin transforming most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. Much of our work has been to provide our customers with UC capabilities in these network transformations. In 2016, we gained acceptance from these customers of our initial implementations of certain of these projects, which contributed to our financial results. In 2017, we expect to continue to see positive revenue impact from these projects and believe existing transformation projects, as well as new opportunities with certain of our major service provider customers, could drive significant growth for us over the next several years.
Key Financial Highlights
Some of our key U.S. GAAP financial highlights for the year ended December 31, 2016 include:

•	Total revenue increased by 22%, or $62.1 million, to $341.0 million, compared to $278.8 million for 2015;

•	Gross profit increased to $249.8 million, or 73% of revenue, compared to $201.1 million, or 72% of revenue for 2015;

•	Income from operations was $15.5 million, compared to $15.2 million for 2015;

•	Net income was $0.8 million, compared to $0.2 million for 2015;

•	Net income per diluted share was $0.03 per share, compared to $0.01 per share for 2015;

•	Billings (revenue plus net change in deferred revenue) increased by 18% to $339.1 million, compared to $288.4 million for 2015;

•	Deferred revenue decreased by $1.9 million, compared to an increase of $9.6 million for 2015; and

•	Cash provided by operating activities was $67.1 million, compared to $44.8 million for 2015.
Some of our key non-GAAP financial highlights for the year ended December 31, 2016 include:

•	Non-GAAP gross profit increased to $264.7 million, or 78% of revenue, compared to $214.4 million, or 77% of revenue in 2015;

•	Non-GAAP income from operations was $73.6 million, or 22% of total revenue, compared to $61.8 million, or 22% of total revenue, in 2015;

•	Non-GAAP net income was $71.1 million, compared to $58.6 million in 2015; and

•	Non-GAAP net income per diluted share was $2.30 per common share, compared to $1.96 per common share in 2015.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of December 31, 2016, our deferred license software revenue balance was $17.7 million, the current portion of which was $17.6 million.

Subscription and maintenance support. Subscription and maintenance support revenue includes recurring revenue from annual maintenance support contracts for our software licenses and from subscriptions related to our SaaS offerings.
Rates for maintenance support, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the contract with the customer. Maintenance support revenue is recognized ratably over the maintenance support period, assuming all other revenue recognition criteria have been met. Our annual maintenance support contracts provide for technical support and software updates and upgrades, on a when and if available basis. Our typical warranty on licensed software is 90 days and, during this period, our customers are entitled to receive maintenance and support without the purchase of maintenance services. After the expiration of the warranty period, our customers must purchase maintenance support services to continue receiving such support.
With respect to our SaaS subscriptions, we are paid a recurring fee typically calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly.
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of December 31, 2016, our deferred subscription and maintenance support revenue balance was $72.6 million, the current portion of which was $63.2 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of December 31, 2016, our deferred professional services and other revenue balance was $19.0 million, the current portion of which was $16.2 million.
Cost of Revenue
Our total cost of revenue consists of the following:

•
Cost of license software revenue. A majority of the cost of license software revenue consists of amortization of acquired intangibles, personnel-related expenses and royalties paid to third parties whose technology or products are sold as part of BroadWorks. A significant amount of the royalty fees are for the underlying embedded database technology within BroadWorks for which we currently incur a fixed expense per quarter. Personnel-related expenses include salaries, benefits, bonuses, reimbursement of expenses and stock-based compensation. Such costs are expensed in the period in which they are incurred.

•
Cost of subscription and maintenance support revenue. Cost of subscription and maintenance support revenue consists primarily of personnel-related expenses and other direct costs associated with support and maintenance obligations to our customers who have licensed our software and BroadCloud SaaS solutions, including maintenance and support expenses due to our use of third party software, amortization of acquired intangibles and operating expenses associated with the delivery of BroadCloud SaaS solutions.

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

However, the cost of revenue, including the costs of license software, subscription and maintenance support and professional services and other revenue, is typically expensed in the period in which it is incurred. Therefore, if relatively more revenue is deferred in a particular period, gross margin would decline in that period. Because the ability to recognize revenue on orders depends largely on the terms of the sale arrangement and we are not able to predict with certainty the proportion of orders that will not meet all the criteria for revenue recognition, we cannot forecast whether any historical trends in gross margin will continue.

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
Billings are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Beginning of period deferred revenue balance	$111,054	$101,456	$77,662
End of period deferred revenue balance	109,189	111,054	101,456
Increase (decrease) in deferred revenue	(1,865)	9,598	23,794
Revenue	340,962	278,843	216,857
Billings	$339,097	$288,441	$240,651
Operating Expenses
We grew our total headcount to 1,597 employees at December 31, 2016 from 1,247 employees at December 31, 2015, and we expect to continue hiring additional employees to support our anticipated growth.
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and other personnel costs are the most significant component of each of these expense categories. We expect our operating expenses to increase in 2017 primarily due to increases in headcount and stock-based compensation expense.
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

Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. The fair value of awards with a performance condition continues to be recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense of $51.5 million, $40.4 million and $30.3 million, respectively.
Based on stock-based awards outstanding as of December 31, 2016, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $66.7 million over a weighted average period of approximately 1.86 years.
Other Expense, Net
Other expense, net, consists primarily of interest income, interest expense, loss on repurchase of convertible senior notes and foreign currency translation gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest related to our 2018 convertible senior notes, or the 2018 Notes, and our 2022 convertible senior notes, or the 2022 Notes. Loss on repurchase of convertible senior notes relates to the fair value in excess of the carrying value of the portion of the 2018 Notes repurchased in 2015. Foreign currency translation gains and losses relate to the revaluation of foreign currency denominated trade receivables.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay significant U.S. federal income taxes due to our accumulated net operating losses. As of December 31, 2016 and 2015, we had net operating loss carryforwards, or NOLs, to utilize in the U.S of $34.5 million and $35.9 million, respectively. Additionally, we have $16.5 million and $11.1 million of tax credit carryforwards for tax return purposes as of December 31, 2016 and 2015, respectively. The U.S. NOLs and tax credit carryforwards are scheduled to begin to expire in 2019 and 2020, respectively. As of December 31, 2016 and 2015, we had a remaining valuation allowance of $1.8 million and $0.3 million, respectively, which primarily relate to certain foreign NOLs and capital losses that more likely than not will not be realized.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (''full retrospective method''); or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (''modified retrospective method''). In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.
While we have not yet completed our final review of the impact of the new standard, we expect that the new standard will impact the timing of revenue recognition for certain software and software related contracts. Due to the complexity of our contracts, the actual timing of revenue recognition required under the new standard will be dependent on contract-specific terms. We are still in the process of evaluating the impact of the new standard related to costs incurred to fulfill a contract. We will adopt the new standard on January 1, 2018 using the modified retrospective method. We will continue to evaluate the standard as well as additional changes, modifications or interpretations that may impact our current conclusions.

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
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"), which provides updated guidance on several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We adopted this guidance on January 1, 2017. The Company is unable to estimate the impact of adoption as it is dependent upon future stock option exercises which cannot be predicted.
In August 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes: Topic 740: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) which requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are evaluating the impact of adopting this new standard on our financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations: Topic 805: Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this new standard on our financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted, including interim periods within those periods. While we continue to assess the potential impact of this standard, the adoption of this standard is not expected to have a material impact on our financial statements.
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
We consider delivery to have occurred when the customer is given electronic access to the licensed software and a license key for the software has been delivered or made available. Instances where all ordered software features are not delivered are considered to be partial deliveries. Since we cannot determine VSOE of an undelivered software feature in the case of a partial delivery, we defer revenue recognition on all elements of such order until delivery of all ordered software features is complete.
Acceptance of our licensed software generally occurs upon delivery. From time to time, we have agreed with certain customers to a specific set of acceptance criteria. In such cases, we may defer revenue until these acceptance criteria have been met.
Our sales generally consist of multiple elements: software licenses; maintenance support; and professional services. We calculate the amount of revenue allocated to the software license by determining the fair value of the undelivered elements, which often are maintenance support and professional services, and subtracting it from the total order amount. We establish VSOE of the fair value of maintenance support based on the renewal price as stated in the agreement and as charged in the first optional renewal period under the arrangement. Our VSOE for professional services is determined based on an analysis of our historical daily rates when these professional services are sold separately from software licenses.
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
Our license software revenue is subject to significant fluctuation as a result of the application of accounting regulations and related interpretations and policies regarding revenue recognition. We do not believe license revenue to be the only meaningful measure of our level of sales activity during the periods reported because of the impact of software license orders for these periods that were not yet recognized as revenue and therefore were recorded as deferred license software revenue. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria, as a result, it is difficult to forecast whether historical trends in recognized license software revenue, and corresponding changes in deferred license revenue, will continue.
Subscription and Maintenance Support Revenue
We typically sell software in combination with maintenance support. Maintenance support is generally renewable annually at the option of the customer. Rates for maintenance support, including subsequent renewal rates, are typically established based upon a specific percentage of net license fees as set forth in the contract with the customer. Maintenance support revenue is recognized ratably over the maintenance support period, assuming all other revenue recognition criteria have been met.
Under our SaaS subscriptions, we are paid a recurring fee calculated typically based on the number of seats and type of services purchased or a usage fee based on actual number of transactions. Typically, the recurring fee is billed monthly or annually based on the terms of the arrangement and the usage fee is billed one month in arrears. Revenue is recognized ratably over the contract term beginning with the date our service is made available to customers.
We enter into arrangements with multiple-elements that generally include subscription and professional services. To treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors; the nature of the professional services; the timing of when the professional services contract, statement of work or order was signed in comparison to the subscription service start date; and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work.
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
Internal-Use Software Development Costs
Costs associated with customized internal-use software systems, which include development costs associated with our SaaS platforms, that have reached the application development stage are capitalized. Such capitalized costs include costs directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Internal-use software is amortized on a straight-line basis over the estimated useful life of three years. Costs related to preliminary project stage and post implementation activities are expensed as incurred.
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
We have determined that we have one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on our completion of the first step of the two-step goodwill impairment test, there was no indication of impairment as of December 31, 2016, 2015 or 2014. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible Assets
We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of cash flows attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets during the years ended December 31, 2016, 2015 or 2014.
The estimated useful lives used in computing amortization of intangible assets are as follows:

Customer relationships	3 - 8 years
Developed technology	2 - 6 years
Trade names	1 - 7 years
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
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. There were no triggering events to cause us to record an impairment charge during the years ended December 31, 2016, 2015 or 2014.
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
Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
Revenue

	Year ended December 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$129,313	38%	$119,808	43%	$9,505	8%
Subscription and maintenance support	146,615	43	112,836	40	33,779	30
Professional services and other	65,034	19	46,199	17	18,835	41
Total revenue	$340,962	100%	$278,843	100%	$62,119	22%
Revenue by Geography:
North America	$192,824	56%	$180,791	65%	$12,033	7%
EMEA	98,138	29	61,187	22	36,951	60
Emerging Markets	50,000	15	36,865	13	13,135	36
Total revenue	$340,962	100%	$278,843	100%	$62,119	22%
Total revenue for 2016 increased by 22%, or $62.1 million, to $341.0 million, compared to 2015. This growth was driven by a 8% increase in license software revenue, a 30% increase in subscription and maintenance support revenue and a 41% increase in professional services and other revenue. Deferred revenue decreased by $1.9 million for 2016, compared to an increase of $9.6 million in 2015.
North America revenue for 2016 increased by 7%, or $12.0 million, to $192.8 million, compared to 2015. The increase in North America revenue for 2016 was primarily due to an increase in subscription and maintenance support revenue, along with an increase in professional services and other revenues, partially offset by a decrease in software revenue.
Europe, Middle East and Africa, or EMEA, revenue for 2016 increased by 60%, or $37.0 million, to $98.1 million compared to 2015. The increase in EMEA revenue in 2016 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
Asia Pacific, the Caribbean and Latin America, or Emerging Markets, revenue for 2016 increased by 36%, or $13.1 million, to $50.0 million compared to 2015. The increase in Emerging Markets revenue was primarily due to an increase in license software revenue and subscription and maintenance support revenue.
License Software
License software revenue for 2016 increased by 8%, or $9.5 million, to $129.3 million. The increase in revenue for 2016 reflects an increase in license software revenue in EMEA and APAC, partially offset by a decrease in license software revenue in North America. Deferred license software revenue decreased by $15.5 million in 2016, compared to an increase of $6.7 million in 2015.
Subscription and Maintenance Support
Subscription and maintenance support revenue for 2016 increased by 30%, or $33.8 million, to $146.6 million, compared to 2015. The increase in subscription and maintenance support revenue was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our maintenance support revenue. Our SaaS subscription revenue for 2016 increased by $17.0 million to $51.6 million, compared to 2015. Our maintenance support revenue grew as a result of growth in the installed base of our customers who purchase maintenance support. Deferred subscription and maintenance support revenue increased by $11.2 million in 2016, compared to an increase of $8.6 million in 2015.
Professional Services and Other
Professional services and other revenue for 2016 increased by 41%, or $18.8 million, to $65.0 million, compared to 2015. The increase in professional services and other revenue for 2016 was primarily due to increased professional services activity, including contributions from recent acquisitions, and also due to revenue recognized from several large projects as we reached milestones for those projects. Deferred professional services and other revenue increased by $2.5 million in 2016, compared to a decrease of $5.7 million in 2015.

Cost of Revenue and Gross Profit

	Year ended December 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$7,585	6%	$10,231	9%	$(2,646)	(26)%
Subscription and maintenance support	46,717	32	38,602	34	8,115	21
Professional services and other	36,875	57	28,925	63	7,950	27
Total cost of revenue	$91,177	27%	$77,758	28%	$13,419	17%
Gross Profit:
License software	$121,728	94%	$109,577	91%	$12,151	11%
Subscription and maintenance support	99,898	68	74,234	66	25,664	35
Professional services and other	28,159	43	17,274	37	10,885	63
Total gross profit	$249,785	73%	$201,085	72%	$48,700	24%
For 2016, our gross margin increased to 73% as compared to 72% in 2015 and our gross profit increased by 24%, or $48.7 million, to $249.8 million. We experienced an increase in gross profit across all of our revenue streams for 2016. The total gross profit growth is primarily due to higher revenue growth relative to the growth in cost of revenue.
For 2016, license software gross margin increased to 94% as compared to 91% in 2015 and license software gross profit increased by 11% to $121.7 million. License software cost of revenue decreased by 26%, or $2.6 million, to $7.6 million in 2016. The decrease in license software cost of revenue was primarily due to a $1.3 million decrease in personnel-related costs and a $0.8 million decrease in equipment and software expenses. The increase in license software gross profit was driven by revenue growth and a decrease in license software cost of revenue.
For 2016, subscription and maintenance support gross margin increased to 68% as compared to 66% in 2015 and subscription and maintenance support gross profit increased by 35% to $99.9 million. Subscription and maintenance support cost of revenue increased by 21%, or $8.1 million, to $46.7 million in 2016. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily investment in our SaaS offerings. The increase was primarily due to a $2.1 million increase in personnel-related costs, a $4.9 million increase in operational costs associated with hosting our SaaS offerings and $0.7 million increase in third party software maintenance costs. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For 2016, professional services and other gross margin increased to 43% as compared to 37% in 2015 and professional services and other gross profit increased by 63% to $28.2 million. Professional services and other cost of revenue increased by 27%, or $8.0 million, to $36.9 million in 2016. The increase in professional services and other cost of revenue was primarily due to a $7.3 million increase in personnel-related costs, which includes the impact of recent acquisitions. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Year ended December 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$107,142	31%	$83,806	30%	$23,336	28%
Research and development	77,202	23	60,749	22	16,453	27
General and administrative	49,934	15	41,287	15	8,647	21
Total operating expenses	$234,278	69%	$185,842	67%	$48,436	26%
Sales and Marketing. Sales and marketing expense increased by 28%, or $23.3 million, to $107.1 million for 2016. The increase was primarily due to a $18.0 million increase in personnel-related costs, a $1.8 million increase in travel expenses, a $0.8 million increase in equipment and software expenses and a $2.1 million increase in marketing program expenses, partially offset by a $1.2 million decrease in outside consulting expenses.
Research and Development. Research and development expense increased by 27%, or $16.5 million, to $77.2 million for 2016. The increase was primarily due to a $13.1 million increase in personnel-related costs, a $1.4 million increase in consulting expenses, a $0.7 million increase in overhead costs, primarily related to increase in depreciation and rent expenses, and a $0.5 million increase in equipment and software expenses. This increase in expenses was primarily driven by the acquisitions we made during 2016.
General and Administrative. General and administrative expense increased by 21%, or $8.6 million, to $49.9 million for 2016. The increase was primarily related to a $6.5 million increase in personnel-related costs and a $0.5 million increase in consulting expenses. This increase in expenses was primarily driven by the acquisitions we made during 2016.
Income from Operations
We had income from operations of $15.5 million for 2016, compared to $15.2 million in 2015.
Other Expense

	Year ended December 31,				Period-to-Period Change
	2016		2015
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$15,756	5%	$10,656	3%	$5,100	48%
Interest income	(2,680)	1	(1,270)	*	(1,410)	111
Other, net	155	*	5,714	2	(5,559)	97
Total other expense, net	$13,231	6%	$15,100	5%	$(1,869)	(12)%

*	Less than 1%
Total other expense, net decreased by $1.9 million for 2016 compared to 2015. The decrease in total other expenses, net was related to a $1.4 million increase in interest income related to our investments, a decrease of $1.4 million in foreign currency translation losses related to the revaluation of foreign denominated trade receivables compared to prior year and the loss of $4.2 million related to the repurchase of a portion of the 2018 Notes in 2015. This decrease was partially offset by an increase in interest expense of $5.1 million related to our Notes.
Provision for Income Taxes
Provision for income taxes was $1.5 million for the year ended December 31, 2016, compared to an immaterial amount for the year ended December 31, 2015. For the year ended December 31, 2016, the tax provision was primarily impacted by an increase in the valuation allowance for some of our foreign jurisdictions and non-deductible share-based compensation partially offset by research tax credits generated in 2016 and prior years. The increase in the income tax provision in 2016 compared to 2015 was primarily related to an increase in our valuation allowance and jurisdictional mix in earnings, partially offset by research and development credits generated in 2016 and prior years.

Comparison of the Years Ended December 31, 2015 and 2014
Revenue

	Year ended December 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$119,808	43%	$103,311	47%	$16,497	16%
Subscription and maintenance support	112,836	40	92,492	43	20,344	22
Professional services and other	46,199	17	21,054	10	25,145	119
Total revenue	$278,843	100%	$216,857	100%	$61,986	29%
Revenue by Geography:
North America	$180,791	65%	$112,198	52%	$68,593	61%
EMEA	61,187	22	54,950	25	6,237	11
Emerging Markets	36,865	13	49,709	23	(12,844)	(26)
Total revenue	$278,843	100%	$216,857	100%	$61,986	29%
Total revenue for 2015 increased by 29%, or $62.0 million, to $278.8 million, compared to 2014. This growth was driven by a 16% increase in license software revenue, a 22% increase in subscription and maintenance support revenue and a 119% increase in professional services and other revenue. Deferred revenue increased by $9.6 million for 2015, compared to an increase of $23.8 million in 2014.
North America revenue for 2015 increased by 61%, or $68.6 million, to $180.8 million, compared to 2014. The increase in North America revenue in 2015 was primarily due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
EMEA revenue for 2015 increased by 11%, or $6.2 million, to $61.2 million, compared to 2014. The increase in EMEA revenue in 2015 was primarily due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
Emerging Markets revenue for 2015 decreased by 26%, or $12.8 million, to $36.9 million, compared to 2014. The decrease in Emerging Markets revenue was primarily due to the recognition of revenue in the prior year related to a multi-year project for an Emerging Markets service provider customer.
License Software
License software revenue for 2015 increased by 16%, or $16.5 million, to $119.8 million, compared to 2014. The increase in revenue for 2015 reflects an increase in license software revenue in North America and EMEA, partially offset by a decrease in license software revenue in Emerging Markets. Deferred license software revenue increased by $6.7 million in 2015, compared to an increase of $6.3 million in 2014.
Subscription and Maintenance Support
Subscription and maintenance support revenue for 2015 increased by 22%, or $20.3 million, to $112.8 million, compared to 2014. The increase in subscription and maintenance support revenue was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our maintenance support revenue. Our SaaS subscription revenue for 2015 increased by $8.9 million to $34.6 million, compared to 2014. Our maintenance support revenue grew as a result of growth in the installed base of our customers who purchase maintenance support. Deferred subscription and maintenance support revenue increased by $8.6 million in 2015, compared to an increase of $5.8 million in 2014.
Professional Services and Other
Professional services and other revenue for 2015 increased by 119%, or $25.1 million, to $46.2 million, compared to 2014. The increase in professional services and other revenue for 2015 was primarily due to revenue recognized from several large projects as we reached milestones for those projects, and also due to increased professional services activity, including contributions from recent acquisitions. Deferred professional services and other revenue decreased by $5.7 million in 2015, compared to an increase of $11.7 million in 2014.
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
For 2015, gross margin decreased to 72% as compared to 73% in 2014 and our gross profit increased by 26%, or $41.9 million, to $201.1 million. We experienced an increase in gross profit across all of our revenue streams for 2015. The total gross profit growth was primarily due to higher revenue growth relative to the growth in cost of revenue.
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
For 2015, subscription and maintenance support gross margin increased to 66% as compared to 64% in 2014 and subscription and maintenance support gross profit increased by 25% to $74.2 million. Subscription and maintenance support cost of revenue increased by 17%, or $5.6 million, to $38.6 million in 2015. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily investment in our SaaS offerings, including a $3.0 million increase in personnel-related costs and a $2.5 million increase in operating costs associated with hosting our SaaS solutions. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
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
Income from Operations
We had income from operations of $15.2 million for 2015, compared to $6.6 million in 2014.
Other Expense

	Year ended December 31,				Period-to-Period Change
	2015		2014
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$10,656	3%	$7,706	3%	$2,950	38%
Interest income	(1,270)	*	(530)	*	(740)	140
Other, net	5,714	2	1,300	1	4,414	340
Total other expense, net	$15,100	5%	$8,476	4%	$6,624	78%

*	Less than 1%
Total other expense, net increased by $6.6 million for 2015 compared to 2014. The increase in total other expenses was related to the loss of $4.2 million related to the repurchase of a portion of the 2018 Notes, interest expense of $3.2 million related to the 2022 Notes and a $0.7 million increase in foreign currency translation losses related to the revaluation of foreign denominated trade receivables compared to 2014, partially offset by an increase in interest income of $0.7 million related to our investments and a decrease in interest expense of $0.7 million related to the 2018 Notes.
Benefit from Income Taxes
Benefit from income taxes was an immaterial amount for the year ended December 31, 2015, compared to $2.2 million for the year ended December 31, 2014. For the year ended December 31, 2015, the tax provision was primarily impacted by research tax credits generated in 2015 and prior years, partially offset by non-deductible share-based compensation. The decrease in the income tax benefit in 2015 compared to 2014 was primarily related to the release of a valuation allowance in 2014 due to expected realization of our deferred tax assets in certain foreign jurisdictions.

Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities. Cash flow from operations was $67.1 million, $44.8 million and $54.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following table presents a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$82,993	$175,857
Accounts receivable, net	121,817	108,113
Working capital	227,778	234,506

	Year ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities	$67,097	$44,786	$54,759
Investing activities	(156,087)	(88,011)	(17,558)
Financing activities	(2,467)	118,918	(4,135)
Our cash and cash equivalents at December 31, 2016 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes.
Operating Activities
Operating activities consist primarily of net income adjusted for changes in other current and long-term assets and liabilities and non-cash items. Non-cash items primarily consist of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, non-cash interest on convertible debt, tax windfall benefits from stock option exercises and amortization of software licenses.
For the year ended December 31, 2016, net cash provided by operating activities was $67.1 million, compared to $44.8 million for 2015. The increase was primarily due to an increase from the aggregate changes in non-cash items of $21.5 million and increase in net income of $0.6 million, partially offset by a $0.2 million decrease from the net change in other current and long-term assets and liabilities.
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
For the year ended December 31, 2014, net cash provided by operating activities was $54.8 million, compared to $31.9 million in 2013. The increase was primarily due to a $11.4 million increase from the aggregate changes in non-cash items and a $11.5 million increase from the net change in other current and long-term assets and liabilities.
Investing Activities
Our investing activities have consisted primarily of purchases of marketable securities, property and equipment and the acquisitions of businesses.
For the year ended December 31, 2016, net cash used in investing activities was $156.1 million, compared to $88.0 million for 2015. This increase was primarily attributable to a $51.7 million increase in net purchases of marketable securities, $13.5 million increase in cash used for acquisitions and a $2.9 million increase in purchases of property and equipment.

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
Financing Activities
Our financing activities have consisted primarily of net proceeds from the exercises of stock options and taxes paid on the vesting of restricted stock units.
For the year ended December 31, 2016, net cash used in financing activities was $2.5 million, compared to net cash provided by financing activities of $118.9 million for 2015. Net cash used in financing activities in 2016 consisted of proceeds from the exercise of stock options of $15.2 million, partially offset by taxes paid on the vesting of restricted stock units of $17.9 million.
For the year ended December 31, 2015, net cash provided by financing activities was $118.9 million, compared to net cash used in financing activities of $4.1 million for 2014. Net cash provided by financing activities in 2015 consisted of proceeds from the 2022 Notes of $194.8 million and proceeds from the exercise of stock options of $6.2 million, partially offset by our repurchase of a portion of the 2018 Notes for $48.6 million, our repurchase of 790,880 shares of our common stock for $25.0 million, and taxes paid on the vesting of restricted stock units of $10.3 million.
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
Borrowings and Credit Facilities
2022 Convertible Senior Notes
In September 2015, we issued $201.3 million aggregate principal amount of the 2022 Notes, with net proceeds of $194.8 million. The 2022 Notes are general unsecured obligations, with interest payable semi-annually in cash at a rate of 1.0% per annum, and will mature on September 1, 2022, unless earlier repurchased, redeemed or converted.
The initial conversion rate for the 2022 Notes is $38.72 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption on or after September 1, 2019, we will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. See Note 9, Borrowings, contained elsewhere in this Annual Report on Form 10-K for additional details about the 2022 Notes.
2018 Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of our 2018 Notes, with net proceeds of $116 million. The 2018 Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
Concurrently with the closing of the 2022 Notes offering, we repurchased $50.9 million principal amount of the 2018 Notes in privately negotiated transactions for an aggregate purchase price of $53.4 million.
The initial conversion rate for the 2018 Notes is $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, we will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. See Note 9, Borrowings, contained elsewhere in this Annual Report on Form 10-K for additional details about the 2018 Notes.
Operating and Capital Expenditure Requirements

We believe that the cash generated from operations, our current cash, cash equivalents and short-term and long-term investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to grow, through organic growth and acquisitions, as we increase headcount, expand our business activities, grow our customer base and implement and enhance our information technology systems. As sales grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of December 31, 2016 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	2017	2018-2019	2020-2021	After 2021
Convertible senior notes, including interest * ^	$283,985	$3,049	$73,648	$4,025	$203,263
Operating lease obligations	21,563	5,807	8,195	4,082	3,479
Total	$305,548	$8,856	$81,843	$8,107	$206,742

*
Contractual interest obligations related to our Notes totaled $13.6 million at December 31, 2016, including $3.1 million, $4.5 million, $4.0 million and $2.0 million due in years 2017, 2018-2019, 2020-2021 and thereafter, respectively.

^	Principal payment obligations for the 2018 Notes are $69.1 million, due in July 2018, and principal payment obligations for the 2022 Notes are $201.3 million, due in September 2022.
As of December 31, 2016, we had unrecognized tax benefits of $8.6 million. We do not expect to recognize any of these benefits in 2017. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$7,585	$10,231	$9,755
(percent of related revenue)	6%	9%	9%
Less:
Stock-based compensation expense	584	1,017	738
Amortization of acquired intangible assets	1,452	1,718	871
Non-GAAP license cost of revenue	$5,549	$7,496	$8,146
(percent of related revenue)	4%	6%	8%

GAAP subscription and maintenance support cost of revenue	$46,717	$38,602	$32,984
(percent of related revenue)	32%	34%	36%
Less:
Stock-based compensation expense	3,423	3,006	2,287
Amortization of acquired intangible assets	4,456	3,977	4,520
Non-GAAP subscription and maintenance support cost of revenue	$38,838	$31,619	$26,177
(percent of related revenue)	26%	28%	28%

GAAP professional services and other cost of revenue	$36,875	$28,925	$14,955
(percent of related revenue)	57%	63%	71%
Less:
Stock-based compensation expense	4,333	3,204	837
Amortization of acquired intangible assets	700	408	-
Non-GAAP professional services and other cost of revenue	$31,842	$25,313	$14,118
(percent of related revenue)	49%	55%	67%

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Non-GAAP gross profit:
GAAP gross profit	$249,785	$201,085	$159,163
(percent of total revenue)	73%	72%	73%
Plus:
Stock-based compensation expense	8,340	7,227	3,862
Amortization of acquired intangible assets	6,608	6,103	5,391
Non-GAAP gross profit	$264,733	$214,415	$168,416
(percent of total revenue)	78%	77%	78%

GAAP license gross profit	$121,728	$109,577	$93,556
(percent of related revenue)	94%	91%	91%
Plus:
Stock-based compensation expense	584	1,017	738
Amortization of acquired intangible assets	1,452	1,718	871
Non-GAAP license gross profit	$123,764	$112,312	$95,165
(percent of related revenue)	96%	94%	92%

GAAP subscription and maintenance support gross profit	$99,898	$74,234	$59,508
(percent of related revenue)	68%	66%	64%
Plus:
Stock-based compensation expense	3,423	3,006	2,287
Amortization of acquired intangible assets	4,456	3,977	4,520
Non-GAAP subscription and maintenance support gross profit	$107,777	$81,217	$66,315
(percent of related revenue)	74%	72%	72%

GAAP professional services and other gross profit	$28,159	$17,274	$6,099
(percent of related revenue)	43%	37%	29%
Plus:
Stock-based compensation expense	4,333	3,204	837
Amortization of acquired intangible assets	700	408	—
Non-GAAP professional services and other gross profit	$33,192	$20,886	$6,936
(percent of related revenue)	51%	45%	33%

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Non-GAAP income from operations:
GAAP income from operations	$15,507	$15,243	$6,574
(percent of total revenue)	5%	5%	3%
Plus:
Stock-based compensation expense	51,507	40,444	30,273
Amortization of acquired intangible assets	6,608	6,103	5,391
Non-GAAP income from operations	$73,622	$61,790	$42,238
(percent of total revenue)	22%	22%	19%

GAAP operating expense	$234,278	$185,842	$152,589
(percent of total revenue)	69%	67%	70%
Less:
Stock-based compensation expense	43,167	33,217	26,411
Non-GAAP operating expense	$191,111	$152,625	$126,178
(percent of total revenue)	56%	55%	58%

GAAP sales and marketing expense	$107,142	$83,806	$69,471
(percent of total revenue)	31%	30%	32%
Less:
Stock-based compensation expense	18,056	13,821	9,856
Non-GAAP sales and marketing expense	$89,086	$69,985	$59,615
(percent of total revenue)	26%	25%	27%

GAAP research and development expense	$77,202	$60,749	$50,125
(percent of total revenue)	23%	22%	23%
Less:
Stock-based compensation expense	15,062	11,844	10,164
Non-GAAP research and development expense	$62,140	$48,905	$39,961
(percent of total revenue)	18%	18%	18%

GAAP general and administrative expense	$49,934	$41,287	$32,993
(percent of total revenue)	15%	15%	15%
Less:
Stock-based compensation expense	10,049	7,552	6,391
Non-GAAP general and administrative expense	$39,885	$33,735	$26,602
(percent of total revenue)	12%	12%	12%

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net income	$816	$179	$296
(percent of total revenue)	*	*	*
Adjusted for:
Stock-based compensation expense	51,507	40,444	30,273
Amortization of acquired intangible assets	6,608	6,103	5,391
Non-cash interest expense on our convertible senior notes	12,683	8,617	5,906
Foreign currency transaction losses (gains)	201	1,962	1,300
Loss on repurchase of convertible senior notes	—	3,752	—
Non-cash tax provision	(738)	(2,477)	(3,018)
Non-GAAP net income	$71,078	$58,580	$40,148
(percent of total revenue)	21%	21%	19%

GAAP net income per basic common share	$0.03	$0.01	$0.01
Adjusted for:
Stock-based compensation expense	1.74	1.39	1.06
Amortization of acquired intangible assets	0.22	0.21	0.19
Non-cash interest expense on our convertible senior notes	0.43	0.30	0.21
Foreign currency transaction losses (gains)	0.01	0.07	0.05
Loss on repurchase of convertible senior notes	—	0.13	—
Non-cash tax provision	(0.02)	(0.09)	(0.11)
Non-GAAP net income per basic common share	$2.40	$2.01	$1.40

GAAP net income per diluted common share	$0.03	$0.01	$0.01
Adjusted for:
Stock-based compensation expense	1.67	1.36	1.03
Amortization of acquired intangible assets	0.21	0.20	0.18
Non-cash interest expense on our convertible senior notes	0.41	0.29	0.20
Foreign currency transaction losses (gains)	0.01	0.07	0.04
Loss on repurchase of convertible senior notes	—	0.13	—
Non-cash tax provision	(0.02)	(0.08)	(0.10)
Non-GAAP net income per diluted common share	$2.30	$1.96	$1.37

*	Less than 1%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. As of December 31, 2016, we had not used derivative financial instruments for speculative, hedging or trading purposes, however, beginning in the first quarter of 2017, we began using a hedging program to manage foreign currency exchange risk and in the future we may enter into interest rate hedging arrangements to manage interest rate risk.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At December 31, 2016, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however, we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, India and Canada. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, we believe this exposure is not material at this time. As we continue to grow our international operations, our exposure to foreign currency risk will likely become more significant. As of December 31, 2016, we had not used risk management techniques to hedge the risks associated with these fluctuations; however, beginning in the first quarter of 2017, we began using a hedging program.
Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at December 31, 2016, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $2.6 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BroadSoft, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BroadSoft, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Baltimore, Maryland
February 23, 2017

BroadSoft, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$82,993	$175,857
Short-term investments	136,428	72,531
Accounts receivable, net of allowance for doubtful accounts of $108 and $85 at December 31, 2016 and December 31, 2015, respectively	121,817	108,113
Other current assets	17,431	13,155
Total current assets	358,669	369,656
Long-term assets:
Property and equipment, net	22,626	19,481
Long-term investments	144,159	102,385
Intangible assets, net	27,839	18,835
Goodwill	82,758	72,275
Deferred tax assets	7,042	1,661
Other long-term assets	8,107	8,081
Total long-term assets	292,531	222,718
Total assets	$651,200	$592,374
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$33,854	$28,667
Deferred revenue, current portion	97,037	106,483
Total current liabilities	130,891	135,150
Convertible senior notes	201,015	188,331
Deferred revenue	12,152	4,571
Other long-term liabilities	5,908	7,289
Total liabilities	$349,966	$335,341
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at December 31, 2016 and December 31, 2015; no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at December 31, 2016 and December 31, 2015; 30,353,127 and 29,080,197 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	304	291
Additional paid-in capital	383,268	333,153
Accumulated other comprehensive loss	(21,845)	(13,810)
Accumulated deficit	(60,493)	(62,601)
Total stockholders’ equity	301,234	257,033
Total liabilities and stockholders’ equity	$651,200	$592,374
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
License software	$129,313	$119,808	$103,311
Subscription and maintenance support	146,615	112,836	92,492
Professional services and other	65,034	46,199	21,054
Total revenue	340,962	278,843	216,857
Cost of revenue:
License software	7,585	10,231	9,755
Subscription and maintenance support	46,717	38,602	32,984
Professional services and other	36,875	28,925	14,955
Total cost of revenue	91,177	77,758	57,694
Gross profit	249,785	201,085	159,163
Operating expenses:
Sales and marketing	107,142	83,806	69,471
Research and development	77,202	60,749	50,125
General and administrative	49,934	41,287	32,993
Total operating expenses	234,278	185,842	152,589
Income from operations	15,507	15,243	6,574
Other expense:
Interest expense	15,756	10,656	7,706
Interest income	(2,680)	(1,270)	(529)
Other, net	155	5,714	1,300
Total other expense, net	13,231	15,100	8,477
Income (loss) before income taxes	2,276	143	(1,903)
Provision for (benefit from) income taxes	1,460	(36)	(2,199)
Net income	$816	$179	$296
Net income per common share:
Basic	$0.03	$0.01	$0.01
Diluted	$0.03	$0.01	$0.01
Weighted average common shares outstanding:
Basic	29,670	29,113	28,654
Diluted	30,898	29,818	29,365
Stock-based compensation expense included above:
Cost of revenue	$8,340	$7,227	$3,862
Sales and marketing	18,056	13,821	9,856
Research and development	15,062	11,844	10,164
General and administrative	10,049	7,552	6,391
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$816	$179	$296
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8,667)	(5,418)	(6,061)
Unrealized gain (loss) on investments	632	(680)	(126)
Total other comprehensive loss, net of tax	(8,035)	(6,098)	(6,187)
Comprehensive loss	$(7,219)	$(5,919)	$(5,891)
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Total Stockholders' Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2013	$192,859	28,305	$283	$232,183	$(1,525)	$(38,082)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of early exercise of stock options and withholding tax	(7,085)	638	7	(7,092)	—	—
Stock-based compensation expense	30,225	—	—	30,225	—	—
Tax windfall benefits on exercises of stock options	2,853	—	—	2,853	—	—
Foreign currency translation adjustment	(6,061)	—	—	—	(6,061)	—
Unrealized loss on investments	(126)	—	—	—	(126)	—
Net income	296	—	—	—	—	296
Balance December 31, 2014	$212,961	28,943	$290	$258,169	$(7,712)	$(37,786)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(4,110)	928	9	(4,119)	—	—
Repurchase of common stock	(25,002)	(791)	(8)	—	—	(24,994)
Equity component of 2022 convertible senior notes issuance, net of issuance costs	67,792	—	—	67,792	—	—
Equity component of 2018 convertible senior notes repurchase	(6,751)	—	—	(6,751)	—	—
Deferred tax liability related to convertible senior notes, net	(23,503)	—	—	(23,503)	—	—
Stock-based compensation expense	40,938	—	—	40,938	—	—
Tax windfall benefits on exercises of stock options	627	—	—	627	—	—
Foreign currency translation adjustment	(5,418)	—	—	—	(5,418)	—
Unrealized loss on investments	(680)	—	—	—	(680)	—
Net income	179	—	—	—	—	179
Balance December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
Issuance of common stock for exercise of stock options and vesting of RSUs and PSUs, net of effect of withholding tax	(2,763)	1,273	13	(2,776)	—	—
Stock-based compensation expense	52,469	—	—	52,469	—	—
Tax windfall benefits on exercises of stock options	1,714	—	—	422	—	1,292
Foreign currency translation adjustment	(8,667)	—	—	—	(8,667)	—
Unrealized gain on investments	632	—	—	—	632	—
Net income	816	—	—	—	—	816
Balance December 31, 2016	$301,234	30,353	$304	$383,268	$(21,845)	$(60,493)
The accompanying notes are an integral part of these consolidated financial statements.

BroadSoft, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$816	$179	$296
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,993	15,836	12,391
Amortization of software licenses	3,401	2,848	3,342
Stock-based compensation expense	51,507	40,444	30,273
Provision for doubtful accounts	313	4	274
Benefit from deferred income taxes	(2,031)	(2,741)	(3,477)
Excess tax benefits related to stock-based compensation	(296)	(1,809)	(2,950)
Payment of original notes issuance discount	—	(1,094)	—
Non-cash interest expense on convertible senior notes	12,684	8,617	5,906
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,499)	(23,935)	(14,806)
Other current and long-term assets	(7,606)	(4,896)	(4,056)
Accounts payable, accrued expenses and other long-term liabilities	4,815	2,234	4,655
Current and long-term deferred revenue	(2,000)	9,099	22,911
Net cash provided by operating activities	67,097	44,786	54,759
Cash flows from investing activities:
Purchases of property and equipment	(15,738)	(12,876)	(10,523)
Payments for acquisitions, net of cash acquired	(34,678)	(21,172)	(3,650)
Purchases of marketable securities	(281,111)	(252,467)	(122,991)
Proceeds from sale of marketable securities	106,355	128,827	10,000
Proceeds from maturities of marketable securities	69,085	69,677	109,042
Change in restricted cash	—	—	564
Net cash used in investing activities	(156,087)	(88,011)	(17,558)
Cash flows from financing activities:
Proceeds from the exercise of stock options	15,181	6,187	710
Taxes paid on vesting of RSUs	(17,944)	(10,297)	(7,795)
Excess tax benefits related to stock-based compensation	296	1,809	2,950
Repurchase of common stock	—	(25,002)	—
Proceeds from issuance of 2022 convertible senior notes, net of issuance costs	—	194,822	—
Repurchase of 2018 convertible senior notes	—	(48,601)	—
Net cash provided by (used in) financing activities	(2,467)	118,918	(4,135)
Effect of exchange rate changes on cash and cash equivalents	(1,407)	(1,379)	(1,389)
Net increase (decrease) in cash and cash equivalents	(92,864)	74,314	31,677
Cash and cash equivalents, beginning of year	175,857	101,543	69,866
Cash and cash equivalents, end of year	$82,993	$175,857	$101,543
Supplemental disclosures:
Cash paid for interest	$3,000	$1,418	$1,801
Cash paid for income taxes	$3,572	$2,377	$1,678
Change in accounts payable and accrued expenses for purchase of property and equipment	$1,523	$2,153	$688

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
Investments in Marketable Securities
Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s consolidated balance sheet as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent temporary changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The transfers from accumulated other comprehensive income into net income is immaterial. The Company’s primary objective when investing excess cash is preservation of principal. The following table summarizes the Company's investments:

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	December 31, 2016		December 31, 2015
	Contracted Maturity	Carrying Value	Contracted Maturity	Carrying Value
		(in thousands)		(in thousands)
Money market funds	demand	$44,962	demand	$123,170
Total cash equivalents		$44,962		$123,170
U.S. agency notes	120 - 156 days	60,103	50 - 365 days	39,467
Commercial paper	137 days	1,993		—
Corporate bonds	10 - 363 days	66,820	12 - 319 days	33,064
Asset-backed securities	107 - 258 days	7,512		—
Total short-term investments		$136,428		$72,531
U.S. agency notes	380 - 516 days	93,922	486 - 851 days	44,175
Corporate bonds	381 - 488 days	42,202	376 - 846 days	58,210
Asset-backed securities	410 - 464 days	8,035		—
Total long-term investments		$144,159		$102,385

The following table summarizes the cost and fair value of the Company's investments at December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$154,272	$12	$(261)	$154,023
Commercial paper	1,993	—	—	1,993
Corporate bonds	109,133	10	(120)	109,023
Asset-backed securities	15,545	4	(1)	15,548
Total investments	$280,943	$26	$(382)	$280,587

The following table summarizes the cost and fair value of the Company's investments at December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$83,977	$—	$(334)	$83,643
Corporate bonds	91,537	2	(266)	91,273
Total investments	$175,514	$2	$(600)	$174,916
Fair Value Measurements
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents*	$44,962	$44,962	$123,170	$123,170
Short and long-term investments	280,587	280,587	174,916	174,916
Total assets	$325,549	$325,549	$298,086	$298,086

BroadSoft, Inc.
Notes to Consolidated Financial Statements

*	Excludes $38.0 million and $52.7 million of operating cash balances as of December 31, 2016 and 2015, respectively.
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

	December 31, 2016	Level 1	Level 2	Level 3
Money market funds	$44,962	$44,962	$—	$—
Total cash equivalents*	44,962	44,962	—	—
U.S. agency notes	154,024	—	154,024	—
Commercial paper	1,993	—	1,993	—
Corporate bonds	109,022	—	109,022	—
Asset-backed securities	15,548	—	15,548	—
Total investments	280,587	—	280,587	—
Total cash equivalents and investments	$325,549	$44,962	$280,587	$—

	December 31, 2015	Level 1	Level 2	Level 3
Money market funds	$123,170	$123,170	$—	$—
Total cash equivalents*	123,170	123,170	—	—
U.S. agency notes	83,643	—	83,643	—
Corporate bonds	91,273	—	91,273	—
Total investments	174,916	—	174,916	—
Total cash equivalents and investments	$298,086	$123,170	$174,916	$—

*	Excludes $38.0 million and $52.7 million of operating cash balances as of December 31, 2016 and 2015, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the years ended

BroadSoft, Inc.
Notes to Consolidated Financial Statements

December 31, 2016 and 2015, there were no assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
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
The following customers represented 10% or more of revenue for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	Revenue
Company A	*	*	13%
Company B	10%	*	*

*	Represented less than 10%
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
Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets per the table below:

Equipment	3 - 5 years
Software	1.5 - 3 years
Furniture and fixtures	5 years
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The Company has determined that it has one reporting unit, BroadSoft, Inc., which is the consolidated entity. Based on the Company’s completion of the first step of the two-step goodwill impairment test, there was no indication of impairment as of December 31, 2016, 2015 or 2014. (See Note 4 Goodwill and Intangibles.)
Identifiable Intangible Assets
The Company acquired intangible assets in connection with certain of its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on the Company’s historical use of similar assets and the expectation of future realization of revenue attributable to the intangible assets. In those cases where the Company determines that the useful life of an intangible asset should be shortened, the Company amortizes the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company did not revise the useful life estimates attributed to any of the Company’s intangible assets during the years ended December 31, 2016, 2015 or 2014. (See Note 4 Goodwill and Intangibles.)
The estimated useful lives used in computing amortization are as follows:

Customer relationships	3 - 8 years
Developed technology	2 - 6 years
Trade names	1 - 7 years
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which the Company would compute using a discounted cash flow approach. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets during the years ended December 31, 2016, 2015 or 2014.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Deferred Financing Costs
The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense.
Revenue Recognition
The Company’s revenue is generated from the sales of software licenses and related maintenance for those licenses, subscription and usage fees related to the SaaS offerings and professional services. The Company’s software licenses, subscription and maintenance contracts and professional services are sold directly through its own sales force and indirectly through distribution partners.

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
The Company’s subscription revenue is generated from a recurring fee and/or a usage based fee from customers purchasing the Company's SaaS offerings. Under these arrangements, the Company is generally paid a recurring fee calculated based on the number of seats and type of service purchased or a usage fee based on the actual number of transactions. Revenue related to the recurring fee is recognized ratably over the contract term beginning with the date our service is made available to the customer. The usage fee is recognized as revenue in the period in which the transactions occur. Subscription agreements do not provide customers with the right to take possession of the underlying software at any time.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Professional Services and Other
Revenue from professional services includes implementation, training and consulting and design and customization services. Professional services are generally either daily-rate or fixed-fee arrangements. Revenue from daily-rate arrangements is typically recognized as services are performed. Revenue related to fixed-fee arrangements are typically recognized upon completion of all of the deliverables. Services are generally not considered essential to the functionality of the licensed software.
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
The Company capitalized $3.5 million and $2.2 million in internal-use software during the years ended December 31, 2016 and 2015, respectively. Capitalized internal-use software is included in property and equipment.
The Company recorded amortization expense related to these assets of $1.9 million, $1.5 million and $0.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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
Deferred revenue consists of the following (in thousands):

	December 31, 2016	December 31, 2015
License software	$17,662	$33,200
Subscription and maintenance support	72,559	61,399
Professional services and other	18,968	16,455
Total	$109,189	$111,054

Current portion	$97,037	$106,483
Non-current portion	12,152	4,571
Total	$109,189	$111,054
Cost of Revenue
Cost of revenue includes (a) royalties and other fees paid to third parties whose technology or products are sold as part of the Company’s products, (b) direct costs to manufacture and distribute product, (c) direct costs to provide product support and professional support services, (d) direct costs associated with delivery of the Company's SaaS offerings and (e) amortization expense related to acquired intangible assets.
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
The Company currently has significant deferred tax assets, primarily resulting from net operating loss carryforwards, deferred revenue and stock-based compensation expense. The Company has a valuation allowance of $1.8 million against its net deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.
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
Stock-Based Compensation
The Company applies the fair value method for determining the cost of stock-based compensation for employees, directors and consultants. Under this method, the total cost of a stock option grant is measured based on the estimated fair value of the stock option award at the date of the grant, using the Black-Scholes valuation model. The fair value of a restricted stock unit ("RSU") is based on the market value of the Company’s common stock on the date of grant. The fair value of a performance stock unit ("PSU") is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests. The fair value of PSUs with a market condition is estimated on the date of

BroadSoft, Inc.
Notes to Consolidated Financial Statements

award, using a Monte Carlo simulation valuation model to estimate the total return ranking of the Company’s stock in relation to the target index of companies over each performance period. Compensation cost on PSUs with a market condition is not adjusted for subsequent changes regardless of the level of ultimate vesting. For service only awards, the total cost related to the portion of awards granted that is ultimately expected to vest is recognized as stock-based compensation expense on a straight-line basis over the requisite service period of the grant. For PSUs, the total cost related to the portion of the awards granted that is ultimately expected to vest is recognized as stock-based compensation expense on a graded basis over the requisite service period of the grant.
Estimated Fair Value of Share-Based Payments
For awards granted subsequent to January 1, 2016, the Company used the Black-Scholes valuation model. For awards granted prior to January 1, 2016, the Company used the binomial options pricing model, or binomial lattice valuation model. The fair value of the stock option awards calculated using Black-Scholes valuation model is consistent with the fair value of the stock option awards calculated using binomial lattice valuation model.
Black-Scholes valuation model requires the input of highly subjective assumptions, including the the expected term of the option, the expected volatility of the price of the Company's common stock, risk-free interest rates, and the expected dividend yield of the Company's common stock. The assumptions used in the Company valuation model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
Fair value of the stock options was estimated at the grant date, using the following weighted average assumptions:

	Year ended December 31,
	2016	2015	2014
Average assumptions:
Risk-free interest rate	1.3%	1.5%	1.7%
Expected dividend yield	—%	—%	—%
Expected volatility	47%	52%	53%
Expected term (years)	5.6 years	6.9 years	7.6 years
The Company has assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of the Company’s employee stock options. The expected term of an option represents the period that Company's stock-based awards are expected to be outstanding and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options. Expected volatility is based on the historical volatility of the Company and comparable public companies.
The Company’s estimate of pre-vesting forfeitures, or forfeiture rate, is based on an analysis of historical behavior by option holders.
Net Income Per Common Share
Basic net income per common share is computed based on the weighted average number of outstanding shares of common stock. Diluted income per common share adjusts the basic weighted average common shares outstanding for the potential dilution that could occur if stock options, RSUs, PSUs and convertible securities were exercised or converted into common stock.
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net income represents the numerator and weighted average common shares outstanding represents the denominator:

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income	$816	$179	$296
Weighted average basic common shares outstanding	29,670	29,113	28,654
Dilutive effect of stock-based awards	976	705	711
Dilutive effect of premium feature of the Notes	252	—	—
Weighted average diluted common shares outstanding	30,898	29,818	29,365
Earnings per share:
Basic	$0.03	$0.01	$0.01
Diluted	$0.03	$0.01	$0.01

Due to the settlement features of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes. The average stock price did not exceed the conversion price for the 2022 Notes for the year ended December 31, 2015 or exceed the conversion price for the 2018 Notes for years ended December 31, 2016, 2015 or 2014.
The weighted average number of shares outstanding used in the computation of diluted income per share does not include the effect of stock-based awards convertible into 730,704, 1,203,399 and 1,369,462 shares for the years ended December 31, 2016, 2015 and 2014 respectively, as the effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these years.
Foreign Currency
The functional currency of operations located outside the United States is the respective local currency. The financial statements of each operation are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenue and expenses. Translation effects are included in accumulated other comprehensive income. The transfers from accumulated other comprehensive income into net income is immaterial.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (''full retrospective method''); or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (''modified retrospective method''). In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.
While we have not yet completed our final review of the impact of the new standard, we expect that the new standard will impact the timing of revenue recognition for certain software and software related contracts. Due to the complexity of our contracts, the actual timing of revenue recognition required under the new standard will be dependent on contract-specific terms. We are still in the process of evaluating the impact of the new standard related to costs incurred to fulfill a contract. We will adopt the new standard on January 1, 2018 using the modified retrospective method. We will continue to evaluate the standard as well as additional changes, modifications or interpretations that may impact our current conclusions.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases: Topic 842 ("ASU 2016-02"), which provides updated guidance on lease accounting. ASU 2016-02 is effective for annual reporting periods beginning after

BroadSoft, Inc.
Notes to Consolidated Financial Statements

December 15, 2018, including interim periods within that annual period, with early adoption permitted. The Company is evaluating the impact of adopting this new standard on its financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"), which provides updated guidance on several aspects of the accounting for share-based payment transactions. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company will adopt this guidance on January 1, 2017. The Company is unable to estimate the impact of adoption as it is dependent upon future stock option exercises which can not be predicted.
In August 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes: Topic 740: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) which requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this new standard on its financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations: Topic 805: Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is evaluating the impact of adopting this new standard on its financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other: Topic 350: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. While the Company continues to assess the potential impact of this standard, the adoption of this standard is not expected to have a material impact on its financial statements.
3. Acquisitions
VoIP Logic LLC
On October 28, 2016, the Company completed its acquisition of all of the outstanding units of VoIP Logic LLC ("VoIP Logic"), a wholesale provider of BroadWorks-based cloud communications services to service providers who want greater control of their platform and to maintain their own administrative systems. This cloud offering was added to the Company's BroadCloud portfolio. The total consideration paid for VoIP Logic was $13.4 million, which was funded with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition, which are included in general and administrative expenses, in the Company’s consolidated statements of operations.
The consolidated financial statements include the results of VoIP Logic from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of October 28, 2016 (in thousands):

Cash and cash equivalents	$69
Accounts receivable	388
Prepaid and other assets	21
Property and equipment	182
Trade name	100
Customer relationships	7,900
Goodwill	5,065
Accounts payable and accrued expenses	(375)
Total consideration	$13,350
Customer relationships represent the fair value of the underlying relationships and agreements with VoIP customers. The trade name and customer relationships are being amortized on a straight-line basis over a period of three and eight years respectively, which in general reflects the estimated cash flows to be generated from such assets.

The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $5.1 million was recorded as goodwill. The goodwill balance is attributable to the assembled workforce and the synergies expected as a result of the acquisition. In accordance with U.S. GAAP, goodwill associated with this acquisition will not be amortized but will be tested for impairment on an annual basis. Goodwill associated with this acquisition is deductible for tax purposes over 15 years.
Transera Communications, Inc.
On February 4, 2016, the Company completed its acquisition of all the stock of Transera Communications, Inc. ("Transera"), which was subsequently renamed BroadSoft Contact Center, Inc. Transera provides cloud-based contact center software and the acquisition enables the Company to offer its customers a comprehensive cloud contact center solution that is complementary to, and integrates with, its BroadWorks and SaaS platform. The total consideration paid for Transera was $19.8 million, which was funded with cash on hand. The Company incurred $0.5 million of transaction costs for financial advisory and legal services related to the acquisition, which are included in general and administrative expenses, in the Company’s consolidated statements of operations.
The consolidated financial statements include the results of Transera from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date of February 4, 2016 (in thousands):

Cash and cash equivalents	$365
Accounts receivable	1,623
Prepaid and other assets	285
Property and equipment	155
Deferred tax assets	3,496
Trade name	160
Customer relationships	4,100
Developed technology	3,050
Goodwill	7,825
Deferred revenue	(111)
Accounts payable and accrued expenses	(1,148)
Total consideration	$19,800
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
mPortal Inc.
On June 3, 2015, the Company completed its acquisition of all of the stock of mPortal Inc. ("mPortal"), a professional services company, which was subsequently within the Company renamed BroadSoft Design, Inc. The acquisition enabled the Company to offer its customers the ability to deliver customizable UC experiences to a wide range of business end users. The total consideration paid for mPortal was $14.8 million. The Company funded the acquisition with $14.3 million of cash on hand and $0.5 million of restricted stock units. The Company incurred $0.7 million of transaction costs for financial advisory and legal services related to the acquisition that are included in general and administrative expenses as incurred, in the Company’s consolidated statements of operations for the year ended December 31, 2015.

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
Pro Forma Financial Information for Acquisitions of mPortal, Transera Communications, Inc. and VoIP Logic (unaudited)
The businesses acquired in 2016 contributed aggregate revenue of $8.8 million and net losses of $5.0 million for the period from the relevant acquisition date to December 31, 2016. The businesses acquired in 2015 contributed aggregate revenue of $7.6 million and net losses of $0.8 million for the period from the acquisition date to December 31, 2015. The acquisitions the Company completed in 2014 were not considered to be material, individually or in the aggregate.
The unaudited pro forma statements of operations data below gives effect to the acquisitions as if they had occurred as of the beginning of the year prior to the acquisition. The following data includes adjustments for amortization of intangibles and acquisition costs. The pro forma information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been in effect for the periods presented.

	Year Ended December 31,
	2016	2015	2014
	(In thousands except per share data)
Revenue	$346,844	$298,974	$233,576
Net (loss) income	1,103	(1,785)	(1,311)
Net (loss) income per common share, basic	$0.04	$(0.06)	$(0.05)
Net (loss) income per common share, diluted	$0.04	$(0.06)	$(0.05)
4.    Goodwill and Intangibles
The Company has concluded it has a single reporting unit. Accordingly, on an annual basis management performs the impairment assessment required under FASB guidelines at the consolidated enterprise level. The Company performed an impairment test of the Company’s goodwill and determined that no impairment of goodwill existed at December 31, 2016 or 2015.
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

Balance, December 31, 2014	$65,303
Increase in goodwill related to acquisitions	9,123
Other	(2,151)
Balance, December 31, 2015	72,275
Increase in goodwill related to acquisitions	13,638
Other	(3,155)
Balance, December 31, 2016	$82,758
For the year ended December 31, 2016, the increase in ''goodwill related to acquisitions'' consists of $5.1 million of goodwill related to the acquisition of VoIP Logic in October 2016, $7.8 million of goodwill related to the acquisition of Transera in February 2016, $0.9 million of goodwill related to the acquisition of an enterprise messaging-based team communication and collaboration software application company in May 2016 and a $(0.2) million measurement period adjustment related to a cloud-based communications provider located in Japan acquired in November 2015.
For the year ended December 31, 2015, the increase in "goodwill related to acquisitions" consists of $3.3 million of goodwill related to the immaterial acquisition of a hosted voice over IP (VoIP) OSS provider in January 2015, $2.5 million of goodwill related to the acquisition of mPortal in June 2015 and $3.3 million of goodwill related to the immaterial acquisition of a cloud-based communications provider located in Japan in November 2015.
Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table.
The Company’s acquired intangible assets are subject to amortization. The following is a summary of intangible assets (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$28,252	$6,259	$21,993	$17,571	$3,721	$13,850
Developed technology	12,952	7,446	5,506	13,277	8,489	4,788
Trade name	550	210	340	298	101	197
Total	$41,754	$13,915	$27,839	$31,146	$12,311	$18,835
Amortization expense on intangible assets was $6.6 million, $5.8 million and $5.4 million in 2016, 2015 and 2014, respectively. In addition, in 2016, 2015 and 2014, the Company retired $4.5 million, $5.9 million and $1.3 million of fully amortized intangible assets, respectively, impacting both the gross carrying amount and accumulated amortization by this amount. As of December 31, 2016, future amortization expense on intangible assets is expected to be as follows (in thousands):

2017	$6,429
2018	5,105
2019	4,729
2020	4,140
2021	2,883
2022 and thereafter	4,553
Total amortization expense	$27,839

BroadSoft, Inc.
Notes to Consolidated Financial Statements

5.    Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Equipment	$31,999	$26,767
Software	16,887	11,460
Furniture and fixtures	2,133	1,645
Leasehold improvements	6,580	5,605
	57,599	45,477
Less accumulated depreciation and amortization	(34,973)	(25,996)
Property and equipment, net	$22,626	$19,481
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2016, 2015 and 2014 was $11.4 million, $9.8 million and $7.0 million, respectively.
6.    Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable and accrued expenses	$14,676	$12,102
Accrued compensation	15,021	11,670
Other	4,157	4,895
	$33,854	$28,667
7.    Software Licenses
The Company has entered into an agreement with a third-party that provides the Company the right to distribute its software on an unlimited basis through December 2020.
For the period from June 2012 to May 2016, the Company had a fixed cost associated with these distribution rights of $10.2 million, which was amortized to cost of revenue over the four-year period beginning June 2012, based on the straight line method.
For the period from June 2016 to December 2020, the Company has a fixed cost associated with these distribution rights of $17.3 million, and if annual billed license software revenue over the extended term exceeds $850 million, the Company will be required to pay additional fees. The $17.3 million is being amortized to cost of revenue over the extended term beginning in June 2016, based on the straight line method.
Amortization expense related to these agreements was $3.3 million, $2.6 million and $2.6 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

8.    Income Taxes
The following table presents the components of the income before income taxes and the provision for (benefit from) income taxes (in thousands):

	Year ended December 31,
	2016	2015	2014
Income (loss) before income taxes:
United States	$4,260	$(1,488)	$(4,769)
Foreign	(1,984)	1,631	2,866
Income (loss) before income taxes	$2,276	$143	$(1,903)

Provision for (benefit from) income taxes:
Current:
Federal and state	$848	$965	$4,718
Foreign	2,571	3,244	1,726
Total current	$3,419	$4,209	$6,444
Deferred:
Federal and state	$(2,354)	$(4,018)	$(5,360)
Foreign	395	(227)	(3,283)
Total deferred	$(1,959)	$(4,245)	$(8,643)
Provision for (benefit from) income taxes	$1,460	$(36)	$(2,199)
The following table presents the components of net deferred tax assets (liabilities) and the related valuation allowance (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry-forward	$2,795	$2,509
Deferred revenue	8,718	8,296
Depreciation and amortization	1,581	1,428
Research tax credit carry-forward	4,961	2,869
Accrued expenses	1,565	2,927
Stock-based compensation	10,094	8,181
Other	10,136	7,726
Total deferred tax assets	$39,850	$33,936
Valuation allowance	(1,813)	(312)
Net deferred tax assets	$38,037	$33,624
Deferred tax liabilities:
Acquired intangibles	$(7,734)	$(6,181)
Convertible debt discount	(23,978)	(28,213)
Other	(177)	(537)
Total deferred tax liabilities	$(31,889)	$(34,931)
Net deferred tax assets	$6,148	$(1,307)

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The Company has $34.4 million and $35.9 million of U.S. net operating loss carryforwards as of December 31, 2016 and 2015, respectively. Additionally, the Company has $16.5 million and $11.1 million of tax credit carryforwards for tax return purposes as of December 31, 2016 and 2015, respectively. The U.S. net operating loss and tax credit carryforwards are scheduled to begin to expire in 2019 and 2020, respectively.
The Company has excluded certain U.S. net operating loss carryforwards from the calculation of deferred tax assets presented above, as they represent excess stock option deductions that do not reduce the Company’s income taxes payable. The excess tax benefits associated with stock option exercises and restricted stock vesting are recorded directly to stockholders' equity when realized. The Company uses a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under the FASB's updated authoritative guidance on share-based payments. Accordingly, the Company recognizes the benefits of carryforwards in the following order: (a) net operating losses from items other than excess stock option deductions; (b) other tax credit carryforwards from items other than excess stock option deductions; and (c) net operating losses from excess stock option deductions. The amount of excess tax benefits not included in the deferred tax assets were $19.6 million and $17.9 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the excess tax benefits not recognized are related to net operating losses of $34.4 million (tax effect of $12.8 million) and foreign tax credits of $4.2 million.
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
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. A portion of the Company’s net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company does not expect that this limitation will impact its ability to utilize all of our net operating losses prior to their expiration.
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
As of December 31, 2016, the Company has a remaining valuation allowance of $1.8 million, which relates to certain foreign NOLs that are not more likely than not to be realized. The Company will continue to evaluate the need for a valuation allowance in foreign jurisdictions and may remove the valuation allowance in subsequent periods, which may have an impact on the results of operations.
The following table presents the provisions for income taxes compared with income taxes based on the federal statutory tax rate of 35% (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2016	2015	2014
Tax provision (benefit) based on federal statutory rate	$800	$50	$(666)
State taxes	411	490	430
Impact of foreign operations	180	201	(508)
Other permanent items	414	144	193
IRC 162(m) add back	699	222	456
Stock-based compensation	1,202	1,096	1,002
Change in income tax valuation allowance	1,506	16	(2,804)
Business tax credits	(4,357)	(2,302)	(2,314)
Finland intellectual property transfer	(387)	(324)	(81)
Meals and entertainment	464	432	198
Acquisition costs	163	248	128
Change in tax rates	365	(309)	1,767
Provision for (benefit from) income taxes	$1,460	$(36)	$(2,199)
The Company has separately disclosed the tax effect of items in excess of $0.3 million.
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
During the year ended December 31, 2016, the Company's unrecognized income tax benefits increased primarily due to an increase in our research and development tax credit study for 2016 and prior years, permanent establishment exposure for a few of our branches, as well as an anticipated accounting method change for our US jurisdictions. During the years ended December 31, 2015 and 2014, there was no material adjustment in the liability for unrecognized income tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Unrecognized tax benefits balance at January 1,	$4,927	$4,619	$4,875
Additions for tax positions of prior years	1,395	413	243
Additions for tax provisions of current year	2,449	453	—
Settlements of tax positions of prior years	(146)	(558)	(499)
Unrecognized tax benefits balance at December 31,	$8,625	$4,927	$4,619

The amount of the unrecognized tax benefit if realized that would impact the rate is $6.8 million, $4.9 million and $4.6 million for years ended December 31, 2016, 2015 and 2014 respectively.
The Company records interest and penalties as a component of its income tax provision. The Company recorded interest and penalties of $0.4 million and $0.1 million for the years ended December 31, 2016 and 2015. The Company had not accrued interest with respect to uncertain tax positions in the prior years because unfavorable resolution of those positions would not result in cash tax due for those prior years.
The Company files income tax returns in the United States and in various foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2013, with the exception that operating loss or tax credit carryforwards generated prior to 2013 may be subject to tax audit adjustment. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years prior to 2009.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of December 31, 2016, if the 2022 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date.
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
The Company has separately accounted for the liability and equity components of the convertible debt instrument by allocating the gross proceeds from the issuance of the 2022 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. This interest rate, estimated at 7.4%, was used to compute the initial fair value of the liability component of $131.3 million. The excess of the gross proceeds received from the issuance of the 2022 Notes over the initial amount allocated to the liability component of $70.0 million was allocated to the embedded conversion option, or equity component. This excess is reported as a debt discount and will be subsequently amortized as interest expense, using the effective interest method, through September 2022, the maturity date of the 2022 Notes. Offering costs, consisting of the initial purchasers’ discount and offering expenses payable by the Company, were $6.4 million. These offering costs were allocated to the liability component and the equity component based on the relative valuations of such components. As a result, $4.2 million of the offering costs were classified as debt issuance costs and recorded on the balance sheet as a deduction from

BroadSoft, Inc.
Notes to Consolidated Financial Statements

the carrying amount of the 2022 Notes liability. The remaining $2.2 million of offering costs were allocated to the equity component.
The fair value of the 2022 Notes as of December 31, 2016 and 2015 was $241.5 million and $221.1 million, respectively. The carrying amount of the equity component of the 2022 Notes was $59.5 million at December 31, 2016. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at December 31, 2016 were $3.4 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
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
The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of $41.99 per share of the common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018 Notes were not convertible as of December 31, 2016, if the 2018 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date.
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

BroadSoft, Inc.
Notes to Consolidated Financial Statements

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
The fair value of the 2018 Notes as of December 31, 2016 and 2015 was $80.2 million and $75.3 million, respectively. The carrying amount of the equity component of the Notes was $6.1 million at December 31, 2016. The unamortized offering costs at December 31, 2016 were $0.4 million which are being amortized as interest expense through the July 2018 maturity date of the Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and 2018 Notes (collectively, the "Notes") (in thousands):

	December 31, 2016	December 31, 2015
Convertible debt principal	$270,355	$270,355
Unamortized debt discount	(65,590)	(77,440)
Unamortized debt issuance costs	(3,750)	(4,584)
Net carrying amount of convertible debt	$201,015	$188,331
The following table presents the interest expense recognized related to the Notes (in thousands):

	Year ended December 31,
	2016	2015	2014
Contractual interest expense	$3,049	$2,039	$1,800
Amortization of debt issuance costs	834	1,022	406
Accretion of debt discount	11,847	7,595	5,500
Interest expense	$15,730	$10,656	$7,706
The net proceeds from the 2018 Note and 2022 Note offerings were $115.7 million and $194.8 million, respectively, after deducting discounts to the initial purchasers and offering expenses payable by the Company.
Fair Value of Borrowings
Fair value for the Company’s borrowings is estimated using quoted market price of the Notes at December 31, 2016 and 2015, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates has not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of December 31, 2016 were as follows (in thousands):

BroadSoft, Inc.
Notes to Consolidated Financial Statements

2017	$—
2018	69,105
2019-2020	—
2021 and thereafter	201,250
$270,355
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
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2015 and 2016, 1,250,000 shares were added to the 2009 Plan. At December 31, 2016, the Company had 708,642 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Stock options	$8,156	$7,572	$6,814
Restricted stock units	41,727	31,719	19,585
Performance stock units	1,624	1,153	3,874
Total recognized stock-based compensation expense	$51,507	$40,444	$30,273
Stock Options
The following table presents a summary related to stock options for the year ended December 31, 2016:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2015	1,999,875	$29.48
Granted	617,950	37.62
Exercised	(474,409)	32.00
Forfeited	(148,697)	32.65
Expired	(10,436)	32.79
Balance, December 31, 2016	1,984,283	$31.15	7.26	$20,798
Vested and exercisable at December 31, 2016	975,131	$27.67	5.69	$13,243
In 2016, 2015 and 2014, the Company granted stock options with a weighted-average grant date fair value of $16.60, $15.75 and $12.91, respectively. The intrinsic value of stock options exercised in 2016, 2015 and 2014 was $4.9 million, $5.2 million and $1.6 million, respectively, and cash received from stock options exercised was $15.2 million, $6.2 million and $0.7 million, respectively.
At December 31, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, relating to unvested stock options was $13.2 million which amount is scheduled to be recognized as stock-based compensation expense over a weighted average period of 1.9 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2016, stock-based compensation expense will differ from expectations.
Restricted Stock Units

BroadSoft, Inc.
Notes to Consolidated Financial Statements

The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,512,022	$33.20
Granted	1,567,621	38.27
Vested	(1,112,838)	34.47
Forfeited	(107,394)	34.71
Balance, December 31, 2016	1,859,411	$36.63
The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of Company common stock for each RSU.
At December 31, 2016, unrecognized stock-based compensation expense related to unvested RSUs was $53.2 million, which is scheduled to be recognized over a weighted average period of 1.9 years. To the extent the actual forfeiture rate is different than what the Company has anticipated at December 31, 2016, stock-based compensation expense will differ from expectations.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	550,088	$26.87
Granted	5,000	45.90
Vested	(116,506)	30.13
Forfeited	(33,798)	23.72
Balance, December 31, 2016	404,784	$26.44
The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of Company common stock for each PSU.
At December 31, 2016, unrecognized stock-based compensation expense related to unvested PSUs was $0.3 million, which is scheduled to be recognized over a weighted average period of 0.6 years.
Tax Benefits
Upon adoption of the FASB’s guidance on stock-based compensation, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. As of December 31, 2016, the Company’s APIC pool balance was $11.2 million.
The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets for the years ended December 31, 2016 and 2015 are $55.5 million and $50.4 million, respectively.
12.   Commitments and Contingencies
Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2024. Rent expense was $5.7 million, $4.7 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents future minimum lease payments under the non-cancelable operating leases (in thousands):

Operating Leases
Years Ending December 31:
2017	$5,807
2018	5,024
2019	3,171
2020	2,132
2021 and thereafter	5,429
Total future minimum lease payments	$21,563
Indemnifications and Contingencies
In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any material settlement amounts related to indemnification obligations to date.
In accordance with its bylaws and certain agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date under these indemnification obligations.
In addition, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is probable to have a material adverse effect on its financial position, results of operations or cash flows.
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
Revenue by geographic area is based on the location of the end-user carrier. The following table presents revenue and long-lived assets, net, by geographic area (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
North America	$192,824	$180,791	$112,198
EMEA	98,138	61,187	54,950
Emerging Markets	50,000	36,865	49,709
Total revenue	$340,962	$278,843	$216,857
North America includes $177.5 million, $172.0 million and $106.8 million of United States revenue for the years ended December 31, 2016, 2015 and 2014.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

	December 31, 2016	December 31, 2015
Long-Lived Assets, net
North America	$22,909	$21,135
EMEA	4,683	5,008
Emerging Markets	2,932	1,171
Total long-lived assets, net	$30,524	$27,314
North America includes $22.6 million and $20.9 million of United States long-lived assets as of December 31, 2016 and 2015.
14.    401(k) Defined Contribution Plan
The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. The Company has a 401(k) plan covering all eligible employees. Beginning January 1, 2012, the Company matches a portion of the employees’ eligible contributions according to the 401(k) plan document. Matching contributions to the plan during the years ended December 31, 2016, 2015 and 2014 were $2.1 million, $1.8 million and $0.8 million, respectively.

BroadSoft, Inc.
Notes to Consolidated Financial Statements

15.   Quarterly Financial Data (Unaudited) (in thousands, except per share data):

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenue	$73,136	$81,721	$84,122	$101,983
Gross profit	52,338	59,175	60,369	77,903
Income (loss) from operations	(419)	553	1,567	13,806
Net income (loss)	(1,509)	(2,895)	(605)	5,826
Net income (loss) per share:
Basic	$(0.05)	$(0.10)	$(0.02)	$0.19
Diluted	$(0.05)	$(0.10)	$(0.02)	$0.18

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$55,671	$64,484	$69,097	$89,591
Gross profit	39,661	44,249	47,451	69,724
Income (loss) from operations	(1,275)	(4,928)	822	20,624
Net income (loss)	(2,905)	(5,288)	(3,250)	11,622
Net income (loss) per share:
Basic	$(0.10)	$(0.18)	$(0.11)	$0.40
Diluted	$(0.10)	$(0.18)	$(0.11)	$0.39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
The information required to be disclosed by Item 201(d) of Regulation S-K regarding equity securities authorized for issuance under our equity incentive plans is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 61.
(b) Financial Statement Schedule
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Amounts Charged to Operations (1)	Deductions (2)	Additions Acquired from Business Combinations	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2014	128	274	(116)	—	286
Year Ended December 31, 2015	286	4	(205)	—	85
Year Ended December 31, 2016	85	313	(290)	—	108
Allowance for deferred tax assets:
Year Ended December 31, 2014	3,297	(3,033)	—	—	264
Year Ended December 31, 2015	264	5	—	43	312
Year Ended December 31, 2016	312	1,652	(151)	—	1,813
_______________________

(1)	Amount represents charges to bad debt and increase to or (release of) our valuation allowance.

(2)	Amount represents recoveries of accounts receivable previously charged to the allowance and utilization of net operating losses against the valuation allowance.
(c) Exhibits
The following exhibits are incorporated by reference or filed herewith.
See Exhibit Index

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ JAMES A. THOLEN
James A. Tholen
Chief Financial Officer
February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ MICHAEL TESSLER	President, Chief Executive	February 23, 2017
Michael Tessler	Officer and Director (Principal Executive Officer)

/S/ JAMES A. THOLEN	Chief Financial Officer	February 23, 2017
James A. Tholen	(Principal Financial Officer)

/S/ DENNIS D. DOURGARIAN	Chief Accounting Officer	February 23, 2017
Dennis D. Dourgarian	(Principal Accounting Officer)

/S/ JOHN D. MARKLEY, JR	Director and Chairman of the	February 23, 2017
John D. Markley, Jr.	Board

/S/ DAVID BERNARDI	Director	February 23, 2017
David Bernardi

/S/ JANE A. DIETZE	Director	February 23, 2017
Jane A. Dietze

/S/ JOHN J. GAVIN, JR	Director	February 23, 2017
John J. Gavin, Jr.

/S/ ANDREW M. GEISSE	Director	February 23, 2017
Andrew M. Geisse

/S/ PAUL J. MAGELLI	Director	February 23, 2017
Paul J. Magelli

/S/ DOUGLAS L. MAINE	Director	February 23, 2017
Douglas L. Maine

/S/ EVA M. SAGE-GAVIN	Director	February 23, 2017
Eva M. Sage-Gavin

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Second Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of common stock.

4.2(4)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 26, 2007.

4.3(5)	First Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of November 25, 2008.

4.4(6)	Second Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of December 23, 2008.

4.5(7)	Third Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of October 19, 2009.

4.6(8)	Fourth Amendment to Fourth Amended and Restated Registration Rights Agreement, dated as of March 26, 2010.

4.7(9)	Indenture, dated as of June 20, 2011, by and between the Registrant and Wells Fargo Bank, N.A., as Trustee.

4.8(10)	Form of Note representing the Registrant’s 1.50% Convertible Senior Notes due 2018.

4.9(11)	Indenture, dated as of September 15, 2015, by and between BroadSoft, Inc. and Wells Fargo Bank, N.A., as Trustee.

4.10(12)	Form of Note representing the Registrations 1.0% Convertible Senior Notes due 2022

10.1*(13)	BroadSoft, Inc. 1999 Stock Incentive Plan, as amended.

10.2*(14)	Form of Stock Option Grant Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.3*(15)	Form of Common Stock Purchase Agreement and Stock Restriction Agreement for BroadSoft, Inc. 1999 Stock Incentive Plan.

10.4*(16)	BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.5*(17)	Form of Stock Option Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.6*(18)	Form of Restricted Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan.

10.7*(19)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and its executive officers.

10.8(20)	Form of Indemnity Agreement entered into between the Registrant and certain of its directors.

10.9*(21)	Form of Executive Change in Control Severance Benefits Agreement entered into between the Registrant and its executive officers.

10.10(22)	Sublease Agreement, by and between Marriott International Administrative Services, Inc. and the Registrant, dated as of April 13, 2010.

10.11	BroadSoft, Inc. Non-Employee Director Compensation Policy.

10.12*(23)	BroadSoft, Inc. 2016 Executive Officer Annual Bonus Plan Document

10.13*(24)	Form of Performance Stock Unit Award Agreement for BroadSoft, Inc. Amended and Restated 2009 Equity Incentive Plan

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

(1)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

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

(23)
Previously filed, with certain portions redacted pursuant to a confidential treatment request, as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

(24)	Filed as exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2015 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement.
^	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.