Form 10-Q
period 2017-03-31
BROADSOFT, INC.
filed 2017-05-01
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on April 28, 2017, was 30,707,834.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements

BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	In thousands (except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$93,717	$82,993
Short-term investments	205,969	136,428
Accounts receivable, net of allowance for doubtful accounts of $166 at March 31, 2017 and $108 at December 31, 2016, respectively	96,127	121,817
Other current assets	23,666	17,431
Total current assets	419,479	358,669
Long-term assets:
Property and equipment, net	25,033	22,626
Long-term investments	76,427	144,159
Intangible assets, net	26,217	27,839
Goodwill	83,322	82,758
Deferred tax assets	30,076	7,042
Other long-term assets	7,879	8,107
Total long-term assets	248,954	292,531
Total assets	$668,433	$651,200
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$32,892	$33,854
Deferred revenue, current	93,342	97,037
Total current liabilities	126,234	130,891
Convertible senior notes	204,326	201,015
Deferred revenue	9,002	12,152
Other long-term liabilities	7,711	5,908
Total liabilities	347,273	349,966
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 30,636,163 and 30,353,127 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	307	304
Additional paid-in capital	393,633	383,268
Accumulated other comprehensive loss	(20,968)	(21,845)
Accumulated deficit	(51,812)	(60,493)
Total stockholders’ equity	321,160	301,234
Total liabilities and stockholders’ equity	$668,433	$651,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Revenue:
License software	$27,563	$30,909
Subscription and maintenance support	40,501	33,039
Professional services and other	11,605	9,188
Total revenue	79,669	73,136
Cost of revenue:
License software	1,711	1,729
Subscription and maintenance support	13,398	10,710
Professional services and other	9,913	8,359
Total cost of revenue	25,022	20,798
Gross profit	54,647	52,338
Operating expenses:
Sales and marketing	28,162	23,323
Research and development	20,751	18,121
General and administrative	13,333	11,313
Total operating expenses	62,246	52,757
Loss from operations	(7,599)	(419)
Other expense:
Interest expense	4,073	3,852
Interest income	(786)	(602)
Other, net	(192)	(511)
Total other expense, net	3,095	2,739
Loss before income taxes	(10,694)	(3,158)
Benefit from income taxes	(158)	(1,649)
Net loss	$(10,536)	$(1,509)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	30,487	29,140
Stock-based compensation expense included above:
Cost of revenue	$2,174	$1,722
Sales and marketing	4,526	3,556
Research and development	3,320	3,145
General and administrative	2,373	2,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(10,536)	$(1,509)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	877	(54)
Unrealized gain on investments	—	818
Total other comprehensive income (loss), net of tax	877	764
Comprehensive loss	$(9,659)	$(745)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2016	$301,234	30,353	$304	$383,268	$(21,845)	$(60,493)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(2,727)	283	3	(2,730)	—	—
Stock-based compensation expense	12,442	—	—	13,095	—	(653)
Cumulative effect adjustment for unrecognized windfall benefits	19,870	—	—	—	—	19,870
Foreign currency translation adjustment	877	—	—	—	877	—
Net loss	(10,536)	—	—	—	—	(10,536)
Balance March 31, 2017	$321,160	30,636	$307	$393,633	$(20,968)	$(51,812)
Balance December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(1,642)	188	2	(1,644)	—	—
Stock-based compensation expense	10,750	—	—	10,750	—	—
Tax windfall benefits on exercises of stock options	1,381	—	—	96	—	1,285
Foreign currency translation adjustment	(54)	—	—	—	(54)	—
Unrealized gain on investments	818	—	—	—	818	—
Net loss	(1,509)	—	—	—	—	(1,509)
Balance March 31, 2016	$266,777	29,268	$293	$342,355	$(13,046)	$(62,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,536)	$(1,509)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,013	4,334
Amortization of software licenses	978	672
Stock-based compensation expense	12,393	10,674
Provision for doubtful accounts	57	—
Benefit from deferred income taxes	(3,232)	(5,299)
Non-cash interest expense on convertible senior notes	3,311	3,087
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	25,479	17,036
Other current and long-term assets	(7,245)	(2,078)
Accounts payable, accrued expenses and other long-term liabilities	(80)	869
Current and long-term deferred revenue	(6,855)	(8,440)
Net cash provided by operating activities	19,283	19,346
Cash flows from investing activities:
Additions to property and equipment	(5,325)	(4,376)
Payments for acquisitions, net of cash acquired	—	(19,435)
Purchases of marketable securities	(34,730)	(69,897)
Proceeds from sale of marketable securities	3,016	28,038
Proceeds from maturities of marketable securities	29,905	17,595
Net cash used in investing activities	(7,134)	(48,075)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,370	1,138
Taxes paid on vesting of RSUs	(5,097)	(2,780)
Net cash used in financing activities	(2,727)	(1,642)
Effect of exchange rate changes on cash and cash equivalents	1,302	354
Net increase (decrease) in cash and cash equivalents	10,724	(30,017)
Cash and cash equivalents, beginning of period	82,993	175,857
Cash and cash equivalents, end of period	$93,717	$145,840

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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 23, 2017.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.
Forward Contracts
From time to time, the Company uses foreign currency forward contracts to hedge certain balance sheet exposures. These forward contracts are not designated as hedges for accounting purposes. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash used in operating activities on the consolidated statements of cash flows, consistent with the cash flows of the hedged items. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration. The Company does not use financial instruments for trading or speculative purposes.

As of March 31, 2017, the Company maintained three open forward contracts with a total notional amount of $4.9 million. The Company did not maintain any open contracts as of December 31, 2016. All forward contracts have maturities of twelve months or less and were entered into to manage foreign currency exposures on Euro denominated accounts receivables. For the three months ended March 31, 2017, the Company recognized a gain of $0.1 million related to the forward contracts.
Recent Accounting Pronouncements
Accounting Standards Adopted
Effective January 2017, the Company adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"). As a result of the adoption of this standard, the Company made the following changes to the accounting treatment in accordance with the guidance in ASU 2016-09:

Accounting for Income Taxes: All excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which they occur. Excess tax benefits in the amount of $19.6 million were not previously recognized because the related tax deduction had not reduced current taxes payable. The Company recorded previously unrecognized excess tax benefits using a modified retrospective method through a cumulative-effect adjustment to accumulated deficit as of January 1, 2017.
Classification of Excess Tax Benefits on the Statement of Cash Flows: The Company classifies excess tax benefits along with other income tax cash flows as an operating activity. The Company has applied this change using a retrospective transition method. The impact of adopting this change was immaterial to its financial statements.
Forfeitures: The Company has elected to account for forfeitures as they occur. The Company has applied this change using a modified retrospective method through a cumulative-effect adjustment of $0.4 million to accumulated deficit as of January 1, 2017.
Accounting Standards Not Yet Adopted
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
While the Company has not yet completed its final review of the impact of the new standard, it expects that the new standard will impact the timing of revenue recognition for certain software and software related contracts. Due to the complexity of the Company's contracts, the actual timing of revenue recognition required under the new standard will be dependent on contract-specific terms. The Company is still in the process of evaluating the impact of the new standard related to costs incurred to fulfill a contract. The Company will adopt the new standard on January 1, 2018 using the modified retrospective method. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations that may impact its current conclusions.
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

	March 31, 2017
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$43,932
Total cash equivalents		$43,932
U.S. agency notes	30 - 365	118,964
Commercial paper	47 - 158	5,977
Corporate bonds	31 - 347	69,521
Asset-backed securities	17 - 321	11,507
Total short-term investments		$205,969
U.S. agency notes	380 - 426	$34,897
Corporate bonds	366 - 700	37,518
Asset-backed securities	374	4,012
Total long-term investments		$76,427

The following table summarizes the Company's investments at March 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$154,174	$—	$(313)	$153,861
Commercial paper	5,977	—	—	5,977
Corporate bonds	107,068	56	(85)	107,039
Asset-backed securities	15,534	—	(15)	15,519
Total investments	$282,753	$56	$(413)	$282,396

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company's investments at December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$154,272	$12	$(261)	$154,023
Commercial paper	1,993	—	—	1,993
Corporate bonds	109,133	10	(120)	109,023
Asset-backed securities	15,545	4	(1)	15,548
Total investments	$280,943	$26	$(382)	$280,587
Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents*	$43,932	$43,932	$44,962	$44,962
Short and long-term investments	282,396	282,396	280,587	280,587
Total assets	$326,328	$326,328	$325,549	$325,549

*	Excludes $49.8 million and $38.0 million of operating cash balances as of March 31, 2017 and December 31, 2016, respectively.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$43,932	$43,932	$—	$—
U.S. agency notes	153,861	—	153,861	—
Commercial paper	5,977	—	5,977	—
Corporate bonds	107,039	—	107,039	—
Asset-backed securities	15,519	—	15,519	—
Foreign currency forward contracts	4,964	—	4,964	—
Total assets measured at fair value	$331,292	$43,932	$287,360	$—

Liabilities:
Foreign currency forward contracts	$4,907	$—	$4,907	$—
Total liabilities measured at fair value	$4,907	$—	$4,907	$—

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,962	$44,962	$—	$—
U.S. agency notes	154,024	—	154,024	—
Commercial paper	1,993	—	1,993	—
Corporate bonds	109,022	—	109,022	—
Asset-backed securities	15,548	—	15,548	—
Total assets measured at fair value	$325,549	$44,962	$280,587	$—

*	Excludes $49.8 million and $38.0 million of operating cash balances as of March 31, 2017 and December 31, 2016, respectively
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the three months ended March 31, 2017 and 2016, there were no assets or liabilities measured at fair value on a nonrecurring basis after initial recognition.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance, December 31, 2016	$82,758
Other	564
Balance, March 31, 2017	$83,322
For the three months ended March 31, 2017, the change in goodwill resulted from foreign currency translations and is presented as “Other” in the above table.
5.    Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
License software	$15,742	$17,662
Subscription and maintenance support	67,302	72,559
Professional services and other	19,300	18,968
Total	$102,344	$109,189

Current portion	$93,342	$97,037
Non-current portion	9,002	12,152
Total	$102,344	$109,189
During the three months ended March 31, 2017, the Company decreased deferred revenue and increased revenue by $1.6 million to correct an error related to a prior period. The Company has determined that this adjustment is not material to the consolidated financial statements for any period.
6.    Software Licenses
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
For the period from June 2016 to December 2020, the Company has a fixed cost associated with these distribution rights of $17.3 million, and if annual billed license software revenue over the extended term exceeds $850 million, the Company will be required to pay additional fees. The $17.3 million is being amortized to cost of revenue over the extended term beginning in June 2016, based on the straight-line method.
Amortization expense related to this agreement was $0.9 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7.    Borrowings
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
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of March 31, 2017, if the 2022 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the 2022 Notes as of March 31, 2017 and December 31, 2016 was $240.0 million and $241.5 million, respectively. The carrying amount of the equity component of the 2022 Notes was $57.4 million at March 31, 2017. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at March 31, 2017 were $3.3 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
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
The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018 Notes were not convertible as of March 31, 2017, if the 2018 Notes were convertible, shares would not have been distributed upon conversion because the conversion price was above the stock price as of such date.
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
The fair value of the 2018 Notes as of March 31, 2017 and December 31, 2016 was $77.5 million and $80.2 million, respectively. The carrying amount of the equity component of the Notes was $5.1 million at March 31, 2017. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at March 31, 2017 were $0.3 million which are being amortized as interest expense through the July 2018 maturity date of the 2018 Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and the 2018 Notes (collectively, the "Notes") (in thousands):

	March 31, 2017	December 31, 2016
Convertible debt principal	$270,355	$270,355
Unamortized debt discount	(62,487)	(65,590)
Unamortized debt issuance costs	(3,542)	(3,750)
Net carrying amount of convertible debt	$204,326	$201,015
The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual interest expense	$762	$762
Amortization of debt issuance costs	208	209
Accretion of debt discount	3,103	2,878
Interest expense	$4,073	$3,849
Fair Value of Borrowings
The fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at March 31, 2017, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of March 31, 2017 were as follows (in thousands):

2017	$—
2018	69,105
2019-2020	—
2021 and thereafter	201,250
$270,355

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

8.    Stock-based Compensation
Equity Incentive Plans
In 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. The 1999 Plan terminated in June 2009 whereby no new options or awards are permitted to be granted. In April 2009, the Company adopted the 2009 Equity Incentive Plan. This plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units ("RSUs") and stock appreciation rights. In June 2010, in connection with the Company’s initial public offering (“IPO”), the 2009 Equity Incentive Plan was amended and restated to provide for, among other things, annual increases in the share reserve (as amended and restated, the “2009 Plan”).
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2016 and 2017, 1,250,000 shares were added to the 2009 Plan. At March 31, 2017, the Company had 1,921,000 shares of common stock available for issuance under the 2009 Plan.
Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$1,968	$2,048
Restricted stock units	10,367	8,302
Performance stock units	58	324
Total recognized stock-based compensation expense	$12,393	$10,674
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2016	1,984,283	$31.15
Granted	43,700	44.25
Exercised	(77,901)	30.42
Forfeited	(29,927)	34.74
Expired	(125)	33.29
Balance, March 31, 2017	1,920,030	$31.42	7.04	$17,973
Vested and exercisable, March 31, 2017	1,061,765	$28.07	5.69	$12,883
During the three months ended March 31, 2017 and 2016, the Company granted stock options with a weighted-average grant date fair value of $17.93 and $14.41, respectively. For the three months ended March 31, 2017 and 2016, the intrinsic value of stock options exercised was $1.0 million and $0.3 million, respectively, and cash received from stock options exercised was $2.4 million and $1.1 million, respectively.
At March 31, 2017, unrecognized stock-based compensation expense related to unvested stock options was $12.1 million, which is scheduled to be recognized over a weighted average period of 1.74 years.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	1,859,411	$36.63
Granted	257,597	43.76
Vested	(320,813)	34.69
Forfeited	(11,479)	37.69
Balance, March 31, 2017	1,784,716	$38.01
The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.
At March 31, 2017, unrecognized stock-based compensation expense related to unvested RSUs was $60.4 million, which is scheduled to be recognized over a weighted average period of 1.86 years.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	404,784	$26.44
Granted	158,273	43.90
Vested	(5,401)	32.96
Forfeited	(258,750)	27.35
Balance, March 31, 2017	298,906	$34.78
The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
During the three months ended March 31, 2017, the Company granted an aggregate of 158,273 PSUs to certain officers, which vest over three years, subject to the satisfying performance criteria of the awards based upon the achievement of certain revenue targets.
At March 31, 2017, unrecognized stock-based compensation expense related to unvested PSUs was $3.1 million, which is scheduled to be recognized over a weighted average period of 1.73 years.
Tax Benefits
Prior to the adoption of, ASU 2016-09, the Company elected the alternative transition method (short cut method) provided for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows related to the tax effect of employee stock-based compensation awards that are outstanding upon adoption. Effective January 2017, pursuant to the adoption of ASU 2016-09, the APIC pool is no longer applicable.
Prior to January 1, 2017, the Company applied a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. Tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $55.5 million as of December 31, 2016. During the first quarter of 2017 and pursuant to adoption of ASU 2016-09, the tax benefits associated with the windfall net operating loss carryforwards were recorded as a deferred tax asset in the amount of $19.6 million (tax effected) with a corresponding adjustment to retained earnings.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The effective tax rate was 1.5% and 52.2% for the three months ended March 31, 2017 and 2016, respectively. The Company's provision for income taxes differs from the computed U.S. statutory rate due primarily to non-deductible expenses related to stock based compensation, other compensation items and losses from certain foreign jurisdictions with no associated tax benefit due to a full valuation allowance, partially offset by adjustments for research and development and business credits. For the three months ended March 31, 2017 and 2016, the Company had a benefit from income taxes of $0.2 million and $1.6 million, respectively.
As of March 31, 2017, the Company has not recorded a deferred tax liability for undistributed earnings of $9.5 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
Realization of the U.S. deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any U.S. loss carryforwards. During the prior years and currently, the Company experienced losses in its U.S. jurisdiction, driven largely by significant stock based compensation expense recorded in those years. Although realization is not assured, management believes it is more-likely-than-not that the results of U.S. operations will generate sufficient taxable income to support the realization of the existing deferred tax asset and any excess stock option deduction carryforwards prior to the expiration of those losses. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net loss	$(10,536)	$(1,509)
Weighted average common shares outstanding, basic and diluted	30,487	29,140
Net loss per share, basic and diluted	$(0.35)	$(0.05)
Due to the settlement features of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes. For the three months ended March 31, 2017, the weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the premium feature of the 2022 Notes or the 2018 Notes convertible into 466,703 and 21,273 shares, respectively, as the effect would have been anti-dilutive given the Company's loss for the period. For the three months ended March 31, 2016, the average stock price did not exceed the conversion price for the 2022 Notes or the 2018 Notes.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 922,136 and 513,725 shares for the three months ended March 31, 2017 and 2016, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards exercisable into 601,543 and 1,494,216 shares for the three months ended March 31, 2017 and 2016, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
The Company engages in business across three geographic regions: North America; Europe, Middle East and Africa ("EMEA"); and Asia Pacific, Caribbean and Latin America ("Emerging Markets"). Revenue by geographic area is based on the location of the service provider. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
North America	$46,809	$40,181
EMEA	25,309	19,835
Emerging Markets	7,551	13,120
Total Revenue	$79,669	$73,136
North America includes $44.5 million and $38.2 million of United States revenue for each of the three months ended March 31, 2017 and 2016.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2017	December 31, 2016
Long-Lived Assets, net:
North America	$24,825	$22,909
EMEA	3,599	4,683
Emerging Markets	4,328	2,932
Total long-lived assets, net	$32,752	$30,524
North America includes $24.6 million and $22.6 million of United States long-lived assets as of March 31, 2017 and December 31, 2016.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or SEC, on February 23, 2017.
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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
We believe we are well positioned to enable service providers to capitalize on increasing demand by enterprises for such UC services by enabling them to efficiently and cost-effectively offer a broad suite of services to their end-users. Our service provider customers, who are located in more than 80 countries, are delivering services and have deployed over 16 million UC subscriber lines worldwide using our software. We count among our customers 25 of the top 30 telecommunications service providers globally, as measured by revenue for the year ended December 31, 2015.
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
BroadCloud. BroadCloud is our cloud SaaS platform, providing BroadWorks and associated managed services for service providers and other customers. In this model, we have implemented UC-One and other BroadWorks capabilities, as well as Team One and Contact Center One, within our own data centers and provide operations capabilities covering sales and order management, service delivery, device provisioning, customer service and billing. We believe that through BroadCloud, service providers can accelerate their deployments of BroadSoft Business services and reduce their capital expenditures and the internal costs of implementing UC services. Generally, service providers utilizing our BroadCloud offering pay us on a monthly recurring basis based on the total number of subscriber lines the service provider has deployed. We recently made a substantial investment in our BroadCloud platform such that we now offer two deployment models: (a) a fully managed services option where billing, provisioning and direct end user support is provided by us, and (b) a platform as a service, or PaaS, option, which is BroadWorks hosted by us without the associated managed services, for those service providers wanting to deploy their own provisioning systems, customer premise equipment, telephony and user experience. This PaaS service deliver model gives service providers greater control, flexibility and customization over the services and delivery of cloud solution, at a lower price point.
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

Executive Summary
We believe the adoption of cloud-based unified communications and collaboration capabilities by enterprises will continue and even accelerate over the next several years. We also believe that service providers using our products and services are strongly positioned to take advantage of this demand. We believe that we have positioned, and will expect to continue to position, ourselves to provide our service provider customers with the service and software offerings they need to effectively address this market opportunity and their end-user customer needs.
We expect revenue growth from our UC and collaboration solutions during 2017, which growth we believe is largely driven by increased market acceptance of hosted UC offerings and our continued market leadership. We believe service providers, including converged and mobile operators, have determined that our UC solutions provide significant product expansions to their enterprise offerings, and help them grow their enterprise customer base and revenue and raise average revenue per user. While we continue to expect revenue growth for 2017, we believe that we will experience a lower rate of revenue growth, especially for our SaaS and professional services revenue line items, primarily due to a slower pace for certain large professional services engagements and the timing of deployment of our BroadCloud solution by our service provider customers, respectively. We still believe that our market opportunity remains robust, and our service provider customers continue to make investments in unified communications services.
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
During the remainder of 2017, our BroadCloud SaaS offerings will continue to be a particularly important area of investment, marketing focus and geographic expansion for us. Many of our service provider customers are interested in accessing the capabilities of our BroadWorks features and functions through a service offering hosted and managed by us. We believe that service providers choose our SaaS offerings to accelerate their time to market and reduce their capital and implementation costs and that delivering innovative solutions to our customers will drive our revenue growth.
We continue to increase our BroadSoft Business capabilities. We enable enterprises and people to be more flexible and dynamically communicate, interact and collaborate by helping them integrate their communication and collaborative tools.We are focused on our efforts to spur demand by our service providers to adopt BroadSoft Business as the centerpiece of their offering for unified communications, collaboration and customer support. BroadSoft Business includes UC-One, our UC offering; Team-One, our enterprise collaboration solution; and CC-One, our contact center offering. We believe that BroadSoft Business is the leading integrated offering of UC, collaboration and contact center capabilities. BroadSoft Business enables us to provide our service provider customers significant growth of their communication and collaboration capabilities and options, driven by demands by these customers for these capabilities increasingly delivered on mobile platforms. During 2017, we expect to continue our strategic investments in, and expansion of, our BroadSoft Business solutions.
Finally, we have assisted several of our largest service provider customers on projects to begin transforming most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. Much of our work has been to provide our customers with UC capabilities in these network transformations. In 2016, we gained acceptance from these customers of our initial implementations of certain of these projects, which contributed to our financial results. In 2017, we expect to continue to see positive revenue impact from these projects and we believe these existing transformation projects, as well as new opportunities with certain of our major service provider customers, could drive significant growth for us over the next several years.

Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended March 31, 2017 include:

•	Total revenue increased by $6.5 million or 9%, to $79.7 million, compared to $73.1 million for the quarter ended March 31, 2016;

•	Gross profit was $54.6 million, or 69% of revenue, compared to $52.3 million, or 72% of revenue, for the quarter ended March 31, 2016;

•	Loss from operations was $7.6 million, compared to $0.4 million for the quarter ended March 31, 2016;

•	Net loss was $10.5 million, compared to $1.5 million for the quarter ended March 31, 2016;

•	Net loss per diluted share was $0.35 per share compared to $0.05 per share for the quarter ended March 31, 2016;

•	Billings (revenue plus net change in deferred revenue) increased by 12% to $72.8 million, compared to $64.8 million for the quarter ended March 31, 2016;

•	Deferred revenue decreased by $6.8 million, compared to a decrease of $8.3 million for the quarter ended March 31, 2016; and

•	Cash provided by operating activities was $19.3 million, compared to $19.3 million for the quarter ended March 31, 2016.
Some of our key non-GAAP financial highlights for the quarter ended March 31, 2017 include:

•	Non-GAAP gross profit increased to $58.5 million, or 73% of revenue, compared to $55.6 million, or 76% of revenue, for the quarter ended March 31, 2016;

•	Non-GAAP operating income decreased to $6.5 million, or 8% of revenue, compared to $11.8 million, or 16% of revenue, for the quarter ended March 31, 2016;

•	Non-GAAP net income decreased to $6.2 million, or 8% of revenue, compared to $11.1 million, or 15% of revenue, for the quarter ended March 31, 2016; and

•	Non-GAAP net income per diluted share decreased to $0.19 per common share, compared to $0.37 per common share for the quarter ended March 31, 2016.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of March 31, 2017, our deferred license software revenue balance was $15.7 million, the current portion of which was $15.7 million.
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
With respect to our SaaS subscriptions, we are typically paid a recurring fee which is calculated based on the number of seats and type of services purchased or a usage fee based on the actual number of transactions. The recurring fee is typically billed monthly.
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of March 31, 2017, our deferred subscription and maintenance support revenue balance was $67.3 million, the current portion of which was $58.9 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of March 31, 2017, our deferred professional services and other revenue balance was $19.3 million, the current portion of which was $18.7 million.
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
Billings are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning of period deferred revenue balance	$109,189	$111,054
End of period deferred revenue balance	102,344	102,725
Decrease in deferred revenue	(6,845)	(8,329)
Revenue	79,669	73,136
Billings	$72,824	$64,807
Operating Expenses
We grew our total headcount to 1,646 employees at March 31, 2017 from 1,597 employees at December 31, 2016, and we expect to continue hiring additional employees to support our anticipated growth.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. The fair value of awards with a performance condition continues to be recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense of $12.4 million and $10.7 million, respectively.
Based on stock awards outstanding as of March 31, 2017, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $75.5 million over a weighted average period of approximately 1.84 years.
Other Expense, Net
Other expense, net, consists primarily of interest income, interest expense and foreign currency translation gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest related to our 2018 convertible senior notes, or the 2018 Notes, and our 2022 convertible senior notes, or the 2022 Notes. Foreign currency translation gains and losses relate to the revaluation of foreign currency denominated trade receivables and forward contracts.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay significant U.S. federal income taxes due to our accumulated net operating losses and federal tax credits.
Recent Accounting Pronouncements
Accounting Standards Adopted
Effective January 2017, we adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation: Topic 718 ("ASU 2016-09"). As a result of the adoption of this standard, we made the following changes to the accounting treatment:
Accounting for Income Taxes: In accordance with ASU 2016-09, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which they occur. Excess tax benefits in the amount of $19.6 million were not previously recognized because the related tax deduction had not reduced current taxes payable. We recorded previously unrecognized excess tax benefits using a modified retrospective method through a cumulative-effect adjustment to accumulated deficit as of January 1, 2017.
Classification of Excess Tax Benefits on the Statement of Cash Flows: In accordance with ASU 2016-09, we classify excess tax benefits along with other income tax cash flows as an operating activity. We have applied this change using a retrospective transition method. The impact of adopting this change was immaterial to our financial statements.
Forfeitures: In accordance with ASU 2016-09, we have elected to account for forfeitures as they occur. We have applied this change using a modified retrospective method through a cumulative-effect adjustment of $0.4 million to accumulated deficit as of January 1, 2017.
Accounting Standards Not Yet Adopted
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

Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$27,563	35%	$30,909	42%	$(3,346)	(11)%
Subscription and maintenance support	40,501	51	33,039	45	7,462	23
Professional services and other	11,605	14	9,188	13	2,417	26
Total revenue	$79,669	100%	$73,136	100%	$6,533	9%
Revenue by Geography:
North America	$46,809	59%	$40,181	55%	$6,628	16%
EMEA	25,309	32	19,835	27	5,474	28
Emerging Markets	7,551	9	13,120	18	(5,569)	(42)
Total revenue	$79,669	100%	$73,136	100%	$6,533	9%
Total revenue for the three months ended March 31, 2017 increased by 9%, or $6.5 million, to $79.7 million as compared to the same period in 2016. This growth was driven by a 23% increase in subscription and maintenance support revenue and a 26% increase in professional services and other revenue, partially offset by a 11% decrease in license software revenue. Deferred revenue decreased by $6.8 million for the three months ended March 31, 2017, compared to a decrease of $8.3 million for the same period in 2016.
North America revenue for the three months ended March 31, 2017 increased by 16%, or $6.6 million, to $46.8 million as compared to the same period in 2016. The increase in North America revenue for the three months ended March 31, 2017 was due to an increase in subscription and maintenance support revenue and an increase in professional services and other revenue, partially offset by a decrease in license software revenue.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended March 31, 2017 increased by 28%, or $5.5 million, to $25.3 million as compared to the same period in 2016. The increase in EMEA revenue for the three months ended March 31, 2017 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
Asia Pacific, the Caribbean and Latin America, or Emerging Markets, revenue for the three months ended March 31, 2017 decreased by 42%, or $5.6 million, to $7.6 million compared to the same period in 2016. The decrease in Emerging Markets revenue for the three months ended March 31, 2017 was primarily due to a decrease in license software revenue and professional services and other revenue, partially offset by an increase in subscription and maintenance support revenue.
License Software
License software revenue for the three months ended March 31, 2017 decreased by 11%, or $3.3 million, to $27.6 million, compared to the same period in 2016. The decrease in license software revenue for the three months ended March 31, 2017 reflects a decrease in license software revenue in North America and Emerging Markets, partially offset by an increase in license software revenue in EMEA. Deferred license software revenue decreased by $1.9 million for the three months ended March 31, 2017, compared to a decrease of $5.3 million for the same period in 2016.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended March 31, 2017 increased by 23%, or $7.5 million, to $40.5 million, compared to the same period in 2016. The increase in subscription and maintenance support revenue for the three months ended March 31, 2017 was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in maintenance support revenue. Our SaaS subscription revenue for the three months ended March 31, 2017 increased by $3.0 million to $15.0 million compared to the same period in 2016. Our maintenance support revenue grew as a result of growth in the installed base of our customers who purchase maintenance support. Deferred subscription and maintenance support revenue decreased by $5.3 million for the three months ended March 31, 2017, compared to a decrease of $3.9 million for the same period in 2016.
Professional Services and Other
Professional services and other revenue for the three months ended March 31, 2017 increased by 26%, or $2.4 million, to $11.6 million, compared to the same period in 2016. The increase in professional services and other revenue for the three months ended March 31, 2017 was primarily due to increased professional services activity. Deferred professional services and other revenue increased by $0.3 million for the three months ended March 31, 2017, compared to an increase of $1.0 million for the same period in 2016.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2017		2016
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$1,711	6%	$1,729	6%	$(18)	(1)%
Subscription and maintenance support	13,398	33	10,710	32	2,688	25
Professional services and other	9,913	85	8,359	91	1,554	19
Total cost of revenue	$25,022	31%	$20,798	28%	$4,224	20%
Gross Profit:
License software	$25,852	94%	$29,180	94%	$(3,328)	(11)%
Subscription and maintenance support	27,103	67	22,329	68	4,774	21
Professional services and other	1,692	15	829	9	863	104
Total gross profit	$54,647	69%	$52,338	72%	$2,309	4%
For the three months ended March 31, 2017, gross margin decreased to 69% as compared to 72% for the same period in 2016 and our gross profit increased by 4%, or $2.3 million, to $54.6 million. The total gross profit growth was primarily due to higher revenue growth relative to the growth in cost of revenue.
For the three months ended March 31, 2017, license software gross margin remained approximately unchanged at 94% as compared to the same period in 2016 and license software gross profit decreased by 11% to $25.9 million. License software cost of revenue remained approximately unchanged at $1.7 million for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease in license software gross profit was primarily driven by a decrease in license software revenue.
For the three months ended March 31, 2017, subscription and maintenance support gross margin decreased to 67% as compared to 68% for the same period in 2016 and subscription and maintenance support gross profit increased by 21% to $27.1 million. Subscription and maintenance support cost of revenue increased by 25%, or $2.7 million, to $13.4 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in subscription and maintenance support cost of revenue was related to our continued investment in our product offerings, primarily investment in our SaaS offerings. The increase was due to a $1.5 million increase in personnel-related costs and a $0.7 million increase in operational costs associated with hosting our SaaS offerings. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.
For the three months ended March 31, 2017, professional services and other gross margin increased to 15% as compared to 9% for the same period in 2016 and professional services and other gross profit increased by 104% to $1.7 million. Professional services and other cost of revenue increased by 19%, or $1.6 million, to $9.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in professional services and other cost of revenue was primarily due to a $1.2 million increase in personnel-related costs and a $0.4 million increase in outside consulting costs. The increase in professional services and other gross profit was driven by higher revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended March 31,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$28,162	35%	$23,323	32%	$4,839	21%
Research and development	20,751	26	18,121	25	2,630	15
General and administrative	13,333	17	11,313	15	2,020	18
Total operating expenses	$62,246	78%	$52,757	72%	$9,489	18%
Sales and Marketing. Sales and marketing expense increased by 21%, or $4.8 million, to $28.2 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to a $5.1 million increase in personnel-related costs, partially offset by a $0.3 million decrease in travel expenses.
Research and Development. Research and development expense increased by 15%, or $2.6 million, to $20.8 million for the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily due to a $2.1 million increase in personnel-related costs and a $0.3 million increase in equipment and software expenses.
General and Administrative. General and administrative expense increased by 18%, or $2.0 million, to $13.3 million for the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily due to a $1.0 million increase in personnel-related costs, a $0.3 million increase in equipment and software expenses and a $0.4 million increase in third party legal and other consulting expenses.
Loss from Operations
We had loss from operations of $7.6 million for the three months ended March 31, 2017, as compared to a loss from operations of $0.4 million for the same period in 2016.
Other Expense

	Three Months Ended March 31,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$4,073	5%	$3,852	5%	$221	6%
Interest income	(786)	*	(602)	*	(184)	31%
Other, net	(192)	*	(511)	*	319	*
Total other expense, net	$3,095	4%	$2,739	4%	$356	13%
Other expense, net for the three months ended March 31, 2017 increased by $0.4 million compared to the same period in 2016, primarily due to the decrease in foreign exchange gains related to the revaluation of foreign currency denominated trade receivables.
Benefit from Income Taxes
Benefit from income tax was $0.2 million for the three months ended March 31, 2017, compared to $1.6 million for the same period in 2016. The decrease in our benefit from income taxes is primarily due to results of operations and changes in the projected mix of earnings among jurisdictions as well as the adoption of ASU 2016-09.

Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities. Cash provided by operating activities remained approximately unchanged at $19.3 million, for the three months ended March 31, 2017, compared to the same period in 2016.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$93,717	$82,993
Accounts receivable, net	96,127	121,817
Working capital	293,245	227,778

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$19,283	$19,346
Investing activities	(7,134)	(48,075)
Financing activities	(2,727)	(1,642)
Our cash and cash equivalents at March 31, 2017 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes.
Operating Activities
Operating activities consist primarily of net income adjusted for changes in other current and long-term assets and liabilities and non-cash items. Non-cash items consist primarily of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, non-cash interest on convertible debt and amortization of software licenses.
For the three months ended March 31, 2017, net cash provided by operating activities remained approximately unchanged at $19.3 million, compared to the same period in 2016.
Investing Activities
Our investing activities have consisted primarily of purchases of marketable securities and purchases of property and equipment.
For the three months ended March 31, 2017, net cash used in investing activities was $7.1 million, compared to $48.1 million for the same period in 2016. This decrease was attributable to a $22.5 million decrease in net purchases of marketable securities and a $19.4 million decrease in payments for acquisitions partially offset by a $0.9 million increase in purchases of property and equipment.
Financing Activities
Our financing activities have consisted primarily of net proceeds from the exercises of stock options and taxes paid on the vesting of restricted stock units.
For the three months ended March 31, 2017, net cash used in financing activities was $2.7 million, compared to net cash used by financing activities of $1.6 million for the same period in 2016. Net cash used in financing activities primarily consisted of taxes paid on the vesting of restricted stock units of $5.1 million, partially offset by proceeds from the exercise of stock options of $2.4 million.

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
The initial conversion price for the 2022 Notes is $38.72 per share. The conversion rate is subject to adjustment in some events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption on or after September 1, 2019, we will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. See Note 7, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the 2022 Notes.
2018 Convertible Senior Notes
In June 2011, we issued $120.0 million aggregate principal amount of our 2018 Notes, with net proceeds of $116.0 million. The 2018 Notes are our senior unsecured obligations, with interest payable semi-annually in cash at a rate of 1.50% per annum, and will mature on July 1, 2018, unless earlier repurchased, redeemed or converted.
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

Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of March 31, 2017 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2017	2018 - 2019	2020 - 2021	After 2021
Convertible Senior Notes, including interest * ^	$282,979	$2,043	$73,648	$4,025	$203,263
Operating lease obligations	26,688	5,050	9,865	5,363	6,410
Total	$309,667	$7,093	$83,513	$9,388	$209,673

*
Contractual interest obligations related to our Notes totaled $12.6 million at March 31, 2017, including $2.0 million, $4.5 million, $4.0 million and $2.0 million due in the remainder of 2017 and years 2018-2019, 2020-2021 and after 2021, respectively.

^ Principal payment obligations for the 2018 Notes are $69.1 million, due in July 2018, and principal payment obligations for the 2022 Notes are $201.3 million, due in September 2022.
As of March 31, 2017, we had unrecognized tax benefits of $9.3 million, including interest and penalties of $0.5 million. We do not expect any material 2017 benefits to be recognized in 2018. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
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
The presentation of non-GAAP net income, non-GAAP net income per basic and diluted share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP income from operations, Non-GAAP operating expenses and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “cost of revenue,” “gross profit,” “income from operations” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.
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
Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our convertible senior notes, foreign currency translation gains and losses and non-cash tax expense included in the GAAP tax provision. We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$1,711	$1,729
(percent of related revenue)	6%	6%
Less:
Stock-based compensation expense	106	158
Amortization of acquired intangible assets	505	333
Non-GAAP license cost of revenue	$1,100	$1,238
(percent of related revenue)	4%	4%

GAAP subscription and maintenance support cost of revenue	$13,398	$10,710
(percent of related revenue)	33%	32%
Less:
Stock-based compensation expense	964	652
Amortization of acquired intangible assets	1,021	1,052
Non-GAAP subscription and maintenance support cost of revenue	$11,413	$9,006
(percent of related revenue)	28%	27%

GAAP professional services and other cost of revenue	$9,913	$8,359
(percent of related revenue)	85%	91%
Less:
Stock-based compensation expense	1,104	912
Amortization of acquired intangible assets	176	175
Non-GAAP professional services and other cost of revenue	$8,633	$7,272
(percent of related revenue)	74%	79%

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$54,647	$52,338
(percent of total revenue)	69%	72%
Plus:
Stock-based compensation expense	2,174	1,722
Amortization of acquired intangible assets	1,702	1,560
Non-GAAP gross profit	$58,523	$55,620
(percent of total revenue)	73%	76%

GAAP license gross profit	$25,852	$29,180
(percent of related revenue)	94%	94%
Plus:
Stock-based compensation expense	106	158
Amortization of acquired intangible assets	505	333
Non-GAAP license gross profit	$26,463	$29,671
(percent of related revenue)	96%	96%

GAAP subscription and maintenance support gross profit	$27,103	$22,329
(percent of related revenue)	67%	68%
Plus:
Stock-based compensation expense	964	652
Amortization of acquired intangible assets	1,021	1,052
Non-GAAP subscription and maintenance support gross profit	$29,088	$24,033
(percent of related revenue)	72%	73%

GAAP professional services and other gross profit	$1,692	$829
(percent of related revenue)	15%	9%
Plus:
Stock-based compensation expense	1,104	912
Amortization of acquired intangible assets	176	175
Non-GAAP professional services and other gross profit	$2,972	$1,916
(percent of related revenue)	26%	21%

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Non-GAAP income from operations:
GAAP loss from operations	$(7,599)	$(419)
(percent of total revenue)	(10)%	(1)%
Plus:
Stock-based compensation expense	12,393	10,674
Amortization of acquired intangible assets	1,702	1,560
Non-GAAP income from operations	$6,496	$11,815
(percent of total revenue)	8%	16%

GAAP operating expense	$62,246	$52,757
(percent of total revenue)	78%	72%
Less:
Stock-based compensation expense	10,219	8,952
Non-GAAP operating expense	$52,027	$43,805
(percent of total revenue)	65%	60%

GAAP sales and marketing expense	$28,162	$23,323
(percent of total revenue)	35%	32%
Less:
Stock-based compensation expense	4,526	3,556
Non-GAAP sales and marketing expense	$23,636	$19,767
(percent of total revenue)	30%	27%

GAAP research and development expense	$20,751	$18,121
(percent of total revenue)	26%	25%
Less:
Stock-based compensation expense	3,320	3,145
Non-GAAP research and development expense	$17,431	$14,976
(percent of total revenue)	22%	20%

GAAP general and administrative expense	$13,333	$11,313
(percent of total revenue)	17%	15%
Less:
Stock-based compensation expense	2,373	2,251
Non-GAAP general and administrative expense	$10,960	$9,062
(percent of total revenue)	14%	12%

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(10,536)	$(1,509)
(percent of total revenue)	(13)%	(2)%
Adjusted for:
Stock-based compensation expense	12,393	10,674
Amortization of acquired intangible assets	1,702	1,560
Non-cash interest expense on our convertible senior notes	3,311	3,087
Foreign currency transaction losses (gains)	(192)	(511)
Non-cash tax benefit	(484)	(2,232)
Non-GAAP net income	$6,194	$11,069
(percent of total revenue)	8%	15%

GAAP net loss per basic common share	$(0.35)	$(0.05)
Adjusted for:
Stock-based compensation expense	0.41	0.37
Amortization of acquired intangible assets	0.06	0.05
Non-cash interest expense on our convertible senior notes	0.11	0.11
Foreign currency transaction losses (gains)	(0.01)	(0.02)
Non-cash tax benefit	(0.02)	(0.08)
Non-GAAP net income per basic common share	$0.20	$0.38

GAAP net loss per diluted common share	$(0.35)	$(0.05)
Adjusted for:
Stock-based compensation expense	0.39	0.36
Amortization of acquired intangible assets	0.05	0.05
Non-cash interest expense on our convertible senior notes	0.10	0.10
Foreign currency transaction losses (gains)	(0.01)	(0.02)
Non-cash tax benefit	(0.02)	(0.07)
Non-GAAP net income per diluted common share	$0.19	$0.37

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. From time to time, we use derivative financial instruments to hedge foreign currency exchange rate risk. We do not use derivative financial instruments to hedge interest rate risk although in the future we may enter into interest rate hedging arrangements to manage interest rate risks. We do not use derivative financial instruments for speculative or trading purposes.

From time to time, we use foreign currency forward contracts to hedge certain balance sheet exposures related to foreign exchange rates. These forward contracts are not designated as hedges for accounting purposes. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash used in operating activities on the consolidated statements of cash flows. We recognize all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration. We do not use financial instruments for trading or speculative purposes.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At March 31, 2017, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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

As of March 31, 2017, we maintained three open forward contracts with a total notional amount of $4.9 million. We did not maintain any open contracts as of December 31, 2016. All forward contracts have maturities of twelve months or less and were entered into to manage foreign currency exposures on certain foreign currency denominated accounts receivables. For the three months ended March 31, 2017, the forward contracts recognized a gain of $0.1 million.
Notwithstanding the open forward contracts described above, we have not fully hedged our exposure to fluctuations in foreign currency exchange rates, and fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at March 31, 2017, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $3.6 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, our chief financial officer and our chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A.    Risk Factors
There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on February 23, 2017.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
None.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (4)

4.3	Indenture, dated as of September 15, 2015, by and between BroadSoft, Inc. and Wells Fargo Bank, N.A., as Trustee (5)

4.4	Form of Note representing the Company’s 1.0% Convertible Senior Notes due 2022 (6)

10.1 †	BroadSoft, Inc. 2017 Executive Officer Annual Bonus Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
___________________

(1)	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(4)	Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(5)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

(6)	Files as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

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
James A. Tholen Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: May 1, 2017