Form 10-Q
period 2017-06-30
BROADSOFT, INC.
filed 2017-08-07
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on August 3, 2017, was 31,013,794.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements
BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$120,828	$82,993
Short-term investments	246,715	136,428
Accounts receivable, net of allowance for doubtful accounts of $118 and $108 at June 30, 2017 and December 31, 2016, respectively	103,443	121,817
Other current assets	27,444	17,431
Total current assets	498,430	358,669
Long-term assets:
Property and equipment, net	25,752	22,626
Long-term investments	11,326	144,159
Intangible assets, net	24,701	27,839
Goodwill	84,711	82,758
Deferred tax assets	28,982	7,042
Other long-term assets	8,143	8,107
Total long-term assets	183,615	292,531
Total assets	$682,045	$651,200
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$34,803	$33,854
Deferred revenue, current	91,611	97,037
Total current liabilities	126,414	130,891
Convertible senior notes	207,697	201,015
Deferred revenue	7,633	12,152
Other long-term liabilities	7,476	5,908
Total liabilities	$349,220	$349,966
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 30,898,405 and 30,353,127 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	309	304
Additional paid-in capital	404,691	383,268
Accumulated other comprehensive loss	(17,380)	(21,845)
Accumulated deficit	(54,795)	(60,493)
Total stockholders’ equity	332,825	301,234
Total liabilities and stockholders’ equity	$682,045	$651,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenue:
License software	$36,533	$33,597	$64,096	$64,506
Subscription and maintenance support	43,085	36,800	83,586	69,839
Professional services and other	9,141	11,324	20,746	20,512
Total revenue	88,759	81,721	168,428	154,857
Cost of revenue:
License software	1,481	2,169	3,192	3,898
Subscription and maintenance support	13,685	11,456	27,083	22,166
Professional services and other	10,438	8,921	20,351	17,280
Total cost of revenue	25,604	22,546	50,626	43,344
Gross profit	63,155	59,175	117,802	111,513
Operating expenses:
Sales and marketing	29,615	25,951	57,777	49,274
Research and development	20,980	20,068	41,731	38,189
General and administrative	14,082	12,603	27,415	23,916
Total operating expenses	64,677	58,622	126,923	111,379
Income (loss) from operations	(1,522)	553	(9,121)	134
Other expense:
Interest expense	4,138	3,926	8,211	7,779
Interest income	(816)	(664)	(1,602)	(1,267)
Other, net	(31)	185	(223)	(326)
Total other expense, net	3,291	3,447	6,386	6,186
Loss before income taxes	(4,813)	(2,894)	(15,507)	(6,052)
Provision for (benefit from) income taxes	(1,830)	1	(1,988)	(1,648)
Net loss	$(2,983)	$(2,895)	$(13,519)	$(4,404)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.10)	$(0.44)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	30,752	29,449	30,620	29,295
Stock-based compensation expense included above:
Cost of revenue	$2,240	$2,171	$4,414	$3,893
Sales and marketing	4,838	4,792	9,364	8,348
Research and development	3,318	4,020	6,638	7,165
General and administrative	2,538	2,629	4,911	4,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(2,983)	$(2,895)	$(13,519)	$(4,404)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,699	2,380	4,496	(3,534)
Unrealized gain (loss) on investments	(31)	(131)	(31)	1,144
Total other comprehensive income (loss), net of tax	3,668	2,249	4,465	(2,390)
Comprehensive income (loss)	$685	$(646)	$(9,054)	$(6,794)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2016	$301,234	30,353	$304	$383,268	$(21,845)	$(60,493)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	(4,686)	545	5	(4,691)	—	—
Stock-based compensation expense	25,461	—	—	26,114	—	(653)
Cumulative effect adjustment for unrecognized windfall benefits	19,870	—	—	—	—	19,870
Foreign currency translation adjustment	4,496	—	—	—	4,496	—
Unrealized loss on investments	(31)	—	—	—	(31)	—
Net loss	(13,519)	—	—	—	—	(13,519)
Balance June 30, 2017	$332,825	30,898	$309	$404,691	$(17,380)	$(54,795)
Balance December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	1,728	656	6	1,722	—	—
Stock-based compensation expense	24,170	—	—	24,170	—	—
Tax windfall benefits on exercises of stock options	1,303	—	—	18	—	1,285
Foreign currency translation adjustment	(3,534)	—	—	—	(3,534)	—
Unrealized gain on investments	1,144	—	—	—	1,144	—
Net loss	(4,404)	—	—	—	—	(4,404)
Balance June 30, 2016	$277,440	29,736	$297	$359,063	$(16,200)	$(65,720)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,519)	$(4,404)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,724	8,798
Amortization of software licenses	1,927	1,445
Stock-based compensation expense	25,327	24,286
Provision for doubtful accounts	(8)	(9)
Benefit from deferred income taxes	(2,514)	(3,844)
Non-cash interest expense on convertible senior notes	6,682	6,231
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,347	3,970
Other current and long-term assets	(12,062)	103
Accounts payable, accrued expenses and other long-term liabilities	2,911	1,475
Current and long-term deferred revenue	(9,945)	(3,860)
Net cash provided by operating activities	26,870	34,191
Cash flows from investing activities:
Additions to property and equipment	(9,303)	(7,833)
Payments for acquisitions, net of cash acquired	—	(21,427)
Purchases of marketable securities	(49,539)	(138,153)
Proceeds from sale of marketable securities	10,245	61,211
Proceeds from maturities of marketable securities	61,840	33,400
Net cash provided by (used in) investing activities	13,243	(72,802)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,530	9,712
Taxes paid on vesting of RSUs	(9,216)	(7,984)
Net cash provided by (used in) financing activities	(4,686)	1,728
Effect of exchange rate changes on cash and cash equivalents	2,408	(454)
Net increase (decrease) in cash and cash equivalents	37,835	(37,337)
Cash and cash equivalents, beginning of period	82,993	175,857
Cash and cash equivalents, end of period	$120,828	$138,520
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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 23, 2017.
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

As of June 30, 2017, the Company maintained five open forward contracts with a total notional amount of $6.1 million. The Company did not maintain any open contracts as of December 31, 2016. All forward contracts have maturities of twelve months or less and were entered into to manage foreign currency exposure on Euro and GBP denominated accounts receivables. For the three and six months ended June 30, 2017, the Company recognized a loss of $0.4 million related to the forward contracts.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (''ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard allows entities to apply either of two methods: (a) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (''full retrospective method''); or (b) retrospective application with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (''modified retrospective method''). In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 ("ASU 2015-14"), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.
While the Company has not yet completed its final review of the impact of the new standard, it expects that the new standard will impact the timing of revenue recognition for certain software and software related contracts. Due to the complexity of the Company's contracts, the actual timing of revenue recognition required under the new standard will be dependent on contract-specific terms. The Company is still in the process of evaluating the impact of the new standard related to costs incurred to fulfill a contract. The Company will adopt the new standard on January 1, 2018 using the modified retrospective method. The Company will continue to evaluate the standard, as well as additional changes, modifications or interpretations that may impact its current conclusions.
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

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (''ASU 2017-09''), which provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in the terms and conditions of a share-based payment award. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is evaluating the impact of adopting this new standard on its financial statements.
3.    Investments and Fair Value Disclosures
Investments in Marketable Securities
Marketable debt securities that the Company does not intend to hold to maturity are classified as available-for-sale, are carried at fair value and are included on the Company’s consolidated balance sheet as either short-term or long-term investments depending on their maturity. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. Available-for-sale investments are marked-to-market at the end of each reporting period, with unrealized holding gains or losses, which represent temporary changes in the fair value of the investment, reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The transfer from accumulated other comprehensive income into net income is immaterial. The Company’s primary objective when investing excess cash is preservation of principal. The following table summarizes the Company’s investments:

	June 30, 2017
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$43,732
Agency discount bonds	33 days	15,487
Total cash equivalents		$59,219

U.S. agency notes	92 - 335 days	$138,751
Commercial paper	67 - 137 days	8,967
Corporate bonds	14 - 355 days	86,983
Asset-backed securities	77 - 283 days	12,014
Total short-term investments		$246,715

Corporate bonds	380 - 609 days	11,326
Total long-term investments		$11,326

The following table summarizes the Company's investments at June 30, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$139,097	$—	$(346)	$138,751
Commercial paper	8,967	—	—	8,967
Corporate bonds	98,342	27	(60)	98,309
Asset-backed securities	12,023	—	(9)	12,014
Total investments	$258,429	$27	$(415)	$258,041

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company's investments at December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$154,272	$12	$(261)	$154,023
Commercial paper	1,993	—	—	1,993
Corporate bonds	109,133	10	(120)	109,023
Asset-backed securities	15,545	4	(1)	15,548
Total investments	$280,943	$26	$(382)	$280,587

Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents*	$59,219	$59,219	$44,962	$44,962
Short and long-term investments	258,041	258,041	280,587	280,587
Total assets	$317,260	$317,260	$325,549	$325,549
* Excludes $61.6 million and $38.0 million of operating cash balances as of June 30, 2017 and December 31, 2016, respectively.
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

	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$43,732	$43,732	$—	$—
Agency discount bonds	15,487	15,487	—	—
U.S. agency notes	138,751	—	138,751	—
Commercial paper	8,967	—	8,967	—
Corporate bonds	98,309	—	98,309	—
Asset-backed securities	12,014	—	12,014	—
Foreign currency forward contracts	6,114	—	6,114	—
Total assets measured at fair value	$323,374	$59,219	$264,155	$—

Liabilities:
Foreign currency forward contracts	$6,486	$—	$6,486	$—
Total liabilities measured at fair value	$6,486	$—	$6,486	$—

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,962	$44,962	$—	$—
U.S. agency notes	154,024	—	154,024	—
Commercial paper	1,993	—	1,993	—
Corporate bonds	109,022	—	109,022	—
Asset-backed securities	15,548	—	15,548	—
Total assets measured at fair value	$325,549	$44,962	$280,587	$—
* Excludes $61.6 million and $38.0 million of operating cash balances as of June 30, 2017 and December 31, 2016, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the six months ended June 30, 2017 and 2016, there were no assets or liabilities measured at fair value on a nonrecurring basis after initial recognition.
4. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance, December 31, 2016	$82,758
Other	1,953
Balance, June 30, 2017	$84,711
For the six months ended June 30, 2017, the change in goodwill resulted from foreign currency translations and is presented as “Other” in the above table.

5.    Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
License software	$9,856	$17,662
Subscription and maintenance support	63,060	72,559
Professional services and other	26,328	18,968
Total	$99,244	$109,189

Current portion	$91,611	$97,037
Non-current portion	7,633	12,152
Total	$99,244	$109,189
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
Amortization expense related to this agreement was $0.9 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively and $1.9 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.
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
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of $38.72 per share of common stock. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of June 30, 2017, if the 2022 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date. As of June 30, 2017, the if-converted value of the 2022 Notes exceeded the principal amount of the 2022 Notes by $22.5 million.
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
The fair value of the 2022 Notes as of June 30, 2017 and December 31, 2016 was $252.2 million and $241.5 million, respectively. The carrying amount of the equity component of the 2022 Notes was $54.5 million at June 30, 2017. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at June 30, 2017 were $3.1 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
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
The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of $41.99 per share of common stock. The conversion price will be subject to

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018 Notes were not convertible as of June 30, 2017, if the 2018 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date. As of June 30, 2017, the if-converted value of the 2018 Notes exceeded the principal amount of the 2018 Notes by $1.7 million.
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
The fair value of the 2018 Notes as of June 30, 2017 and December 31, 2016 was $81.3 million and $80.2 million, respectively. The carrying amount of the equity component of the 2018 Notes was $4.1 million at June 30, 2017. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at June 30, 2017 were $0.2 million, which are being amortized as interest expense through the July 2018 maturity date of the 2018 Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and the 2018 Notes (collectively, the "Notes") (in thousands):

	June 30, 2017	December 31, 2016
Convertible debt principal	$270,355	$270,355
Unamortized debt discount	(59,324)	(65,590)
Unamortized debt issuance costs	(3,334)	(3,750)
Net carrying amount of convertible debt	$207,697	$201,015

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest expense	$762	$783	$1,525	$1,548
Amortization of debt issuance costs	208	208	417	417
Accretion of debt discount	3,162	2,936	6,264	5,814
Interest expense	$4,132	$3,927	$8,206	$7,779
Fair Value of Borrowings
The fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at June 30, 2017, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of June 30, 2017 were as follows (in thousands):

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
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2016 and 2017, 1,250,000 shares were added to the 2009 Plan. At June 30, 2017, the Company had 901,391 shares of common stock available for issuance under the 2009 Plan.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$1,993	$2,099	$3,961	$4,147
Restricted stock units	10,884	11,263	21,251	19,565
Performance stock units	57	250	115	574
Total recognized stock-based compensation expense	$12,934	$13,612	$25,327	$24,286
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2016	1,984,283	$31.15
Granted	112,200	40.71
Exercised	(154,373)	29.33
Forfeited	(41,428)	34.92
Expired	(6,292)	29.09
Balance, June 30, 2017	1,894,390	$31.79	6.90	$21,737

Vested and exercisable, June 30, 2017	1,116,137	$28.78	5.70	$15,949
During the six months ended June 30, 2017 and 2016, the Company granted stock options with a weighted-average grant date fair value of $15.90 and $15.45, respectively. For the six months ended June 30, 2017 and 2016, the intrinsic value of stock options exercised was $1.9 million and $2.6 million, respectively, and cash received from stock options exercised was $4.5 million and $9.7 million, respectively.
At June 30, 2017, unrecognized stock-based compensation expense related to unvested stock options was $10.8 million, which is scheduled to be recognized over a weighted average period of 1.66 years.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	1,859,411	$36.63
Granted	1,000,035	39.83
Vested	(607,064)	35.86
Forfeited	(55,590)	37.55
Balance, June 30, 2017	2,196,792	$38.31

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2017, unrecognized stock-based compensation expense related to unvested RSUs was $76.6 million, which is scheduled to be recognized over a weighted average period of 2.06 years.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	404,784	$26.44
Granted	158,273	43.90
Vested	(5,401)	32.96
Forfeited	(263,750)	27.69
Balance, June 30, 2017	293,906	$34.58

The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
During the six months ended June 30, 2017, the Company granted an aggregate of 158,273 PSUs to certain officers, which vest over three years, subject to the satisfaction of performance criteria based upon the achievement of certain revenue targets.
At June 30, 2017, unrecognized stock-based compensation expense related to unvested PSUs was $0.3 million, which is scheduled to be recognized over a weighted average period of 1.46 years.
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
Prior to January 1, 2017, the Company applied a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock-based compensation deductions. As of December 31, 2016, prior to the adoption of ASU 2016-09, tax deductions in excess of previously recorded benefits (windfalls) included in net operating loss carryforwards but not reflected in deferred tax assets were $55.5 million. During the first quarter of 2017 and pursuant to the adoption of ASU 2016-09, the tax benefits associated with the windfall net operating loss carryforwards were recorded as a deferred tax asset in the amount of $19.6 million (tax effected) with a corresponding adjustment to retained earnings.
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
The effective tax rate was 12.8% and 27.2% for the six months ended June 30, 2017 and 2016, respectively. The Company's provision for income taxes differs from the computed U.S. statutory rate due primarily to non-deductible expenses related to stock based compensation, other compensation items and losses from certain foreign jurisdictions with no associated tax benefit due to a full valuation allowance, partially offset by adjustments for research and development and business credits. For the six months ended June 30, 2017 and 2016, the Company had a benefit from income taxes of $2.0 million and $1.6 million, respectively.
As of June 30, 2017, the Company has not recorded a deferred tax liability for undistributed earnings of $8.7 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in each relevant jurisdiction. The Company provides a valuation allowance against deferred tax assets if, based upon the weight of available evidence, the Company does not believe it is “more-likely-than-not” that some or all of the deferred tax assets will be realized. Realization of deferred tax assets in any jurisdictions depends on various factors, including the expectation of future profitability in that jurisdiction.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net loss	$(2,983)	$(2,895)	$(13,519)	$(4,404)
Weighted average common shares outstanding, basic and diluted	30,752	29,449	30,620	29,295
Net loss per share, basic and diluted	$(0.10)	$(0.10)	$(0.44)	$(0.15)
Due to the settlement features of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes. For the three and six months ended June 30, 2017 and the three months ended June 30, 2016, the weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the premium feature of the 2022 Notes convertible into 277,018, 74,095 and 319,948 shares, respectively, as the effect would have been anti-dilutive given the Company's loss for the period. The average stock price did not exceed the conversion price for the 2022 Notes for the six months ended June 30, 2016 or for the 2018 Notes for the three and six months ended June 30, 2017 and 2016.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 666,791 and 859,513 shares for the three months ended June 30, 2017 and 2016,

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

respectively, and into 850,071 and 749,453 shares for the six months ended June 30, 2017 and 2016, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards exercisable into 969,771 and 674,804 shares for the three months ended June 30, 2017 and 2016, respectively, and into 516,842 and 1,351,304 shares for the six months ended June 30, 2017 and 2016, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
The Company engages in business across three geographic regions: North America; Europe, Middle East and Africa ("EMEA"); and Asia Pacific, Caribbean and Latin America ("Emerging Markets"). Revenue by geographic area is based on the location of the service provider. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
North America	$45,607	$45,668	$92,417	$85,849
EMEA	27,270	24,634	52,579	44,469
Emerging Markets	15,882	11,419	23,432	24,539
Total Revenue	$88,759	$81,721	$168,428	$154,857
North America includes $42.8 million and $42.7 million of United States revenue for each of the three months ended June 30, 2017 and 2016 and $87.4 million and $80.9 million for each of the six months ended June 30, 2017 and 2016.

	June 30, 2017	December 31, 2016
Long-Lived Assets, net:
North America	$26,058	$22,909
EMEA	5,578	4,683
Emerging Markets	2,259	2,932
Total long-lived assets, net	$33,895	$30,524
North America includes $25.8 million and $22.6 million of United States long-lived assets as of June 30, 2017 and December 31, 2016.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
BroadSoft Business
Our BroadSoft Business solution is a communications and collaboration offering that enables telecommunications service providers to offer businesses and other enterprises UC features and functionalities on a cloud-delivered basis without the need for traditional premise-based PBX equipment. Our technology is designed to meet service providers’ stringent requirements for service availability, network integration and scale and to address the needs of: various business segments, such as micro, small, medium and large enterprises; governmental and educational entities; hospitality, contact centers and healthcare providers; and industries requiring call center functionality.
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

•
Expanding our BroadCloud SaaS offering. We believe that service providers will increasingly find that using our BroadCloud SaaS offering to deliver UC solutions to their customers will accelerate their time to market and product introduction cycles. We have expanded our BroadCloud offerings to include full service offerings where we provide additional services to our service provider customers, such as provisioning and billing, as well as BroadCloud PaaS, a more limited, less expensive option where we provide cloud-based access to BroadWorks without the business support capabilities of BroadCloud.

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

Executive Summary

We expect revenue growth from our UC and collaboration solutions during 2017, which growth we believe is largely driven by increased market acceptance of hosted UC offerings and our continued market leadership. We believe service providers, including converged and mobile operators, have determined that our UC solutions provide significant product expansions to their enterprise offerings, and help them grow their enterprise customer base and revenue and raise average revenue per user. While we continue to expect revenue growth for 2017, we believe that we will experience a lower rate of revenue growth relative to last year, especially for our SaaS and professional services revenue line items, primarily due to a slower pace for certain large professional services engagements and the timing of deployment of our BroadCloud solution by our service provider customers, respectively. We still believe that our market opportunity remains robust, and our service provider customers continue to make investments in unified communications services.

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

We continue to increase our BroadSoft Business capabilities. We enable enterprises and people to be more flexible and dynamically communicate, interact and collaborate by helping them integrate their communication and collaborative tools. We are focused on our efforts to spur demand by our service providers to adopt BroadSoft Business as the centerpiece of their offering for unified communications, collaboration and customer support. BroadSoft Business includes UC-One, our UC offering; Team-One, our enterprise collaboration solution; and CC-One, our contact center offering. We believe that BroadSoft Business is the leading integrated offering of UC, collaboration and contact center capabilities. BroadSoft Business enables us to provide our service provider customers significant growth of their communication and collaboration capabilities and options, driven by demands by these customers for these capabilities increasingly delivered on mobile platforms. During 2017, we expect to continue our strategic investments in, and expansion of, our BroadSoft Business solutions.

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

We also believe that we have the potential of achieving increasing software revenue from what we describe as Network Transformation projects. We have assisted several of our largest service provider customers on projects to begin transforming most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. Much of our work has been to provide our customers with UC capabilities in these network transformations. In 2016, we gained acceptance from these customers of our initial implementations of certain of these projects, which contributed to our financial results. While in 2017, we expect to continue to see positive revenue impact from these projects and we believe these existing transformation projects, as well as new opportunities with certain of our major service provider customers, we think that we should see increasing software revenue from these projects beginning in 2018. These projects could drive significant revenue for us over the next several years.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended June 30, 2017 include:

•	Total revenue increased by $7.0 million or 9%, to $88.8 million, compared to $81.7 million for the quarter ended June 30, 2016;

•	Gross profit was $63.2 million, or 71% of revenue, compared to $59.2 million, or 72% of revenue, for the quarter ended June 30, 2016;

•	Loss from operations was $1.5 million, compared to income from operations of $0.6 million for the quarter ended June 30, 2016;

•	Net loss was $3.0 million, compared to $2.9 million for the quarter ended June 30, 2016;

•	Net loss per diluted share was $0.10, compared to $0.10 for the quarter ended June 30, 2016;

•	Billings (revenue plus net change in deferred revenue) decreased by 1% to $85.7 million, compared to $86.3 million for the quarter ended June 30, 2016;

•	Deferred revenue decreased by $3.1 million, compared to an increase of $4.6 million for the quarter ended June 30, 2016; and

•	Cash provided by operating activities was $8.3 million, compared to $14.8 million for the quarter ended June 30, 2016.
Some of our key non-GAAP financial highlights for the quarter ended June 30, 2017 include:

•	Non-GAAP gross profit increased to $67.1 million, or 76% of revenue, compared to $63.0 million, or 77% of revenue, for the quarter ended June 30, 2016;

•	Non-GAAP income from operations decreased to $13.1 million, or 15% of revenue, compared to $15.9 million, or 19% of revenue, for the quarter ended June 30, 2016;

•	Non-GAAP net income decreased to $12.5 million, or 14% of revenue, compared to $15.0 million, or 18% of revenue, for the quarter ended June 30, 2016; and

•	Non-GAAP net income per diluted share decreased to $0.40 per common share, compared to $0.49 per common share for the quarter ended June 30, 2016.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of June 30, 2017, our deferred license software revenue balance was $9.9 million, the current portion of which was $9.9 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of June 30, 2017, our deferred subscription and maintenance support revenue balance was $63.1 million, the current portion of which was $56.0 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of June 30, 2017, our deferred professional services and other revenue balance was $26.3 million, the current portion of which was $25.7 million.
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
Billings are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning of period deferred revenue balance	$102,344	$102,725	$109,189	$111,054
End of period deferred revenue balance	99,244	107,305	99,244	107,305
Increase (decrease) in deferred revenue	(3,100)	4,580	(9,945)	(3,749)
Revenue	88,759	81,721	168,428	154,857
Billings	$85,659	$86,301	$158,483	$151,108
Operating Expenses
We grew our total headcount to 1,720 employees at June 30, 2017 from 1,597 employees at December 31, 2016, and we expect to continue hiring additional employees to support our anticipated growth.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. The fair value of awards with a performance condition continues to be recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the three months ended June 30, 2017 and 2016, we recorded stock-based compensation expense of $12.9 million and $13.6 million, respectively, and for the six months ended June 30, 2017 and 2016, we recorded stock-based compensation expense of $25.3 million and $24.3 million, respectively.
Based on stock-based awards outstanding as of June 30, 2017, we expect to recognize future expense related to the non-vested portions of such stock-based awards in the amount of $87.6 million over a weighted average period of approximately 2.01 years.
Other Expense, Net
Other expense, net, consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest related to our 2018 convertible senior notes, or the 2018 Notes, and our 2022 convertible senior notes, or the 2022 Notes. Foreign currency transaction gains and losses relate to the revaluation of foreign currency denominated trade receivables and forward contracts.
Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay significant U.S. federal income taxes due to our accumulated net operating credits.
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
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation-Stock Compensation: Topic 718: Scope of Modification Accounting (''ASU 2017-09''), which provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change in the terms and conditions of a share-based payment award. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this new standard on our financial statements.

Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$36,533	41%	$33,597	41%	$2,936	9%
Subscription and maintenance support	43,085	49	36,800	45	6,285	17
Professional services and other	9,141	10	11,324	14	(2,183)	(19)
Total revenue	$88,759	100%	$81,721	100%	$7,038	9%

Revenue by Geography:
North America	$45,607	51%	$45,668	56%	$(61)	*
EMEA	27,270	31	24,634	30	2,636	11
Emerging Markets	15,882	18	11,419	14	4,463	39
Total revenue	$88,759	100%	$81,721	100%	$7,038	9%

*	Less than 1%
Total revenue for the three months ended June 30, 2017 increased by 9%, or $7.0 million, to $88.8 million as compared to the same period in 2016. This growth was primarily driven by a 17% increase in subscription and maintenance support revenue and a 9% increase in license software revenue, partially offset by a 19% decrease in professional services and other revenue. Deferred revenue decreased by $3.1 million for the three months ended June 30, 2017, compared to an increase of $4.6 million for the same period in 2016.
North America revenue for the three months ended June 30, 2017 decreased by $0.1 million, to $45.6 million as compared to the same period in 2016. The decrease in North America revenue for the three months ended June 30, 2017 was due to a decrease in license software revenue and professional services and other revenue, partially offset by an increase in subscription and maintenance support revenue .
Europe, Middle East and Africa, or EMEA, revenue for the three months ended June 30, 2017 increased 11%, or $2.6 million, to $27.3 million as compared to the same period in 2016. The increase in EMEA revenue for the three months ended June 30, 2017 was due to an increase in license software revenue and professional services and other revenue, partially offset by a decrease in subscription and maintenance support revenue.
Asia Pacific, the Caribbean and Latin America, or Emerging Markets, revenue for the three months ended June 30, 2017 increased by 39%, or $4.5 million, to $15.9 million compared to the same period in 2016. The increase in Emerging Markets revenue for the three months ended June 30, 2017 was due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
License Software
License software revenue for the three months ended June 30, 2017 increased by $2.9 million, to $36.5 million, compared to the same period in 2016. The increase in license software revenue for the three months ended June 30, 2017 reflects an increase in license software revenue in EMEA and Emerging Markets, partially offset by a decrease in license software revenue in North America. Deferred license software revenue decreased by $5.9 million for the three months ended June 30, 2017, compared to a decrease of $1.1 million for the same period in 2016.
Subscription and Maintenance Support

Subscription and maintenance support revenue for the three months ended June 30, 2017 increased by 17%, or $6.3 million, to $43.1 million, compared to the same period in 2016. The increase in subscription and maintenance support revenue for the three months ended June 30, 2017 was the result of growth in subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchase maintenance support revenue. Our SaaS subscription revenue for the three months ended June 30, 2017 increased by $2.7 million to $15.5 million, compared to the same period in 2016. Deferred subscription and maintenance support revenue decreased by $4.2 million for the three months ended June 30, 2017, compared to an increase of $2.9 million for the same period in 2016.
Professional Services and Other
Professional services and other revenue for the three months ended June 30, 2017 decreased by 19%, or $2.2 million, to $9.1 million, compared to the same period in 2016. The decrease in professional services and other revenue for the three months ended June 30, 2017 was primarily due to the timing of revenue recognition. Deferred professional services and other revenue increased by $7.0 million for the three months ended June 30, 2017, compared to an increase of $2.7 million for the same period in 2016.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$1,481	4%	$2,169	6%	$(688)	(32)%
Subscription and maintenance support	13,685	32	11,456	31	2,229	19
Professional services and other	10,438	114	8,921	79	1,517	17
Total cost of revenue	$25,604	29%	$22,546	28%	$3,058	14%

Gross Profit:
License software	$35,052	96%	$31,428	94%	$3,624	12%
Subscription and maintenance support	29,400	68	25,344	69	4,056	16
Professional services and other	(1,297)	(14)	2,403	21	(3,700)	(154)
Total gross profit	$63,155	71%	$59,175	72%	$3,980	7%

For the three months ended June 30, 2017, our gross margin decreased to 71% of revenue as compared to 72% for the same period in 2016, and our gross profit increased by 7%, or $4.0 million, to $63.2 million. The increase in total gross profit was primarily due to higher revenue growth relative to the growth in cost of revenue.
For the three months ended June 30, 2017, license software gross margin increased to 96% as compared to 94% for the same period in 2016 and license software gross profit increased by 12% to $35.1 million. License software cost of revenue decreased by 32%, or $0.7 million, to $1.5 million for the three months ended June 30, 2017, compared to the same period in 2016. The decrease in license software cost of revenue was primarily due to a decrease of $0.5 million in personnel-related costs. The increase in license software gross profit was driven by revenue growth and the decrease in license software cost of revenue.
For the three months ended June 30, 2017, subscription and maintenance support gross margin decreased to 68% as compared to 69% for the same period in 2016 and subscription and maintenance support gross profit increased by 16% to $29.4 million. Subscription and maintenance support cost of revenue increased by 19%, or $2.2 million, to $13.7 million for the three months ended June 30, 2017, compared to the same period in 2016. The increase in subscription and maintenance support cost of revenue was related to our continued investments in our product offerings, primarily investments in our SaaS offerings, including the impact of recent acquisitions. The increase was primarily due to a $1.3 million increase in personnel-related costs, a $0.7 million increase in operational costs associated with hosting our SaaS offerings and a $0.2 million increase in third party software maintenance costs. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.

For the three months ended June 30, 2017, professional services and other gross margin decreased to (14)% as compared to 21% for the same period in 2016 and professional services and other gross profit decreased by 154% to a gross loss of $1.3 million. Professional services and other cost of revenue increased by 17%, or $1.5 million, to $10.4 million for the three months ended June 30, 2017, compared to the same period in 2016. The increase in professional services and other cost of revenue was primarily due to a $0.8 million increase in personnel-related costs and a $0.6 million increase in equipment and software costs. The decrease in professional services and other gross profit was driven by a decrease in revenue and an increase in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$29,615	33%	$25,951	32%	$3,664	14%
Research and development	20,980	24	20,068	25	912	5
General and administrative	14,082	16	12,603	15	1,479	12
Total operating expenses	$64,677	73%	$58,622	72%	$6,055	10%
Sales and Marketing. Sales and marketing expense increased by 14%, or $3.7 million, to $29.6 million for the three months ended June 30, 2017, compared to the same period in 2016. This increase was primarily due to a $2.6 million increase in personnel-related costs, a $0.6 million increase in outside consulting costs and a $0.3 million increase in travel expense.
Research and Development. Research and development expense increased by 5%, or $0.9 million, to $21.0 million for the three months ended June 30, 2017, compared to the same period in 2016. This increase was primarily due to a $0.4 million increase in equipment and software costs and a $0.3 million increase in personnel-related costs.
General and Administrative. General and administrative expense increased by 12%, or $1.5 million, to $14.1 million for the three months ended June 30, 2017, compared to the same period in 2016. This increase was primarily due to a $0.5 million increase in personnel-related costs, a $0.4 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets, and a $0.3 million increase in equipment and software costs.
Income (Loss) from Operations
Loss from operations was $1.5 million for the three months ended June 30, 2017, as compared to income from operations $0.6 million for the same period in 2016.
Other Expense

	Three Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$4,138	5%	$3,926	5%	$212	5%
Interest income	(816)	(1)	(664)	(1)	(152)	23
Other, net	(31)	*	185	*	(216)	(117)
Total other expense, net	$3,291	4%	$3,447	4%	$(156)	(5)%

*	Less than 1%
Total other expense, net for the three months ended June 30, 2017 decreased by $0.2 million compared to the same period in 2016, primarily due to an increase in interest income of $0.2 million and increase in foreign exchange gains related to the revaluation of foreign currency denominated trade receivables, partially offset by the increase in interest expense related to our Notes.

Benefit from Income Taxes
Benefit from income taxes was $1.8 million for the three months ended June 30, 2017, compared to an immaterial amount for the same period in 2016. The increase in our benefit from income taxes is primarily due to results of operations and changes in the projected mix of earnings among jurisdictions, as well as the adoption of ASU 2016-09.

Comparison of the Six Months Ended June 30, 2017 and 2016
Revenue

	Six Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$64,096	38%	$64,506	42%	$(410)	(1)%
Subscription and maintenance support	83,586	50	69,839	45	13,747	20
Professional services and other	20,746	12	20,512	13	234	1
Total revenue	$168,428	100%	$154,857	100%	$13,571	9%

Revenue by Geography:
North America	$92,417	55%	$85,849	55%	$6,568	8%
EMEA	52,579	31	44,469	29	8,110	18
Emerging Markets	23,432	14	24,539	16	(1,107)	(5)
Total revenue	$168,428	100%	$154,857	100%	$13,571	9%
Total revenue for the six months ended June 30, 2017 increased by 9%, or $13.6 million, to $168.4 million as compared to the same period in 2016. This growth was driven by a 20% increase in subscription and maintenance support revenue and a 1% increase in professional services and other revenue, partially offset by a 1% decrease in license software revenue. Deferred revenue decreased by $9.9 million for the six months ended June 30, 2017, compared to a decrease of $3.7 million for the same period in 2016.
North America revenue for the six months ended June 30, 2017 increased by 8%, or $6.6 million, to $92.4 million as compared to the same period in 2016. The increase in North America revenue for the six months ended June 30, 2017 was due to an increase in subscription and maintenance support revenue and professional services and other revenue, partially offset by a decrease in license software revenue.
EMEA revenue for the six months ended June 30, 2017 increased by18%, or $8.1 million, to $52.6 million as compared to the same period in 2016. The increase in EMEA revenue for the six months ended June 30, 2017 was due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
Asia Pacific, the Caribbean and Latin America, or Emerging Markets, revenue for the six months ended June 30, 2017 decreased by 5%, or $1.1 million, to $23.4 million compared to the same period in 2016. The decrease in Emerging Markets revenue for the six months ended June 30, 2017 was primarily due to a decrease in license software revenue and professional services and other revenue, partially offset by an increase in subscription and maintenance support revenue.
License Software
License software revenue for the six months ended June 30, 2017 decreased by 1%, or $0.4 million, to $64.1 million, compared to the same period in 2016. The decrease in license software revenue for the six months ended June 30, 2017 reflects a decrease in North America and Emerging Markets, partially offset by an increase in license software revenue in EMEA. Deferred license software revenue decreased by $7.8 million for the six months ended June 30, 2017, compared to an decrease of $6.4 million for the same period in 2016.

Subscription and Maintenance Support
Subscription and maintenance support revenue for the six months ended June 30, 2017 increased by 20%, or $13.7 million, to $83.6 million, compared to the same period in 2016. The increase in subscription and maintenance support revenue for the six months ended June 30, 2017 was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchase maintenance support revenue. Our SaaS subscription revenue for the six months ended June 30, 2017 increased by $5.7 million to $30.5 million, compared to the same period in 2016. Deferred subscription and maintenance support revenue decreased by $9.5 million for the six months ended June 30, 2017, compared to a decrease of $1.0 million for the same period in 2016.
Professional Services and Other
Professional services and other revenue for the six months ended June 30, 2017 increased by 1%, or $0.2 million to $20.7 million, compared to the same period in 2016. Deferred professional services and other revenue increased by $7.4 million for the six months ended June 30, 2017, compared to an increase of $3.7 million for the same period in 2016.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$3,192	5%	$3,898	6%	$(706)	(18)%
Subscription and maintenance support	27,083	32%	22,166	32%	4,917	22%
Professional services and other	20,351	98%	17,280	84%	3,071	18%
Total cost of revenue	$50,626	30%	$43,344	28%	$7,282	17%
Gross Profit:
License software	$60,904	95%	$60,608	94%	$296	*
Subscription and maintenance support	56,503	68%	47,673	68%	8,830	19%
Professional services and other	395	2%	3,232	16%	(2,837)	(88)%
Total gross profit	$117,802	70%	$111,513	72%	$6,289	6%

*	Less than 1%
For the six months ended June 30, 2017, our gross margin decreased to 70% of revenue as compared to 72% for the same period in 2016, and our gross profit increased by 6%, or $6.3 million, to $117.8 million. Total gross profit increased primarily due to higher revenue growth relative to the growth in cost of revenue.
For the six months ended June 30, 2017, license software gross margin increased to 95% as compared to 94% for the same period in 2016 and license software gross profit increased to $60.9 million. License software cost of revenue decreased by 18%, or $0.7 million, to $3.2 million for the six months ended June 30, 2017, compared to the same period in 2016. The decrease in license software cost of revenue was primarily due to a $0.7 million decrease in personnel-related costs. The increase in license software gross profit was driven by revenue growth relative to the growth in license software cost of revenue.
For the six months ended June 30, 2017, subscription and maintenance support gross margin remained approximately unchanged at 68% as compared the same period in 2016 and subscription and maintenance support gross profit increased by 19% to $56.5 million. Subscription and maintenance support cost of revenue increased by 22%, or $4.9 million, to $27.1 million for the six months ended June 30, 2017, compared to the same period in 2016. The increase in subscription and maintenance support cost of revenue was related to our continued investments in our product offerings, primarily investments in our SaaS offerings, including the impact of recent acquisitions. The increase was primarily due to a $2.8 million increase in personnel-related costs, a $1.3 million increase in operational costs associated with hosting our SaaS offerings and a $0.5 million increase in third party software maintenance costs. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to growth in subscription and maintenance services cost of revenue.

For the six months ended June 30, 2017, professional services and other gross margin decreased to 2% as compared to 16% for the same period in 2016 and professional services and other gross profit decreased by 88% to $0.4 million. Professional services and other cost of revenue increased by 18%, or $3.1 million, to $20.4 million for the six months ended June 30, 2017, compared to the same period in 2016. The increase in professional services and other cost of revenue was primarily due to a $2.0 million increase in personnel-related costs and a $0.6 million increase in consulting expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Six Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$57,777	34%	$49,274	32%	$8,503	17%
Research and development	41,731	25%	38,189	25%	3,542	9%
General and administrative	27,415	16%	23,916	15%	3,499	15%
Total operating expenses	$126,923	75%	$111,379	72%	$15,544	14%
Sales and Marketing. Sales and marketing expense increased by 17%, or $8.5 million to $57.8 million for the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to a $7.6 million increase in personnel-related costs and a $0.7 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets.
Research and Development. Research and development expense increased by 9%, or $3.5 million to $41.7 million for the six months ended June 30, 2017, compared to the same period in 2016. This increase was primarily due to a $2.5 million increase in personnel-related costs, a $0.7 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets, and a $0.7 million increase in equipment and software expenses, partially offset by a $0.4 million decrease in consulting expenses.
General and Administrative. General and administrative expense increased by 15%, or $3.5 million, to $27.4 million for the six months ended June 30, 2017, compared to the same period in 2016. This increase was primarily due to a $1.5 million increase in personnel-related costs, a $0.6 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets, a $0.5 million increase in equipment and software costs and a $0.6 million increase in third party legal and consulting expenses.
Income (loss) from Operations
Loss from operations was $9.1 million for the six months ended June 30, 2017, as compared to income from operations of $0.1 million for the same period in 2016.
Other Expense

	Six Months Ended June 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$8,211	5%	$7,779	5%	$432	6%
Interest income	(1,602)	(1)%	(1,267)	(1)%	(335)	26%
Other, net	(223)	*	(326)	*	103	(32)%
Total other expense, net	$6,386	4%	$6,186	4%	$200	3%

*	Less than 1%

Other expense, net for the six months ended June 30, 2017 increased by $0.2 million compared to the same period in 2016, primarily due to the increase in interest expense related to our notes and a decrease in the foreign exchange gains related to the revaluation of foreign currency denominated trade receivables, partially offset by the increase in interest income.
Benefit from Income Taxes
Benefit from income taxes was $2.0 million for the six months ended June 30, 2017, compared to $1.6 million for the same period in 2016. The increase in our benefit from income taxes is primarily due to results of operations and changes in the projected mix of earnings among jurisdictions as well as the adoption of ASU 2016-09.
Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 2017 was $26.9 million compared to $34.2 million for the same period in 2016.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$120,828	$82,993
Accounts receivable, net	103,443	121,817
Working capital	372,016	227,778

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$26,870	$34,191
Investing activities	13,243	(72,802)
Financing activities	(4,686)	1,728
Our cash and cash equivalents at June 30, 2017 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Our cash and cash equivalents held outside the United States equaled $44.1 million as of June 30, 2017. Cash and cash equivalent balances outside the U.S. may be subject to foreign withholding and U.S. taxation, if repatriated. We intend to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax. Determination of the potential tax impact should we repatriate such funds is not practicable or material.
Operating Activities
Operating activities consist primarily of net income adjusted for changes in other current and long-term assets and liabilities and non-cash items. Non-cash items consist primarily of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, non-cash interest on convertible debt and amortization of software licenses.
For the six months ended June 30, 2017, net cash provided by operating activities was $26.9 million, compared to net cash provided by operating activities of $34.2 million for the same period in 2016. This decrease was primarily related to an increase in net loss of $9.1 million and a $2.4 million decrease from the net change in other current and long-term assets and liabilities, partially offset by a $4.2 million increase in the aggregate change in non-cash items.
Investing Activities

Our investing activities have consisted primarily of proceeds from maturities and purchases of marketable securities.
For the six months ended June 30, 2017, net cash provided by investing activities was $13.2 million, compared to net cash used in investing activities of $72.8 million for the same period in 2016. This increase was attributable to a $66.1 million decrease in net purchases of marketable securities and a $21.4 million decrease in payments for acquisitions.
Financing Activities
Our financing activities have consisted primarily of proceeds from the exercises of stock options and taxes paid on the vesting of restricted stock units.
For the six months ended June 30, 2017, net cash used in financing activities was $4.7 million, compared to net cash provided by financing activities of $1.7 million for the same period in 2016. Net cash used in financing activities primarily consisted of taxes paid on the vesting of restricted stock units of $9.2 million, partially offset by proceeds from the exercise of stock options of $4.5 million.
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
The initial conversion price for the 2022 Notes is $38.72 per share. The conversion price is subject to adjustment in some events, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption on or after September 1, 2019, we will decrease the conversion price for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. See Note 7, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the 2022 Notes.
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
The initial conversion price for the 2018 Notes is approximately $41.99 per share. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, we will in some cases decrease the conversion price for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, we will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. See Note 7, Borrowings, contained elsewhere in this Quarterly Report on Form 10-Q for additional details about the 2018 Notes.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of June 30, 2017 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2017	2018 - 2019	2020 - 2021	After 2021
Convertible Senior Notes, including interest * ^	$282,461	$1,525	$73,648	$4,025	$203,263
Operating lease obligations	59,515	3,561	16,670	12,381	26,903
Total	$341,976	$5,086	$90,318	$16,406	$230,166
* Contractual interest obligations related to our Notes totaled $12.1 million at June 30, 2017 including $1.5 million, $4.5 million, $4.0 million and $2.0 million due in the remainder of 2017, and years 2018-2019, 2020-2021 and after 2021, respectively.
^ Principal payment obligations for the 2018 Notes are $69.1 million, due in July 2018, and principal payment obligations for the 2022 Notes are $201.3 million, due in September 2022.
As of June 30, 2017, we had unrecognized tax benefits of $9.3 million, including interest and penalties of $0.5 million. We do not expect any material benefits to be recognized in 2017. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
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
The presentation of non-GAAP net income, non-GAAP net income per basic and diluted share, non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP income from operations, Non-GAAP operating expenses and other non-GAAP financial measures in this Quarterly Report on Form 10-Q is not meant to be a substitute for “net income,” “net income per share,” “cost of revenue,” “gross profit,” “income from operations”, ''operating expenses'' or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations”, ''non-GAAP operating expenses'' and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net income,” “non-GAAP net income per share,” "non-GAAP cost of revenue," “non-GAAP gross profit,” “non-GAAP income from operations” and such other non-GAAP measures by excluding these expenses and gains.

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
Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our convertible senior notes, foreign currency transaction gains and losses and non-cash tax expense included in the GAAP tax provision. We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$1,481	$2,169	$3,192	$3,898
(percent of related revenue)	4%	6%	5%	6%
Less:
Stock-based compensation expense	100	168	207	326
Amortization of acquired intangible assets	265	335	770	669
Non-GAAP license cost of revenue	$1,116	$1,666	$2,215	$2,903
(percent of related revenue)	3%	5%	3%	5%

GAAP subscription and maintenance support cost of revenue	$13,685	$11,456	$27,083	$22,166
(percent of related revenue)	32%	31%	32%	32%
Less:
Stock-based compensation expense	988	833	1,953	1,486
Amortization of acquired intangible assets	1,287	1,183	2,309	2,235
Non-GAAP subscription and maintenance support cost of revenue	$11,410	$9,440	$22,821	$18,445
(percent of related revenue)	26%	26%	27%	26%

GAAP professional services and other cost of revenue	$10,438	$8,921	$20,351	$17,280
(percent of related revenue)	114%	79%	98%	84%
Less:
Stock-based compensation expense	1,152	1,170	2,254	2,081
Amortization of acquired intangible assets	175	175	350	350
Non-GAAP professional services and other cost of revenue	$9,111	$7,576	$17,747	$14,849
(percent of related revenue)	100%	67%	86%	72%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$63,155	$59,175	$117,802	$111,513
(percent of total revenue)	71%	72%	70%	72%
Plus:
Stock-based compensation expense	2,240	2,171	4,414	3,893
Amortization of acquired intangible assets	1,727	1,693	3,429	3,254
Non-GAAP gross profit	$67,122	$63,039	$125,645	$118,660
(percent of total revenue)	76%	77%	75%	77%

GAAP license gross profit	$35,052	$31,428	$60,904	$60,608
(percent of related revenue)	96%	94%	95%	94%
Plus:
Stock-based compensation expense	100	168	207	326
Amortization of acquired intangible assets	265	335	770	669
Non-GAAP license gross profit	$35,417	$31,931	$61,881	$61,603
(percent of related revenue)	97%	95%	97%	95%

GAAP subscription and maintenance support gross profit	$29,400	$25,344	$56,503	$47,673
(percent of related revenue)	68%	69%	68%	68%
Plus:
Stock-based compensation expense	988	833	1,953	1,486
Amortization of acquired intangible assets	1,287	1,183	2,309	2,235
Non-GAAP subscription and maintenance support gross profit	$31,675	$27,360	$60,765	$51,394
(percent of related revenue)	74%	74%	73%	74%

GAAP professional services and other gross profit (loss)	$(1,297)	$2,403	$395	$3,232
(percent of related revenue)	(14)%	21%	2%	16%
Plus:
Stock-based compensation expense	1,152	1,170	2,254	2,081
Amortization of acquired intangible assets	175	175	350	350
Non-GAAP professional services and other gross profit	$30	$3,748	$2,999	$5,663
(percent of related revenue)	—%	33%	14%	28%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$(1,522)	$553	$(9,121)	$134
(percent of total revenue)	(2)%	1%	(5)%	—%
Plus:
Stock-based compensation expense	12,934	13,612	25,327	24,286
Amortization of acquired intangible assets	1,727	1,693	3,429	3,254
Non-GAAP income from operations	$13,139	$15,858	$19,635	$27,674
(percent of total revenue)	15%	19%	12%	18%

GAAP operating expense	$64,677	$58,622	$126,923	$111,379
(percent of total revenue)	73%	72%	75%	72%
Less:
Stock-based compensation expense	10,694	11,441	20,913	20,393
Non-GAAP operating expense	$53,983	$47,181	$106,010	$90,986
(percent of total revenue)	61%	58%	63%	59%

GAAP sales and marketing expense	$29,615	$25,951	$57,777	$49,274
(percent of total revenue)	33%	32%	34%	32%
Less:
Stock-based compensation expense	4,838	4,792	9,364	8,348
Non-GAAP sales and marketing expense	$24,777	$21,159	$48,413	$40,926
(percent of total revenue)	28%	26%	29%	26%

GAAP research and development expense	$20,980	$20,068	$41,731	$38,189
(percent of total revenue)	24%	25%	25%	25%
Less:
Stock-based compensation expense	3,318	4,020	6,638	7,165
Non-GAAP research and development expense	$17,662	$16,048	$35,093	$31,024
(percent of total revenue)	20%	20%	21%	20%

GAAP general and administrative expense	$14,082	$12,603	$27,415	$23,916
(percent of total revenue)	16%	15%	16%	15%
Less:
Stock-based compensation expense	2,538	2,629	4,911	4,880
Non-GAAP general and administrative expense	$11,544	$9,974	$22,504	$19,036
(percent of total revenue)	13%	12%	13%	12%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Non-GAAP net income and income per share:
GAAP net loss	$(2,983)	$(2,895)	$(13,519)	$(4,404)
(percent of total revenue)	(3)%	(4)%	(8)%	(3)%
Adjusted for:
Stock-based compensation expense	12,934	13,612	25,327	24,286
Amortization of acquired intangible assets	1,727	1,693	3,429	3,254
Non-cash interest expense on our convertible senior notes	3,371	3,144	6,682	6,231
Foreign currency transaction losses (gains)	(31)	185	(223)	(326)
Non-cash tax benefit	(2,489)	(786)	(2,973)	(3,018)
Non-GAAP net income	$12,529	$14,953	$18,724	$26,023
(percent of total revenue)	14%	18%	11%	17%

GAAP net loss per basic common share	$(0.10)	$(0.10)	$(0.44)	$(0.15)
Adjusted for:
Stock-based compensation expense	0.42	0.46	0.83	0.83
Amortization of acquired intangible assets	0.06	0.06	0.11	0.11
Non-cash interest expense on our convertible senior notes	0.11	0.11	0.22	0.21
Foreign currency transaction losses (gains)	—	0.01	(0.01)	(0.01)
Non-cash tax benefit	(0.08)	(0.03)	(0.10)	(0.10)
Non-GAAP net income per basic common share	$0.41	$0.51	$0.61	$0.89

GAAP net loss per diluted common share	$(0.10)	$(0.10)	$(0.44)	$(0.15)
Adjusted for:
Stock-based compensation expense	0.41	0.44	0.80	0.81
Amortization of acquired intangible assets	0.05	0.06	0.11	0.11
Non-cash interest expense on our convertible senior notes	0.11	0.10	0.21	0.21
Foreign currency transaction losses (gains)	—	0.01	(0.01)	(0.01)
Non-cash tax benefit	(0.08)	(0.03)	(0.09)	(0.10)
Non-GAAP net income per diluted common share	$0.40	$0.49	$0.59	$0.87

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

From time to time, we use foreign currency forward contracts to hedge certain balance sheet exposures related to foreign exchange rates. These forward contracts are not designated as hedges for accounting purposes. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash used in operating activities on the consolidated statements of cash flows. We recognize all derivative instruments on the balance sheet at fair value, and our derivative instruments are generally short-term in duration.
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At June 30, 2017, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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

As of June 30, 2017, we maintained five open forward contracts with a total notional amount of $6.1 million. We did not maintain any open contracts as of December 31, 2016. All forward contracts have maturities of twelve months or less and were entered into to manage foreign currency exposures on certain foreign currency denominated accounts receivables. For the three and six months ended June 30, 2017, the forward contracts recognized a loss of $0.4 million.
Notwithstanding the open forward contracts described above, we have not fully hedged our exposure to fluctuations in foreign currency exchange rates, and fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at June 30, 2017, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $4.4 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, our chief financial officer and our chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosure
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (4)

4.3	Indenture, dated as of September 15, 2015, by and between BroadSoft, Inc. and Wells Fargo Bank, N.A., as Trustee (5)

4.4	Form of Note representing the Company’s 1.0% Convertible Senior Notes due 2022 (6)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase
___________________

(1)	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(4)	Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(5)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

(6)	Files as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ James A. Tholen
James A. Tholen Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: August 7, 2017