Form 10-Q
period 2017-09-30
BROADSOFT, INC.
filed 2017-11-06
CIK 1086909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, on November 2, 2017, was 31,649,386.

BroadSoft, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements
BroadSoft, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$129,546	$82,993
Short-term investments	241,521	136,428
Accounts receivable, net of allowance for doubtful accounts of $240 and $108 at September 30, 2017 and December 31, 2016, respectively	109,086	121,817
Other current assets	30,295	17,431
Total current assets	510,448	358,669
Long-term assets:
Property and equipment, net	29,409	22,626
Long-term investments	25,221	144,159
Intangible assets, net	23,246	27,839
Goodwill	85,559	82,758
Deferred tax assets	31,929	7,042
Other long-term assets	8,354	8,107
Total long-term assets	203,718	292,531
Total assets	$714,166	$651,200
Liabilities and stockholders’ equity:
Current liabilities:
Current portion of convertible senior notes	$65,787	$—
Accounts payable and accrued expenses	$41,002	$33,854
Deferred revenue, current	86,764	97,037
Total current liabilities	193,553	130,891
Convertible senior notes	145,339	201,015
Deferred revenue	10,582	12,152
Other long-term liabilities	9,477	5,908
Total liabilities	$358,951	$349,966
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 31,520,196 and 30,353,127 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	315	304
Additional paid-in capital	427,416	383,268
Accumulated other comprehensive loss	(15,047)	(21,845)
Accumulated deficit	(57,469)	(60,493)
Total stockholders’ equity	355,215	301,234
Total liabilities and stockholders’ equity	$714,166	$651,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenue:
License software	$30,587	$31,486	$94,683	$95,992
Subscription and maintenance support	43,520	36,509	127,106	106,348
Professional services and other	17,366	16,127	38,112	36,639
Total revenue	91,473	84,122	259,901	238,979
Cost of revenue:
License software	1,463	1,799	4,655	5,697
Subscription and maintenance support	15,002	11,894	42,085	34,060
Professional services and other	10,226	10,060	30,577	27,340
Total cost of revenue	26,691	23,753	77,317	67,097
Gross profit	64,782	60,369	182,584	171,882
Operating expenses:
Sales and marketing	30,519	26,112	88,296	75,386
Research and development	20,814	19,931	62,545	58,120
General and administrative	12,880	12,759	40,295	36,675
Total operating expenses	64,213	58,802	191,136	170,181
Income (loss) from operations	569	1,567	(8,552)	1,701
Other expense:
Interest expense	4,260	3,959	12,471	11,738
Interest income	(855)	(683)	(2,457)	(1,950)
Other, net	316	(207)	93	(533)
Total other expense, net	3,721	3,069	10,107	9,255
Loss before income taxes	(3,152)	(1,502)	(18,659)	(7,554)
Benefit from income taxes	(478)	(897)	(2,466)	(2,545)
Net loss	$(2,674)	$(605)	$(16,193)	$(5,009)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.02)	$(0.53)	$(0.17)
Weighted average common shares outstanding:
Basic and diluted	31,175	29,878	30,807	29,491
Stock-based compensation expense included above:
Cost of revenue	$2,516	$2,225	$6,930	$6,118
Sales and marketing	6,184	4,973	15,548	13,321
Research and development	3,341	4,249	9,979	11,414
General and administrative	2,589	2,574	7,500	7,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(2,674)	$(605)	$(16,193)	$(5,009)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,179	(637)	6,674	(4,171)
Unrealized gain (loss) on investments	155	(172)	124	972
Total other comprehensive income (loss), net of tax	2,334	(809)	6,798	(3,199)
Comprehensive loss	$(340)	$(1,414)	$(9,395)	$(8,208)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Total Stockholders’ Equity	Common Stock Par Value $0.01 Per Share		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
		Shares	Amount
Balance December 31, 2016	$301,234	30,353	$304	$383,268	$(21,845)	$(60,493)
Issuance of common stock on the exercise of stock options and vesting of RSUs, net of effect of withholding tax	3,336	1,167	11	3,325	—	—
Stock-based compensation expense	40,170	—	—	40,823	—	(653)
Cumulative effect adjustment for unrecognized windfall benefits	19,870	—	—	—	—	19,870
Foreign currency translation adjustment	6,674	—	—	—	6,674	—
Unrealized gain on investments	124	—	—	—	124	—
Net loss	(16,193)	—	—	—	—	(16,193)
Balance September 30, 2017	$355,215	31,520	$315	$427,416	$(15,047)	$(57,469)
Balance December 31, 2015	$257,033	29,080	$291	$333,153	$(13,810)	$(62,601)
Issuance of common stock for exercise of stock options and vesting of RSUs, net of effect of withholding tax	828	990	10	818	—	—
Stock-based compensation expense	38,106	—	—	38,106	—	—
Tax windfall benefits on exercises of stock options	1,409	—	—	124	—	1,285
Foreign currency translation adjustment	(4,171)	—	—	—	(4,171)	—
Unrealized gain on investments	972	—	—	—	972	—
Net loss	(5,009)	—	—	—	—	(5,009)
Balance September 30, 2016	$289,168	30,070	$301	$372,201	$(17,009)	$(66,325)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BroadSoft, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,193)	$(5,009)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,702	13,293
Amortization of software licenses	2,883	2,423
Stock-based compensation expense	39,957	38,307
Provision for doubtful accounts	143	207
Benefit from deferred income taxes	(4,947)	(6,120)
Non-cash interest expense on convertible senior notes	10,112	9,428
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,862	4,788
Other current and long-term assets	(15,258)	(3,493)
Accounts payable, accrued expenses and other long-term liabilities	8,335	3,246
Current and long-term deferred revenue	(11,872)	(9,133)
Net cash provided by operating activities	40,724	47,937
Cash flows from investing activities:
Additions to property and equipment	(14,996)	(10,377)
Payments for acquisitions, net of cash acquired	—	(21,427)
Purchases of marketable securities	(85,222)	(207,896)
Proceeds from sale of marketable securities	17,077	73,251
Proceeds from maturities of marketable securities	81,990	42,400
Net cash used in investing activities	(1,151)	(124,049)
Cash flows from financing activities:
Proceeds from the exercise of stock options	17,714	13,866
Taxes paid on vesting of RSUs	(14,378)	(13,038)
Net cash provided by financing activities	3,336	828
Effect of exchange rate changes on cash and cash equivalents	3,644	(526)
Net increase (decrease) in cash and cash equivalents	46,553	(75,810)
Cash and cash equivalents, beginning of period	82,993	175,857
Cash and cash equivalents, end of period	$129,546	$100,047
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
On October 20, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cisco Systems, Inc., a California corporation (“Cisco”), and Brooklyn Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Cisco (“Sub”). See Note 13, Subsequent Events, and the description of the Merger Agreement included under the heading “Overview” in Item 2 below.
2.    Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations, comprehensive income, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other period. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 23, 2017.
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

As of September 30, 2017, the Company maintained eight open forward contracts with a total notional amount of $5.9 million. The Company did not maintain any open contracts as of December 31, 2016. All forward contracts have maturities of twelve months or less and were entered into to manage foreign currency exposure on Euro, GBP and JPY denominated accounts receivables. The Company recognized a gain of $0.2 million and a loss of $0.2 million related to the forward contracts for the three and nine months ended September 30, 2017, respectively.

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
While the Company has not yet completed its final review of the impact of the new standard, it expects that the new standard (a) will impact the timing of revenue recognition for certain license software and professional services contracts and (b) will not have a significant impact on the timing of revenue recognition for subscription and maintenance support contracts. Due to the complexity of certain of the Company's software license and professional services contracts, the actual timing of revenue recognition required under the new standard will be dependent on contract-specific terms. The Company also expects that the new standard will require the capitalization of certain professional services costs related to the on-boarding of SaaS customers. The Company is still in the process of quantifying the impact of the capitalization of the costs, but does not expect the amount to be material. The Company will adopt the new standard on January 1, 2018 using the modified retrospective method. The Company will continue to evaluate the standard, as well as additional changes, modifications or interpretations that may impact its current conclusions.
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

	September 30, 2017
	Contracted Maturity	Carrying Value
		(in thousands)
Money market funds	demand	$41,359
Total cash equivalents		$41,359

U.S. agency notes	15 - 304 days	$144,800
Commercial paper	45 days	4,993
Corporate bonds	5 - 311 days	83,720
Asset-backed securities	138 - 190 days	8,008
Total short-term investments		$241,521

U.S. agency notes	396 days	5,960
Corporate bonds	465 - 958 days	19,261
Total long-term investments		$25,221

The following table summarizes the Company's investments at September 30, 2017 (in thousands):

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$150,965	$—	$(205)	$150,760
Commercial paper	4,993	—	—	4,993
Corporate bonds	103,003	24	(46)	102,981
Asset-backed securities	8,013	—	(5)	8,008
Total investments	$266,974	$24	$(256)	$266,742
The following table summarizes the Company's investments at December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency notes	$154,272	$12	$(261)	$154,023
Commercial paper	1,993	—	—	1,993
Corporate bonds	109,133	10	(120)	109,023
Asset-backed securities	15,545	4	(1)	15,548
Total investments	$280,943	$26	$(382)	$280,587
Fair Value
The following table summarizes the carrying and fair value of the Company’s financial assets (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents*	$41,359	$41,359	$44,962	$44,962
Short and long-term investments	266,742	266,742	280,587	280,587
Total assets	$308,101	$308,101	$325,549	$325,549
* Excludes $78.1 million and $38.0 million of operating cash balances as of September 30, 2017 and December 31, 2016, respectively.
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

	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$41,359	$41,359	$—	$—
Agency discount bonds	—	—	—	—
U.S. agency notes	150,760	—	150,760	—
Commercial paper	4,992	—	4,992	—
Corporate bonds	102,981	—	102,981	—
Asset-backed securities	8,008	—	8,008	—
Foreign currency forward contracts	5,727	—	5,727	—
Total assets measured at fair value	$313,827	$41,359	$272,468	$—

Liabilities:
Foreign currency forward contracts	$5,883	$—	$5,883	$—
Total liabilities measured at fair value	$5,883	$—	$5,883	$—

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,962	$44,962	$—	$—
U.S. agency notes	154,023	—	154,023	—
Commercial paper	1,993	—	1,993	—
Corporate bonds	109,023	—	109,023	—
Asset-backed securities	15,548	—	15,548	—
Total assets measured at fair value	$325,549	$44,962	$280,587	$—
* Excludes $78.1 million and $38.0 million of operating cash balances as of September 30, 2017 and December 31, 2016, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the nine months ended September 30, 2017 and 2016, there were no assets or liabilities measured at fair value on a nonrecurring basis after initial recognition.
4. Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance, December 31, 2016	$82,758
Other	2,801
Balance, September 30, 2017	$85,559
For the nine months ended September 30, 2017, the change in goodwill resulted from foreign currency translations and is presented as “Other” in the above table.

5.    Deferred Revenue
Deferred revenue represents amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. Deferred revenue consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
License software	$10,464	$17,662
Subscription and maintenance support	65,804	72,559
Professional services and other	21,078	18,968
Total	$97,346	$109,189

Current portion	$86,764	$97,037
Non-current portion	10,582	12,152
Total	$97,346	$109,189
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
Amortization expense related to this agreement was $0.9 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively and $2.8 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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
The initial conversion rate for the 2022 Notes is 25.8249 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, equivalent to a conversion price of $38.72 per share of common stock. The conversion rate will be subject to

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption on or after September 1, 2019 as described below, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. It is the Company's current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of 2022 Notes of $1,000. While the 2022 Notes were not convertible as of September 30, 2017, if the 2022 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date. As of September 30, 2017, the if-converted value of the 2022 Notes exceeded the principal amount of the 2022 Notes by $60.2 million.
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
The fair value of the 2022 Notes as of September 30, 2017 and December 31, 2016 was $282.3 million and $241.5 million, respectively. The carrying amount of the equity component of the 2022 Notes was $52.8 million at September 30, 2017. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at September 30, 2017 were $3.0 million, which are being amortized as interest expense through the September 2022 maturity date of the 2022 Notes.
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

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The initial conversion rate for the 2018 Notes is 23.8126 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes, equivalent to a conversion price of $41.99 per share of common stock. The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change, as defined in the indenture governing the 2018 Notes (the “2018 Indenture”), occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2018 Notes to be converted and deliver shares of the common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2018 Notes being converted. While the 2018 Notes were not convertible as of September 30, 2017, if the 2018 Notes were convertible, shares would have been distributed upon conversion because the conversion price was below the stock price as of such date. As of September 30, 2017, the if-converted value of the 2018 Notes exceeded the principal amount of the 2018 Notes by $13.7 million.
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
The fair value of the 2018 Notes as of September 30, 2017 and December 31, 2016 was $85.6 million and $80.2 million, respectively. The carrying amount of the equity component of the 2018 Notes was $2.9 million at September 30, 2017. The unamortized offering costs classified as debt issuance costs and recorded as a direct deduction to the carrying amount of the debt liability at September 30, 2017 were $0.2 million, which are being amortized as interest expense through the July 2018 maturity date of the 2018 Notes.
The following table shows the amounts recorded within the Company’s financial statements with respect to the combined 2022 Notes and the 2018 Notes (collectively, the "Notes") (in thousands):

	September 30, 2017	December 31, 2016
Convertible debt principal	$270,355	$270,355
Unamortized debt discount	(56,104)	(65,590)
Unamortized debt issuance costs	(3,125)	(3,750)
Net carrying amount of convertible debt	$211,126	$201,015

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest expense	$762	$762	$2,287	$2,310
Amortization of debt issuance costs	208	208	625	625
Accretion of debt discount	3,220	2,989	9,485	8,803
Interest expense	$4,190	$3,959	$12,397	$11,738
Fair Value of Borrowings
The fair value for the Company’s borrowings is estimated using quoted market prices of the Notes at September 30, 2017, quoted market prices for similar instruments and by observable market data. The Company believes its creditworthiness and the financial market in which it operates have not materially changed since entering into the arrangements. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
The aggregate maturities of borrowings as of September 30, 2017 were as follows (in thousands):

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
The term of stock-based grants is up to ten years, except that certain stock-based grants made after 2005 have a term of five years. For grants made under the 2009 Plan prior to January 1, 2015, the requisite vesting period is typically four years and for grants made subsequent to January 1, 2015, the requisite vesting period is typically three years. On each of January 1, 2016 and 2017, 1,250,000 shares were added to the 2009 Plan. At September 30, 2017, the Company had 1,494,723 shares of common stock available for issuance under the 2009 Plan.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation expense recognized by the Company was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$1,871	$2,009	$5,832	$6,156
Restricted stock units	11,319	11,365	32,570	30,930
Performance stock units	1,440	647	1,555	1,221
Total recognized stock-based compensation expense	$14,630	$14,021	$39,957	$38,307
Stock Options
The following table presents summary information related to stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2016	1,984,283	$31.15
Granted	129,400	41.05
Exercised	(554,782)	32.07
Forfeited	(82,920)	36.23
Expired	(7,377)	28.47
Balance, September 30, 2017	1,468,604	$31.40	6.66	$27,753

Vested and exercisable, September 30, 2017	834,936	$27.31	5.25	$19,191
During the nine months ended September 30, 2017 and 2016, the Company granted stock options with a weighted-average grant date fair value of $16.27 and $16.14, respectively. For the nine months ended September 30, 2017 and 2016, the intrinsic value of stock options exercised was $5.9 million and $4.3 million, respectively, and cash received from stock options exercised was $17.7 million and $13.9 million, respectively.
At September 30, 2017, unrecognized stock-based compensation expense related to unvested stock options was $8.6 million, which is scheduled to be recognized over a weighted average period of 1.53 years.
Restricted Stock Units
The following table presents a summary of activity for RSUs (excluding RSUs that are subject to performance-based vesting conditions (“PSUs”)):

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	1,859,411	$36.63
Granted	1,020,885	39.90
Vested	(892,081)	36.24
Forfeited	(72,802)	37.70
Balance, September 30, 2017	1,915,413	$38.62

The RSUs generally vest over three or four years from the vesting commencement date and on vesting the holder receives one share of common stock for each RSU.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2017, unrecognized stock-based compensation expense related to unvested RSUs was $65.8 million, which is scheduled to be recognized over a weighted average period of 1.90 years.
Performance Stock Units
The following table presents a summary of activity for PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	404,784	$26.44
Granted	160,773	43.91
Vested	(60,401)	34.11
Forfeited	(276,571)	26.41
Balance, September 30, 2017	228,585	$37.91

The PSUs generally vest over three or four years from the vesting commencement date, subject to the satisfaction of certain performance conditions, and on vesting the holder receives one share of common stock for each PSU.
During the nine months ended September 30, 2017, the Company granted an aggregate of 158,273 PSUs to certain officers, which vest over three years, subject to the satisfaction of performance criteria based upon the achievement of certain revenue targets.
At September 30, 2017, unrecognized stock-based compensation expense related to unvested PSUs was $0.2 million, which is scheduled to be recognized over a weighted average period of 1.76 years.
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
The effective tax rate was 13.2% and 33.7% for the nine months ended September 30, 2017 and 2016, respectively the effective tax rate differs from the computed U.S. statutory rate primarily due to non-deductible expenses related to stock-based compensation, other compensation items and losses from certain foreign jurisdiction with no associated tax benefit due to a full valuation allowance, partially offset by research and development and business credits. Included in the effective tax rate for the nine months ended September 30, 2017 is a U.S. discrete expense of $1.9 million related to share base compensation shortfalls per the adoption of ASU 2016-09.
As of September 30, 2017, the Company has not recorded a deferred tax liability for undistributed earnings of $9.4 million of certain foreign subsidiaries, since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, the Company would be subject to federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. In the table below, net loss represents the numerator and weighted average common shares outstanding represent the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net loss	$(2,674)	$(605)	$(16,193)	$(5,009)
Weighted average common shares outstanding, basic and diluted	31,175	29,878	30,807	29,491
Net loss per share, basic and diluted	$(0.09)	$(0.02)	$(0.53)	$(0.17)

Due to the settlement features of the Notes, the Company only includes the impact of the premium feature in the diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes. For the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, the weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the premium feature of the 2022 Notes convertible into 789,947, 461,136 ,686,211 and 167,570 shares, respectively, as the effect would have been anti-dilutive given the Company's losses for these periods. For the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, the weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the premium feature of the 2018 Notes convertible into 132,251, 19,362 and

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

96,636 shares, respectively, as the effect would have been anti-dilutive given the Company's losses for theses periods. The average stock price did not exceed the conversion price for the 2018 Notes for the nine months ended September 30, 2016.
The weighted average number of shares outstanding used in the computation of diluted loss per share does not include the effect of stock-based awards convertible into 1,017,021 and 923,561 shares for the three months ended September 30, 2017 and 2016, respectively, and into 996,936 and 888,171 shares for the nine months ended September 30, 2017 and 2016, respectively, as the effect would have been anti-dilutive given the Company’s losses for these periods.
The weighted average number of shares outstanding used in the computation of diluted loss per share also does not include the effect of certain additional stock-based awards exercisable into 410,475 and 265,546 shares for the three months ended September 30, 2017 and 2016, respectively, and into 423,932 and 1,090,717 shares for the nine months ended September 30, 2017 and 2016, respectively, as their effect would have been anti-dilutive because their exercise prices exceeded the average market price of the Company's common stock during these periods.
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
The Company engages in business across three geographic regions: North America; Europe, Middle East and Africa ("EMEA"); and Asia Pacific, Caribbean and Latin America ("Emerging Markets"). Revenue by geographic area is based on the location of the service provider. The following tables present revenue and long-lived assets, net, by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
North America	$55,664	$46,696	$148,081	$132,545
EMEA	25,977	23,531	78,556	68,000
Emerging Markets	9,832	13,895	33,264	38,434
Total Revenue	$91,473	$84,122	$259,901	$238,979
North America includes $52.6 million and $38.3 million of United States revenue for each of the three months ended September 30, 2017 and 2016 and $139.5 million and $119.0 million for each of the nine months ended September 30, 2017 and 2016.

	September 30, 2017	December 31, 2016
Long-Lived Assets, net:
North America	$29,098	$22,909
EMEA	3,552	4,683
Emerging Markets	4,941	2,932
Total long-lived assets, net	$37,591	$30,524
North America includes $28.9 million and $22.6 million of United States long-lived assets as of September 30, 2017 and December 31, 2016.

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

13. Subsequent Events
Proposed Transaction with Cisco
On October 20, 2017, the Company entered into the Merger Agreement with Cisco and Sub.
Pursuant to the Merger Agreement, Sub will merge with and into the Company (the “Merger”), with the Company to survive the Merger and become a wholly-owned subsidiary of Cisco. As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held (a) by stockholders of the Company who have validly exercised their dissenters’ rights under Delaware law, (b) by the Company as treasury stock immediately prior to the Effective Time or (c) by Cisco or any direct or indirect wholly-owned subsidiary of the Company or subsidiary of Cisco immediately prior to the Effective Time) will be converted into the right to receive $55.00 in cash, without interest (the “Merger Consideration”).
At the Effective Time, each outstanding and unexercised vested stock option, vested restricted stock unit and vested performance stock unit granted under the Company’s stock plans, including the 1999 Plan and the 2009 Plan (collectively, the “Company Equity Plans”) will terminate and be converted into the right to receive from Cisco an amount of cash, without interest, equal to the number of shares subject to such equity award multiplied by the Merger Consideration (or in the case of stock options, the excess, if any, of the Merger Consideration over the exercise price of such option) (the “Cash-Out Amount”), subject to all applicable tax withholding. At the Effective Time, each outstanding and unvested stock option, unvested restricted stock unit and unvested performance stock unit granted under the Company Equity Plans held by the employees and consultants of the Company or its subsidiaries as of the Effective Time will be converted into and substituted for the right to receive from Cisco the applicable Cash-Out Amount, payable in accordance with the original vesting schedule for such equity award (including any applicable terms relating to termination and accelerated vesting of the equity award), subject to all applicable tax withholding, provided that the unvested performance stock units will no longer be subject to performance-based vesting criteria but service-based vesting arrangements only.
The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, covenants to conduct its business in the ordinary course in substantially the same manner as previously conducted during the period between the date of the Merger Agreement and the Effective Time and not to engage in certain specified transactions or activities during such period without Cisco’s prior consent. In addition, subject to certain exceptions, the Company has agreed not to (a) solicit, initiate or knowingly encourage, facilitate or induce the making, submission or public announcement of any inquiry, indication of interest, proposal or offer that constitutes, or could reasonably be expected to lead to, an “acquisition proposal,” (b) enter into, participate in, maintain or continue any communications (except to provide written notice as to the existence of these provisions and to clarify the terms and conditions of any acquisition proposal) or negotiations regarding, or deliver or make available to any person any non-public information with respect to, or knowingly take any other action regarding, any inquiry, indication of interest, proposal or offer that constitutes, or could reasonably be expected to lead to, an acquisition proposal, (c) agree to, accept, approve, endorse or recommend (or publicly propose or announce any intention to agree to, accept, approve, endorse or recommend) any acquisition proposal, (d) enter into any agreement in principle, letter of intent, term sheet or any other agreement, understanding or contract (whether binding or not) contemplating or otherwise relating to any acquisition proposal (other than a customary confidentiality agreement), (e) submit any acquisition proposal to the vote of any securityholders of the Company or any of its subsidiaries, (f) approve any transaction, or any third party becoming an “interested stockholder,” under Section 203 of the General Corporation Law of the State of Delaware or (g) resolve, propose or agree to do any of the foregoing. The Company shall prepare and file a proxy statement and cause a special stockholder meeting to be held regarding, among other things, the adoption of the Merger Agreement and the advisory approval of the compensation that the Company’s named executive officers may receive in connection with the Merger and, subject to certain exceptions, the board of directors of the Company shall recommend that the stockholders vote in favor of the adoption of the Merger Agreement (the “Company Board Recommendation”) and not withdraw, qualify, amend or modify such Company Board Recommendation in a manner adverse to Cisco or Sub.
The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, (a) adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding common stock, (b) the absence of any legal or regulatory restraint or prohibition or actions by any governmental entity preventing the consummation of the Merger, (c) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the obtainment of all applicable foreign antitrust approvals, (d) subject to certain materiality qualifications, the continued accuracy of the Company’s representations and warranties as of the signing of the Merger Agreement and closing date of the Merger, (e) performance and compliance by the Company in all material respects with all covenants and other agreements in the Merger Agreement required to be performed and complied by it at or prior to the closing of the Merger, (f) the absence of (i) an antitrust related restraint by a governmental entity that would prevent or condition the consummation of the Merger and (ii) any pending legal proceeding brought by any governmental entity seeking

BroadSoft, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

the foregoing, and (g) the absence of any “material adverse effect” on the Company occurring after the date of the Merger Agreement that is then continuing.
The Merger Agreement also includes termination provisions for both the Company and Cisco, including the Company’s right, subject to certain limitations, to terminate the Merger Agreement in certain circumstances to accept a superior proposal from a competing bidder. In addition, either Cisco or the Company may terminate the Merger Agreement if the Merger has not been successfully completed by July 20, 2018, which will be extended for an additional three-month period and, at the Company’s election, for up to another three-month period, if the only closing conditions that have not been satisfied relate to antitrust approval. In connection with a termination of the Merger Agreement under specified circumstances including the failure of the board of directors to include the Company Board Recommendation in the proxy statement, a change in the Company Board Recommendation, entry by the Company into any agreement contemplating or related to an acquisition proposal or certain other triggering events, the Company may be required to pay Cisco a termination fee of $56 million.

For additional information related to the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2017, which includes the full text of the Merger Agreement as Exhibit 2.1.

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
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement and the inability to complete the proposed merger due to the failure to obtain stockholder approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, this Quarterly Report on Form 10-Q and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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
Proposed Transaction with Cisco
On October 20, 2017, we entered into an Agreement and Plan of Merger, or the Merger Agreement with Cisco Systems, Inc., a California corporation, or Cisco, and Brooklyn Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Cisco, or Sub. Pursuant to the Merger Agreement, Sub will merge with and into us, which refer to herein as the Merger, with us surviving the Merger as a wholly-owned subsidiary of Cisco. As a result of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $55.00 in cash. The transaction is subject to certain conditions, including the adoption of the Merger Agreement and approval of the Merger by BroadSoft stockholders, as well as regulatory approvals.

For additional information related to the Merger Agreement, we refer you to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2017, which includes the full text of the Merger Agreement as Exhibit 2.1.
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

We also believe that we have the potential of achieving increasing software revenue from what we describe as network transformation projects. We have assisted several of our largest service provider customers on projects to begin transforming most, if not all, of their legacy fixed and mobile circuit switched networks to IP-based networks, driven in part by the movement to migrate their wireless networks to VoLTE. Much of our work has been to provide our customers with UC capabilities in these network transformations. In 2016, we gained acceptance from these customers of our initial implementations of certain of these projects, which contributed to our financial results. We expect to see positive revenue impact from these projects during the fourth quarter of 2017, and we believe these existing transformation projects, as well as new opportunities with certain of our major service provider customers, should lead to increased software revenue from these projects beginning in 2018. These projects could drive significant revenue for us over the next several years.
Key Financial Highlights
Some of our key GAAP financial highlights for the quarter ended September 30, 2017 include:

•	Total revenue increased by $7.4 million or 9%, to $91.5 million, compared to $84.1 million for the quarter ended September 30, 2016;

•	Gross profit was $64.8 million, or 71% of revenue, compared to $60.4 million, or 72% of revenue, for the quarter ended September 30, 2016;

•	Income from operations was $0.6 million, compared to income from operations of $1.6 million for the quarter ended September 30, 2016;

•	Net loss was $2.7 million, compared to $0.6 million for the quarter ended September 30, 2016;

•	Net loss per diluted share was $0.09, compared to $0.02 for the quarter ended September 30, 2016;

•	Billings (revenue plus net change in deferred revenue) increased by 14% to $89.6 million, compared to $78.9 million for the quarter ended September 30, 2016;

•	Deferred revenue decreased by $1.9 million, compared to a decrease of $5.3 million for the quarter ended September 30, 2016; and

•	Cash provided by operating activities was $13.9 million compared to $13.7 million for the quarter ended September 30, 2016.
Some of our key non-GAAP financial highlights for the quarter ended September 30, 2017 include:

•	Non-GAAP gross profit increased to $68.9 million, or 75% of revenue, compared to $64.3 million, or 76% of revenue, for the quarter ended September 30, 2016;

•	Non-GAAP income from operations decreased to $16.8 million, or 18% of revenue, compared to $17.3 million, or 21% of revenue, for the quarter ended September 30, 2016;

•	Non-GAAP net income decreased to $12.4 million, or 14% of revenue, compared to $12.7 million, or 15% of revenue, for the quarter ended September 30, 2016; and

•	Non-GAAP net income per diluted share decreased to $0.38 per common share, compared to $0.40 per diluted share for the quarter ended September 30, 2016.
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
Our total revenue consists of the following:
License software. We derive license software revenue primarily from the sale of perpetual software licenses. We generally price our software based on the packages of features and applications provided and on the number of subscriber licenses sold. These factors impact the average selling price of our licenses and the comparability of average selling prices. Our license software revenue may vary significantly from quarter to quarter or from year to year as a result of long sales and deployment cycles, variations in customer ordering practices and the application of management’s judgment in applying complex revenue recognition rules. Our deferred license software revenue balance consists of software orders that do not meet all the criteria for revenue recognition. We are unable to predict with certainty the proportion of orders that will meet all the criteria for revenue recognition relative to those orders that will not meet all such criteria and, as a result, it is difficult to forecast whether recognized license software revenue and deferred license software revenue will continue to increase or decrease in a given period. As of September 30, 2017, our deferred license software revenue balance was $10.5 million, the current portion of which was $9.8 million.
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
Our deferred subscription and maintenance support revenue balance consists of maintenance support and subscription orders that do not meet all the criteria for revenue recognition. As of September 30, 2017, our deferred subscription and maintenance support revenue balance was $65.8 million, the current portion of which was $56.5 million.
Professional services and other. Professional services and other revenue primarily includes revenue from professional service engagements consisting of implementation, training, consulting and design and customization services. Our professional services and other deferred revenue balance consists of orders that do not meet all the criteria for revenue recognition. As of September 30, 2017, our deferred professional services and other revenue balance was $21.1 million, the current portion of which was $20.5 million.
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
Billings are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning of period deferred revenue balance	$99,244	$107,305	$109,189	$111,054
End of period deferred revenue balance	97,346	102,049	97,346	102,049
Decrease in deferred revenue	(1,898)	(5,256)	(11,843)	(9,005)
Revenue	91,473	84,122	259,901	238,979
Billings	$89,575	$78,866	$248,058	$229,974
Operating Expenses

We grew our total headcount to 1,733 employees at September 30, 2017 from 1,597 employees at December 31, 2016.
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
Stock-Based Compensation
We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant of stock-based awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. The fair value of service-only awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period, of the award. The fair value of awards with a performance condition is recognized as stock-based compensation on a graded basis over the requisite vesting period of the award. For the three months ended September 30, 2017 and 2016, we recorded stock-based compensation expense of $14.6 million and $14.0 million, respectively, and for the nine months ended September 30, 2017 and 2016, we recorded stock-based compensation expense of $40.0 million and $38.3 million, respectively.
Based on stock-based awards outstanding as of September 30, 2017, we expect to recognize future expense related to the unvested portions of such stock-based awards in the amount of $74.6 million over a weighted average period of approximately 1.86 years.
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
While we have not yet completed our final review of the impact of the new standard, we expect that the new standard (a) will impact the timing of revenue recognition for certain software license and professional services contracts and (b) will not have a significant impact on timing of revenue recognition for subscription and maintenance support contracts. Due to the complexity of certain of our software license and professional services contracts, the actual timing of revenue recognition required under the new standard will be dependent on contract-specific terms. We also expect that the new standard will require the capitalization of certain professional services costs related to the on-boarding of SaaS customers. We are still in the process of quantifying the impact of the capitalization of the costs, but do not expect the amount to be material. We will adopt the new standard on January 1, 2018 using the modified retrospective method. We will continue to evaluate the standard as well as additional changes, modifications or interpretations that may impact our current conclusions.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$30,587	33%	$31,486	38%	$(899)	(3)%
Subscription and maintenance support	43,520	48	36,509	43	7,011	19
Professional services and other	17,366	19	16,127	19	1,239	8
Total revenue	$91,473	100%	$84,122	100%	$7,351	9%

Revenue by Geography:
North America	$55,664	61%	$46,696	56%	$8,968	19%
EMEA	25,977	28	23,531	28	2,446	10
Emerging Markets	9,832	11	13,895	16	(4,063)	(29)
Total revenue	$91,473	100%	$84,122	100%	$7,351	9%
Total revenue for the three months ended September 30, 2017 increased by 9%, or $7.4 million, to $91.5 million as compared to the same period in 2016. This growth was primarily driven by a 19% increase in subscription and maintenance support revenue and an 8% increase in professional services and other revenue, partially offset by a 3% decrease in license software revenue. Deferred revenue decreased by $1.9 million for the three months ended September 30, 2017, compared to a decrease of $5.3 million for the same period in 2016.
North America revenue for the three months ended September 30, 2017 increased by $9.0 million, to $55.7 million as compared to the same period in 2016. The increase in North America revenue for the three months ended September 30, 2017 was due to an increase in license software revenue, subscription and maintenance support revenue and professional services and other revenue.
Europe, Middle East and Africa, or EMEA, revenue for the three months ended September 30, 2017 increased by 10%, or $2.4 million, to $26.0 million as compared to the same period in 2016. The increase in EMEA revenue for the three months ended September 30, 2017 was due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
Asia Pacific, the Caribbean and Latin America, or Emerging Markets, revenue for the three months ended September 30, 2017 decreased by 29%, or $4.1 million, to $9.8 million compared to the same period in 2016. The decrease in Emerging Markets revenue for the three months ended September 30, 2017 was due to a decrease in license software revenue, partially offset by an increase in subscription and maintenance support revenue and professional services and other revenue.
License Software
License software revenue for the three months ended September 30, 2017 decreased by $0.9 million, to $30.6 million, compared to the same period in 2016. The decrease in license software revenue for the three months ended September 30, 2017 reflects a decrease in Emerging Markets license software revenue, partially offset by an increase in North America and EMEA license software revenue. Deferred license software revenue increased by $0.6 million for the three months ended September 30, 2017, compared to a decrease of $7.3 million for the same period in 2016.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the three months ended September 30, 2017 increased by 19%, or $7.0 million, to $43.5 million, compared to the same period in 2016. The increase in subscription and maintenance support revenue for the three months ended September 30, 2017 was the result of growth in subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchase maintenance support revenue. Our SaaS subscription revenue for the three months ended September 30, 2017 increased by $3.7 million to $16.4 million, compared to the same period in 2016. Deferred subscription and maintenance support revenue increased by $2.7 million for the three months ended September 30, 2017, compared to a decrease of $2.2 million for the same period in 2016.
Professional Services and Other
Professional services and other revenue for the three months ended September 30, 2017 increased by 8%, or $1.2 million, to $17.4 million, compared to the same period in 2016. The increase in professional services and other revenue for the three months ended September 30, 2017 was primarily due to the timing of revenue recognition associated with certain transformational projects. Deferred professional services and other revenue decreased by $5.3 million for the three months ended September 30, 2017, compared to an increase of $4.3 million for the same period in 2016.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$1,463	5%	$1,799	6%	$(336)	(19)%
Subscription and maintenance support	15,002	34	11,894	33	3,108	26
Professional services and other	10,226	59	10,060	62	166	2
Total cost of revenue	$26,691	29%	$23,753	28%	$2,938	12%

Gross Profit:
License software	$29,124	95%	$29,687	94%	$(563)	(2)%
Subscription and maintenance support	28,518	66	24,615	67	3,903	16
Professional services and other	7,140	41	6,067	38	1,073	18
Total gross profit	$64,782	71%	$60,369	72%	$4,413	7%

For the three months ended September 30, 2017, our gross margin decreased to 71% of revenue as compared to 72% for the same period in 2016, and our gross profit increased by 7%, or $4.4 million, to $64.8 million. The increase in total gross profit was primarily due to higher revenue growth relative to the growth in cost of revenue.
For the three months ended September 30, 2017, license software gross margin increased to 95% as compared to 94% for the same period in 2016 and license software gross profit decreased by 2% to $29.1 million. License software cost of revenue decreased by 19%, or $0.3 million, to $1.5 million for the three months ended September 30, 2017, compared to the same period in 2016. The decrease in license software cost of revenue was primarily due to a decrease of $0.2 million in personnel-related costs. The decrease in license software gross profit was primarily driven by the decrease in license software revenue.
For the three months ended September 30, 2017, subscription and maintenance support gross margin decreased to 66% as compared to 67% for the same period in 2016 and subscription and maintenance support gross profit increased by 16% to $28.5 million. Subscription and maintenance support cost of revenue increased by 26%, or $3.1 million, to $15.0 million for the three months ended September 30, 2017, compared to the same period in 2016. The increase in subscription and maintenance support cost of revenue was related to our continued investments in our SaaS offerings, including the impact of recent acquisitions. The increase was primarily due to a $1.9 million increase in personnel-related costs and a $1.1 million increase in operational costs associated with hosting our SaaS offerings. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to the growth in subscription and maintenance services cost of revenue.
For the three months ended September 30, 2017, professional services and other gross margin increased to 41% as compared to 38% for the same period in 2016 and professional services and other gross profit increased by 18% to $7.1 million. Professional services and other cost of revenue increased by 2%, or $0.2 million, to $10.2 million for the three months ended September 30, 2017, compared to the same period in 2016. The increase in professional services and other cost of revenue was primarily due to a $0.9 million increase in personnel-related costs, partially offset by a $0.4 million decrease in outside consulting expense. The increase in professional services and other gross profit was driven by an increase in professional services and other revenue relative to growth in professional services and other cost of revenue.
Operating Expenses

	Three Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$30,519	33%	$26,112	31%	$4,407	17%
Research and development	20,814	23	19,931	24	883	4
General and administrative	12,880	14	12,759	15	121	1
Total operating expenses	$64,213	70%	$58,802	70%	$5,411	9%
Sales and Marketing. Sales and marketing expense increased by 17%, or $4.4 million, to $30.5 million for the three months ended September 30, 2017, compared to the same period in 2016. This increase was primarily due to a $4.7 million increase in personnel-related costs, $0.3 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets partially offset by a $0.4 million decrease in travel expenses.
Research and Development. Research and development expense increased by 4%, or $0.9 million, to $20.8 million for the three months ended September 30, 2017, compared to the same period in 2016. This increase was primarily due to a $0.4 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets, a $0.3 million increase in equipment and software costs and a $0.3 million increase in personnel-related costs.
General and Administrative. General and administrative expense increased by 1%, or $0.1 million, to $12.9 million for the three months ended September 30, 2017, compared to the same period in 2016. This increase was primarily due to a $0.5 million increase in personnel-related costs, a $0.4 million increase in equipment and software costs and a $0.3 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets, partially offset by a $1.1 million decrease in third party legal, accounting and consulting expense, primarily related to insurance reimbursement of certain legal expenses.
Income from Operations
Income from operations was $0.6 million for the three months ended September 30, 2017, as compared to $1.6 million for the same period in 2016.
Other Expense

	Three Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$4,260	5%	$3,959	5%	$301	8%
Interest income	(855)	(1)	(683)	(1)	(172)	25
Other, net	316	*	(207)	*	523	(253)
Total other expense, net	$3,721	4%	$3,069	4%	$652	21%

*	Less than 1%
Total other expense, net for the three months ended September 30, 2017 increased by $0.7 million compared to the same period in 2016, primarily due to the increase in interest expense related to our Notes and an increase in foreign exchange losses related to the revaluation of foreign currency denominated trade receivables and losses on intercompany settlements, partially offset by the increase in interest income.
Benefit from Income Taxes

Benefit from income taxes was $0.5 million for the three months ended September 30, 2017, compared to $0.9 million for the same period in 2016. The decrease in our benefit from income taxes is primarily due to results of operations and changes in the projected mix of earnings among jurisdictions, as well as the adoption of ASU 2016-09 and the domestic manufacturing deduction.

Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Revenue by Type:
License software	$94,683	36%	$95,992	40%	$(1,309)	(1)%
Subscription and maintenance support	127,106	49	106,348	45	20,758	20
Professional services and other	38,112	15	36,639	15	1,473	4
Total revenue	$259,901	100%	$238,979	100%	$20,922	9%

Revenue by Geography:
North America	$148,081	57%	$132,545	56%	$15,536	12%
EMEA	78,556	30	68,000	28	10,556	16
Emerging Markets	33,264	13	38,434	16	(5,170)	(13)
Total revenue	$259,901	100%	$238,979	100%	$20,922	9%
Total revenue for the nine months ended September 30, 2017 increased by 9%, or $20.9 million, to $259.9 million as compared to the same period in 2016. This growth was driven by a 20% increase in subscription and maintenance support revenue and a 4% increase in professional services and other revenue, partially offset by a 1% decrease in license software revenue. Deferred revenue decreased by $11.8 million for the nine months ended September 30, 2017, compared to a decrease of $9.0 million for the same period in 2016.
North America revenue for the nine months ended September 30, 2017 increased by 12%, or $15.5 million, to $148.1 million as compared to the same period in 2016. The increase in North America revenue for the nine months ended September 30, 2017 was due to an increase in subscription and maintenance support revenue and professional services and other revenue, partially offset by a decrease in license software revenue.
EMEA revenue for the nine months ended September 30, 2017 increased by16%, or $10.6 million, to $78.6 million as compared to the same period in 2016. The increase in EMEA revenue for the nine months ended September 30, 2017 was due to an increase in license software revenue and subscription and maintenance support revenue, partially offset by a decrease in professional services and other revenue.
Emerging Markets revenue for the nine months ended September 30, 2017 decreased by 13%, or $5.2 million, to $33.3 million compared to the same period in 2016. The decrease in Emerging Markets revenue for the nine months ended September 30, 2017 was primarily due to a decrease in license software revenue and professional services and other revenue, partially offset by an increase in subscription and maintenance support revenue.
License Software

License software revenue for the nine months ended September 30, 2017 decreased by 1%, or $1.3 million, to $94.7 million, compared to the same period in 2016. The decrease in license software revenue for the nine months ended September 30, 2017 reflects a decrease in North America and Emerging Markets license software revenue, partially offset by an increase in EMEA license software revenue. Deferred license software revenue decreased by $7.2 million for the nine months ended September 30, 2017, compared to a decrease of $13.7 million for the same period in 2016.
Subscription and Maintenance Support
Subscription and maintenance support revenue for the nine months ended September 30, 2017 increased by 20%, or $20.8 million, to $127.1 million, compared to the same period in 2016. The increase in subscription and maintenance support revenue for the nine months ended September 30, 2017 was the result of growth in our subscription revenue associated with our SaaS platforms, which included contributions from recent acquisitions, and growth in our installed base of customers who purchase maintenance support revenue. Our SaaS subscription revenue for the nine months ended September 30, 2017 increased by $9.4 million to $46.9 million, compared to the same period in 2016. Deferred subscription and maintenance support revenue decreased by $6.8 million for the nine months ended September 30, 2017, compared to a decrease of $3.2 million for the same period in 2016.
Professional Services and Other
Professional services and other revenue for the nine months ended September 30, 2017 increased by 4%, or $1.5 million to $38.1 million, compared to the same period in 2016. The increase in professional services and other revenue for the nine months ended September 30, 2017 was primarily due to the timing of revenue recognition associated with certain transformational projects. Deferred professional services and other revenue increased by $2.1 million for the nine months ended September 30, 2017, compared to an increase of $8.0 million for the same period in 2016.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenue:
License software	$4,655	5%	$5,697	6%	$(1,042)	(18)%
Subscription and maintenance support	42,085	33%	34,060	32%	8,025	24%
Professional services and other	30,577	80%	27,340	75%	3,237	12%
Total cost of revenue	$77,317	30%	$67,097	28%	$10,220	15%
Gross Profit:
License software	$90,028	95%	$90,295	94%	$(267)	*
Subscription and maintenance support	85,021	67%	72,288	68%	12,733	18%
Professional services and other	7,535	20%	9,299	25%	(1,764)	(19)%
Total gross profit	$182,584	70%	$171,882	72%	$10,702	6%

*	Less than 1%
For the nine months ended September 30, 2017, our gross margin decreased to 70% of revenue as compared to 72% for the same period in 2016, and our gross profit increased by 6%, or $10.7 million, to $182.6 million. Total gross profit increased primarily due to higher revenue growth relative to the growth in cost of revenue.
For the nine months ended September 30, 2017, license software gross margin increased to 95% as compared to 94% for the same period in 2016 and license software gross profit increased to $90.0 million. License software cost of revenue decreased by 18%, or $1.0 million, to $4.7 million for the nine months ended September 30, 2017, compared to the same period in 2016. The decrease in license software cost of revenue was primarily due to a $0.9 million decrease in personnel-related costs. The increase in license software gross profit was primarily driven by the decrease in license software cost of revenue.

For the nine months ended September 30, 2017, subscription and maintenance support gross margin decreased to 67% as compared 68% for the same period in 2016 and subscription and maintenance support gross profit increased by 18% to $85.0 million. Subscription and maintenance support cost of revenue increased by 24%, or $8.0 million, to $42.1 million for the nine months ended September 30, 2017, compared to the same period in 2016. The increase in subscription and maintenance support cost of revenue was related to our continued investments in our product offerings, primarily investments in our SaaS offerings, including the impact of recent acquisitions. The increase was primarily due to a $4.7 million increase in personnel-related costs, a $2.5 million increase in operational costs associated with hosting our SaaS offerings and a $0.5 million increase in third party software maintenance costs. The increase in subscription and maintenance support gross profit was driven by higher revenue growth relative to the growth in subscription and maintenance services cost of revenue.
For the nine months ended September 30, 2017, professional services and other gross margin decreased to 20% as compared to 25% for the same period in 2016 and professional services and other gross profit decreased by 19% to $7.5 million. Professional services and other cost of revenue increased by 12%, or $3.2 million, to $30.6 million for the nine months ended September 30, 2017, compared to the same period in 2016. The increase in professional services and other cost of revenue was primarily due to a $2.9 million increase in personnel-related costs, a $0.5 million increase in equipment and software costs and a $0.2 million increase in consulting expenses, partially offset by a $0.4 million decrease in travel expenses. The decrease in professional services and other gross profit was driven by lower revenue growth relative to growth in professional services and other cost of revenue.
Operating Expenses

	Nine Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$88,296	34%	$75,386	32%	$12,910	17%
Research and development	62,545	24%	58,120	24%	4,425	8%
General and administrative	40,295	16%	36,675	15%	3,620	10%
Total operating expenses	$191,136	74%	$170,181	71%	$20,955	12%
Sales and Marketing. Sales and marketing expense increased by 17%, or $12.9 million to $88.3 million for the nine months ended September 30, 2017, compared to the same period in 2016. The increase was primarily due to a $12.3 million increase in personnel-related costs, a $0.9 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets and a $0.5 million increase in outside consulting expense, partially offset by a $0.7 million decrease in recruiting expense.
Research and Development. Research and development expense increased by 8%, or $4.4 million to $62.5 million for the nine months ended September 30, 2017, compared to the same period in 2016. This increase was primarily due to a $2.7 million increase in personnel-related costs, a $1.1 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets, and a $1.0 million increase in equipment and software expenses, partially offset by a $0.6 million decrease in outside consulting expenses.
General and Administrative. General and administrative expense increased by 10%, or $3.6 million, to $40.3 million for the nine months ended September 30, 2017, compared to the same period in 2016. This increase was primarily due to a $2.1 million increase in personnel-related costs, a $1.0 million increase in equipment and software costs and a $0.9 million increase in overhead expense, including but not limited to rent and depreciation on corporate fixed assets, partially offset by a $0.7 million decrease in third party legal expenses, primarily related to insurance reimbursement of certain legal expenses.
Income (loss) from Operations
Loss from operations was $8.6 million for the nine months ended September 30, 2017, as compared to income from operations of $1.7 million for the same period in 2016.
Other Expense

	Nine Months Ended September 30,				Period-to-Period Change
	2017		2016
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percentage
	(dollars in thousands)
Interest expense	$12,471	5%	$11,738	5%	$733	6%
Interest income	(2,457)	(1)%	(1,950)	(1)%	(507)	26%
Other, net	93	*	(533)	*	626	(117)%
Total other expense, net	$10,107	4%	$9,255	4%	$852	9%

*	Less than 1%
Other expense, net for the nine months ended September 30, 2017 increased by $0.9 million compared to the same period in 2016, primarily due to the increase in interest expense related to our Notes and a decrease in the foreign exchange losses related to the revaluation of foreign currency denominated trade receivables and losses on intercompany settlement, partially offset by the increase in interest income.
Benefit from Income Taxes

Benefit from income taxes was $2.5 million for the nine months ended September 30, 2017, compared to $2.5 million for the same period in 2016.
Liquidity and Capital Resources
Resources
We fund our operations principally with cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2017 was $40.7 million compared to $47.9 million for the same period in 2016.
Our 2018 Notes will come due on July 1, 2018. We believe we will have funds available to satisfy the 2018 Notes obligation.
On October 20, 2017, we entered into the Merger Agreement with Cisco pursuant to which Cisco has agreed to acquire us for $55.00 per share in an all-cash transaction. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Cisco, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing shares of our outstanding common stock outside of certain limited exceptions. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
Cash and Cash Equivalents, Accounts Receivable and Working Capital
The following tables present a summary of our cash and cash equivalents, accounts receivable, working capital and cash flows as of the dates and for the periods indicated (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$129,546	$82,993
Accounts receivable, net	109,086	121,817
Working capital	316,895	227,778

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$40,724	$47,937
Investing activities	(1,151)	(124,049)
Financing activities	3,336	828
Our cash and cash equivalents at September 30, 2017 were held for working capital and other general corporate purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes. Our cash and cash equivalents held outside the United States equaled $53.8 million as of September 30, 2017. Cash and cash equivalent balances outside the U.S. may be subject to foreign withholding and U.S. taxation, if repatriated. We intend to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax. Determination of the potential tax impact should we repatriate such funds is not practicable or material.
Operating Activities
Operating activities consist primarily of net income adjusted for changes in other current and long-term assets and liabilities and non-cash items. Non-cash items consist primarily of stock-based compensation expense, depreciation and amortization, provision for deferred income taxes, non-cash interest on convertible debt and amortization of software licenses.
For the nine months ended September 30, 2017, net cash provided by operating activities was $40.7 million, compared to net cash provided by operating activities of $47.9 million for the same period in 2016. This decrease was primarily related to an increase in net loss of $11.2 million and a $1.3 million decrease from the net change in other current and long-term assets and liabilities, partially offset by a $5.3 million increase in the aggregate change in non-cash items.
Investing Activities
Our investing activities have consisted primarily of proceeds from maturities and purchases of marketable securities.
For the nine months ended September 30, 2017, net cash used in investing activities was $1.2 million, compared to net cash used in investing activities of $124.0 million for the same period in 2016. This increase was attributable to a $106.1 million decrease in net purchases of marketable securities and a $21.4 million decrease in payments for acquisitions.
Financing Activities
Our financing activities have consisted primarily of proceeds from the exercises of stock options and taxes paid on the vesting of restricted stock units.
For the nine months ended September 30, 2017, net cash provided by financing activities was $3.3 million, compared to net cash provided by financing activities of $0.8 million for the same period in 2016. Net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options of $17.7 million, partially offset by taxes paid on the vesting of restricted stock units of $14.4 million.
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
Contractual Obligations
We have contractual obligations for non-cancelable office space, notes payable and other short-term and long-term liabilities. The following table discloses aggregate information about our contractual obligations as of September 30, 2017 and periods in which payments are due (in thousands):

	Payments Due by Year
	Total	Remainder of 2017	2018 - 2019	2020 - 2021	After 2021
Convertible Senior Notes, including interest * ^	$281,454	$518	$73,648	$4,025	$203,263
Operating lease obligations	61,763	2,033	17,973	14,297	27,460
Total	$343,217	$2,551	$91,621	$18,322	$230,723
* Contractual interest obligations related to our Notes totaled $11.1 million at September 30, 2017 including $0.5 million, $4.5 million, $4.0 million and $2.0 million due in the remainder of 2017, and years 2018-2019, 2020-2021 and after 2021, respectively.
^ Principal payment obligations for the 2018 Notes are $69.1 million, due in July 2018, and principal payment obligations for the 2022 Notes are $201.3 million, due in September 2022.

As of September 30, 2017, we had unrecognized tax benefits of $9.6 million, including interest and penalties of $0.5 million. We do not expect any material benefits to be recognized in 2017. Furthermore, we are not able to provide a reliable estimate of the timing of future payments relating to these unrecognized benefits.
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
Non-GAAP net income and net income per share. We define non-GAAP net income as net income plus stock-based compensation expense, amortization expense for acquired intangible assets, non-cash interest expense on our convertible senior notes, foreign currency transaction gains and losses adjusted for our non-GAAP tax provision, which is our estimated current and deferred income tax expense commensurate with the non-GAAP measure of profitability utilizing our projected effective long-term statutory tax rate to which we expect that we will be subject after we implement our expected reorganization of our international operations (and without giving effect to the Merger). We define non-GAAP income per share as non-GAAP net income divided by the weighted average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Non-GAAP cost of revenue:
GAAP license cost of revenue	$1,463	$1,799	$4,655	$5,697
(percent of related revenue)	5%	6%	5%	6%
Less:
Stock-based compensation expense	105	146	312	472
Amortization of acquired intangible assets	265	334	1,034	1,003
Non-GAAP license cost of revenue	$1,093	$1,319	$3,309	$4,222
(percent of related revenue)	4%	4%	3%	4%

GAAP subscription and maintenance support cost of revenue	$15,002	$11,894	$42,085	$34,060
(percent of related revenue)	34%	33%	33%	32%
Less:
Stock-based compensation expense	1,184	952	3,136	2,438
Amortization of acquired intangible assets	1,139	1,197	3,449	3,431
Non-GAAP subscription and maintenance support cost of revenue	$12,679	$9,745	$35,500	$28,191
(percent of related revenue)	29%	27%	28%	27%

GAAP professional services and other cost of revenue	$10,226	$10,060	$30,577	$27,340
(percent of related revenue)	59%	62%	80%	75%
Less:
Stock-based compensation expense	1,227	1,127	3,482	3,208
Amortization of acquired intangible assets	175	175	525	525
Non-GAAP professional services and other cost of revenue	$8,824	$8,758	$26,570	$23,607
(percent of related revenue)	51%	54%	70%	64%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$64,782	$60,369	$182,584	$171,882
(percent of total revenue)	71%	72%	70%	72%
Plus:
Stock-based compensation expense	2,516	2,225	6,930	6,118
Amortization of acquired intangible assets	1,579	1,706	5,008	4,959
Non-GAAP gross profit	$68,877	$64,300	$194,522	$182,959
(percent of total revenue)	75%	76%	75%	77%

GAAP license gross profit	$29,124	$29,687	$90,028	$90,295
(percent of related revenue)	95%	94%	95%	94%
Plus:
Stock-based compensation expense	105	146	312	472
Amortization of acquired intangible assets	265	334	1,034	1,003
Non-GAAP license gross profit	$29,494	$30,167	$91,374	$91,770
(percent of related revenue)	96%	96%	97%	96%

GAAP subscription and maintenance support gross profit	$28,518	$24,615	$85,021	$72,288
(percent of related revenue)	66%	67%	67%	68%
Plus:
Stock-based compensation expense	1,184	952	3,136	2,438
Amortization of acquired intangible assets	1,139	1,197	3,449	3,431
Non-GAAP subscription and maintenance support gross profit	$30,841	$26,764	$91,606	$78,157
(percent of related revenue)	71%	73%	72%	73%

GAAP professional services and other gross profit (loss)	$7,140	$6,067	$7,535	$9,299
(percent of related revenue)	41%	38%	20%	25%
Plus:
Stock-based compensation expense	1,227	1,127	3,482	3,208
Amortization of acquired intangible assets	175	175	525	525
Non-GAAP professional services and other gross profit	$8,542	$7,369	$11,542	$13,032
(percent of related revenue)	49%	46%	30%	36%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Non-GAAP income from operations:
GAAP income (loss) from operations	$569	$1,567	$(8,552)	$1,701
(percent of total revenue)	1%	2%	(3)%	1%
Plus:
Stock-based compensation expense	14,630	14,021	39,957	38,307
Amortization of acquired intangible assets	1,579	1,706	5,008	4,959
Non-GAAP income from operations	$16,778	$17,294	$36,413	$44,967
(percent of total revenue)	18%	21%	14%	19%

GAAP operating expense	$64,213	$58,802	$191,136	$170,181
(percent of total revenue)	70%	70%	74%	71%
Less:
Stock-based compensation expense	12,114	11,796	33,027	32,189
Non-GAAP operating expense	$52,099	$47,006	$158,109	$137,992
(percent of total revenue)	57%	56%	61%	58%

GAAP sales and marketing expense	$30,519	$26,112	$88,296	$75,386
(percent of total revenue)	33%	31%	34%	32%
Less:
Stock-based compensation expense	6,184	4,973	15,548	13,321
Non-GAAP sales and marketing expense	$24,335	$21,139	$72,748	$62,065
(percent of total revenue)	27%	25%	28%	26%

GAAP research and development expense	$20,814	$19,931	$62,545	$58,120
(percent of total revenue)	23%	24%	24%	24%
Less:
Stock-based compensation expense	3,341	4,249	9,979	11,414
Non-GAAP research and development expense	$17,473	$15,682	$52,566	$46,706
(percent of total revenue)	19%	19%	20%	20%

GAAP general and administrative expense	$12,880	$12,759	$40,295	$36,675
(percent of total revenue)	14%	15%	16%	15%
Less:
Stock-based compensation expense	2,589	2,574	7,500	7,454
Non-GAAP general and administrative expense	$10,291	$10,185	$32,795	$29,221
(percent of total revenue)	11%	12%	13%	12%

	NEW METHOD (1)				PRIOR METHOD (1) (2)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)

Non-GAAP net income and income per share:
GAAP net loss	$(2,674)	$(605)	$(16,193)	$(5,009)	$(2,674)	$(605)	$(16,193)	$(5,009)
(percent of total revenue)	(3)%	(1)%	(6)%	(2)%	(3)%	(1)%	(6)%	(2)%
Adjusted for:
Stock-based compensation expense	14,630	14,021	39,957	38,307	14,630	14,021	39,957	38,307
Amortization of acquired intangible assets	1,579	1,706	5,008	4,959	1,579	1,706	5,008	4,959
Non-cash interest expense on our convertible senior notes	3,429	3,197	10,112	9,428	3,429	3,197	10,112	9,428
Foreign currency transaction losses (gains)	316	(207)	93	(533)	316	(207)	93	(533)
Non-GAAP tax provision	(4,847)	(5,373)	(11,959)	(14,143)	(2,049)	(1,758)	(5,022)	(4,775)
Non-GAAP net income	$12,433	$12,739	$27,018	$33,009	$15,231	$16,354	$33,955	$42,377
(percent of total revenue)	14%	15%	10%	14%	17%	19%	13%	18%

GAAP net loss per basic common share	$(0.09)	$(0.02)	$(0.53)	$(0.17)	$(0.09)	$(0.02)	$(0.53)	$(0.17)
Adjusted for:
Stock-based compensation expense	0.47	0.47	1.30	1.30	0.47	0.47	1.30	1.30
Amortization of acquired intangible assets	0.05	0.06	0.16	0.17	0.05	0.06	0.16	0.17
Non-cash interest expense on our convertible senior notes	0.11	0.11	0.33	0.32	0.11	0.11	0.33	0.32
Foreign currency transaction losses (gains)	0.01	(0.01)	—	(0.02)	0.01	(0.01)	—	(0.02)
Non-GAAP tax provision	(0.16)	(0.18)	(0.39)	(0.48)	(0.07)	(0.06)	(0.16)	(0.16)
Non-GAAP net income per basic common share	$0.40	$0.43	$0.88	$1.12	$0.49	$0.55	$1.10	$1.44

GAAP net loss per diluted common share	$(0.09)	$(0.02)	$(0.53)	$(0.17)	$(0.09)	$(0.02)	$(0.53)	$(0.17)
Adjusted for:
Stock-based compensation expense	0.44	0.44	1.24	1.25	0.44	0.44	1.24	1.25
Amortization of acquired intangible assets	0.05	0.05	0.16	0.16	0.05	0.05	0.16	0.16
Non-cash interest expense on our convertible senior notes	0.10	0.10	0.31	0.31	0.10	0.10	0.31	0.31
Foreign currency transaction losses (gains)	0.01	(0.01)	—	(0.02)	0.01	(0.01)	—	(0.02)
Non-GAAP tax provision	(0.15)	(0.17)	(0.37)	(0.46)	(0.06)	(0.06)	(0.16)	(0.16)
Non-GAAP net income per diluted common share	$0.38	$0.40	$0.84	$1.08	$0.46	$0.52	$1.05	$1.39

(1) In the third quarter of 2017, we changed our method of calculating our non-GAAP provision for income taxes in accordance with the SEC's Non-GAAP Financial Measures Compliance and Disclosure Interpretation. To assist investors to better understand the change, we are providing the calculations under our new method and the prior method. The "New Method" consists of current and deferred income tax expense commensurate with the non-GAAP measure of profitability utilizing our projected effective long-term statutory tax rate (i.e. the rate we expect to be applicable to us after we implement our planned international restructuring and without giving effect to the merger with Cisco). We currently believe this effective long-term statutory tax rate will be approximately 26% of Non-GAAP pre-tax income. The "Prior Method" consists of current and deferred income tax expense commensurate with our cash income tax rate. We believe our long-term effective GAAP tax rate will be lower than the U.S. statutory tax rate based upon the planned restructuring (and without giving effect to the merger).
(2) During the third quarter of 2017, we have updated the 2017 cash income tax rate used in the “Prior Method” from 5% to 7%. The non-GAAP tax provision using the Prior Method for the three months ended September 30, 2017 will reflect the true-up of non-GAAP tax provision for the six months ended June 30, 2017 to the 7% cash income tax rate.

The impact of the change described in (1) above on prior periods with respect to non-GAAP net income and non-GAAP diluted net income per share is as follows:

	NEW METHOD
	Three Months Ended
	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	2017	2017	2017	2016	2016	2016	2016
Non-GAAP net income and income per share:
GAAP net (loss) income	$(2,674)	$(2,983)	$(10,536)	$5,826	$(605)	$(2,895)	$(1,509)
(percent of total revenue)	(3)%	(3)%	(13)%	6%	(1)%	(4)%	(2)%
Adjusted for:
Stock-based compensation expense	14,630	12,934	12,393	13,200	14,021	13,612	10,674
Amortization of acquired intangible assets	1,579	1,727	1,702	1,649	1,706	1,693	1,560
Non-cash interest expense on our convertible notes	3,429	3,371	3,311	3,256	3,197	3,144	3,087
Foreign currency transaction losses (gains)	316	(31)	(192)	717	(207)	185	(511)
Non-GAAP tax provision	(4,847)	(5,259)	(1,853)	(3,445)	(5,373)	(4,091)	(4,679)
Non-GAAP net income	12,433	9,759	4,825	21,203	12,739	11,648	8,622
(percent of total revenue)	14%	11%	6%	21%	15%	14%	12%

GAAP net (loss) income per basic common share	$(0.09)	$(0.10)	$(0.35)	$0.19	$(0.02)	$(0.10)	$(0.05)
Adjusted for:
Stock-based compensation expense	0.47	0.42	0.41	0.44	0.47	0.46	0.37
Amortization of acquired intangible assets	0.05	0.06	0.06	0.05	0.06	0.06	0.05
Non-cash interest expense on our convertible notes	0.11	0.11	0.11	0.11	0.11	0.11	0.11
Foreign currency transaction losses (gains)	0.01	—	(0.01)	0.02	(0.01)	0.01	(0.02)
Non-GAAP tax provision	(0.16)	(0.17)	(0.06)	(0.11)	(0.18)	(0.14)	(0.16)
Non-GAAP net income per basic common share	$0.40	$0.32	$0.17	$0.70	$0.43	$0.40	$0.30

GAAP net (loss) income per diluted common share	$(0.09)	$(0.10)	$(0.35)	$0.18	$(0.02)	$(0.10)	$(0.05)
Adjusted for:
Stock-based compensation expense	0.44	0.41	0.39	0.42	0.44	0.44	0.36
Amortization of acquired intangible assets	0.05	0.05	0.05	0.05	0.05	0.06	0.05
Non-cash interest expense on our convertible notes	0.10	0.11	0.10	0.10	0.10	0.10	0.10
Foreign currency transaction losses (gains)	0.01	—	(0.01)	0.02	(0.01)	0.01	(0.02)
Non-GAAP tax provision	(0.15)	(0.17)	(0.06)	(0.11)	(0.17)	(0.13)	(0.16)
Non-GAAP net income per diluted common share	$0.38	$0.31	$0.15	$0.67	$0.40	$0.38	$0.29

	PRIOR METHOD
	Three Months Ended
	30-Sep (2)	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	2017	2017	2017	2016	2016	2016	2016
Non-GAAP net income and income per share:
GAAP net (loss) income	$(2,674)	$(2,983)	$(10,536)	$5,826	$(605)	$(2,895)	$(1,509)
(percent of total revenue)	(3)%	(3)%	(13)%	6%	(1)%	(4)%	(2)%
Adjusted for:
Stock-based compensation expense	14,630	12,934	12,393	13,200	14,021	13,612	10,674
Amortization of acquired intangible assets	1,579	1,727	1,702	1,649	1,706	1,693	1,560
Non-cash interest expense on our convertible notes	3,429	3,371	3,311	3,256	3,197	3,144	3,087
Foreign currency transaction losses (gains)	316	(31)	(192)	717	(207)	185	(511)
Non-cash tax provision	(2,049)	(2,489)	(484)	4,054	(1,758)	(786)	(2,232)
Non-GAAP net income	15,231	12,529	6,194	28,702	16,354	14,953	11,069
(percent of total revenue)	17%	14%	8%	28%	19%	18%	15%

GAAP net (loss) income per basic common share	$(0.09)	$(0.10)	$(0.35)	$0.19	$(0.02)	$(0.10)	$(0.05)
Adjusted for:
Stock-based compensation expense	0.47	0.42	0.41	0.44	0.47	0.46	0.37
Amortization of acquired intangible assets	0.05	0.06	0.06	0.05	0.06	0.06	0.05
Non-cash interest expense on our convertible notes	0.11	0.11	0.11	0.11	0.11	0.11	0.11
Foreign currency transaction losses (gains)	0.01	—	(0.01)	0.02	(0.01)	0.01	(0.02)
Non-cash tax provision	(0.07)	(0.08)	(0.02)	0.13	(0.06)	(0.03)	(0.08)
Non-GAAP net income per basic common share	$0.49	$0.41	$0.20	$0.95	$0.55	$0.51	$0.38

GAAP net (loss) income per diluted common share	$(0.09)	$(0.10)	$(0.35)	$0.18	$(0.02)	$(0.10)	$(0.05)
Adjusted for:
Stock-based compensation expense	0.44	0.41	0.39	0.42	0.44	0.44	0.36
Amortization of acquired intangible assets	0.05	0.05	0.05	0.05	0.05	0.06	0.05
Non-cash interest expense on our convertible notes	0.10	0.11	0.10	0.10	0.10	0.10	0.10
Foreign currency transaction losses (gains)	0.01	—	(0.01)	0.02	(0.01)	0.01	(0.02)
Non-cash tax provision	(0.06)	(0.08)	(0.02)	0.13	(0.06)	(0.03)	(0.07)
Non-GAAP net income per diluted common share	$0.46	$0.40	$0.19	$0.91	$0.52	$0.49	$0.37
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
The interest rate is fixed on all our outstanding loan balances; consequently, we do not have exposure to risks due to increases in the variable rates tied to indexes. We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. Our restricted cash consists primarily of certificates of deposit that secure letters of credit related to operating leases for office space. These securities and investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. At September 30, 2017, we had long-term debt of $270.4 million associated with our convertible senior notes, which are fixed rate instruments. We would not expect a 10% change in interest rates to have a material impact on our results of operations.
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

As of September 30, 2017, we maintained eight open forward contracts with a total notional amount of $5.9 million. We did not maintain any open contracts as of December 31, 2016. All forward contracts have maturities of twelve months or less and were entered into to manage foreign currency exposures on certain foreign currency denominated accounts receivables. The Company recognized a gain of $0.2 million and a loss of $0.2 million related to the forward contracts for the three and nine months ended September 30, 2017, respectively.
Notwithstanding the open forward contracts described above, we have not fully hedged our exposure to fluctuations in foreign currency exchange rates, and fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash and cash equivalents that we report in U.S. Dollars would be impacted by a significant fluctuation in foreign currency exchange rates. Based on our cash and cash equivalent balances held in foreign currencies at September 30, 2017, if overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. Dollars would decrease by approximately $5.4 million, assuming constant foreign currency cash and cash equivalents balances, although the actual effects may differ materially from this hypothetical analysis.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, our chief financial officer and our chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.
On October 20, 2017, we entered into a definitive merger agreement with Cisco Systems, Inc. (“Cisco”) pursuant to which, upon the terms and subject to the conditions set forth therein, a wholly-owned subsidiary of Cisco would merge with and into us, with us continuing on as the surviving entity and a wholly-owned subsidiary of Cisco. The merger is subject to closing conditions, which include among other conditions, the adoption of the merger agreement by the holders of a majority of the outstanding shares of our common stock, the absence of any order or restraint or applicable legal requirement prohibiting, making illegal or enjoining the completion of the merger, the expiration or early termination of the waiting period under the HSR Act and the receipt of certain applicable foreign antitrust approvals. Therefore, the merger may not be completed or may not be completed as quickly as expected. If the merger agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. For example, on August 29, 2017, the last full trading day prior to published speculation regarding a potential transaction involving BroadSoft, BroadSoft common stock closed at $43.05 per share. On October 20, 2017, the last full trading day prior to the public announcement of the proposed merger, BroadSoft common stock closed at $53.90 per share, and, on the next trading day, following the announcement of our entering into the merger agreement, our stock price closed at $54.80 per share. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger, all or a portion of which will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Cisco a termination fee of $56 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.
The existence of the pending merger could have an adverse effect on our business, revenue and results of operations.
While the merger is pending, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer or cancel purchases of our products and/or services, pending completion of the merger or termination of the merger agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.
In addition, while the merger is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	the fact that we have incurred and will continue to incur significant expenses related to the merger;

•
the fact that, pursuant to the merger agreement, we must generally conduct our business in the ordinary course and we are subject to a variety of other restrictions on the conduct of our business prior to the closing of the merger or termination of the merger agreement; and

•	the fact that we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

If the merger occurs, our stockholders will not be able to participate in any upside to our business.
Upon consummation of the merger, our stockholders will receive $55.00 in cash per share, without interest and subject to applicable tax withholding, of our common stock owned by them, but will not receive any shares of Cisco common stock. As a result, if our business following the merger performs well, our current stockholders will not receive any additional consideration, and will therefore not receive any benefit from the performance of our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosure
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of October 20, 2017, by and among Cisco Systems, Inc., Brooklyn Acquisition Corp. and BroadSoft, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Second Amended and Restated Bylaws. (3)

4.1	Indenture, dated as of June 20, 2011, by and between the Company and Wells Fargo Bank, N.A., as Trustee. (4)

4.2	Form of Note representing the Company’s 1.50% Convertible Senior Notes due 2018. (5)

4.3	Indenture, dated as of September 15, 2015, by and between BroadSoft, Inc. and Wells Fargo Bank, N.A., as Trustee (6)

4.4	Form of Note representing the Company’s 1.0% Convertible Senior Notes due 2022 (7)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

___________________

(1)
Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on October 23, 2017 and incorporated herein by reference. Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

(2)	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on June 25, 2010 and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on November 20, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(5)	Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 1-34777) filed with the Securities and Exchange Commission on June 21, 2011 and incorporated by reference herein.

(6)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

(7)	Files as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34777) filed with the Securities and Exchange Commission on September 15, 2015 and incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSOFT, INC.

By:	/s/ James A. Tholen
James A. Tholen Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
Date: November 6, 2017